Form 10-K
period 2020-03-31
UNIVERSAL CORP /VA/
filed 2020-05-28
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE FISCAL YEAR ENDED	MARCH 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________TO_______________
Commission File Number: 001-00652

UNIVERSAL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia			54-0414210
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification Number)

9201 Forest Hill Avenue,	Richmond,	Virginia	23235
(Address of Principal Executive Offices)			(Zip Code)
804-359-9311
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	UVV	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates, based upon the closing sales price on the New York Stock Exchange of the registrant's common stock on September 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.3 billion.
As of May 25, 2020, the total number of shares of common stock outstanding was 24,431,137.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant's 2020 Proxy Statement for the 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended March 31, 2020.

UNIVERSAL CORPORATION
FORM 10-K

Forward-Looking Statements
This Annual Report on Form 10-K, which we refer to herein as our Annual Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Among other things, these statements relate to Universal Corporation’s financial condition, results of operations and future business plans, operations, opportunities, and prospects. In addition, Universal Corporation and its representatives may make written or oral forward-looking statements from time to time, including statements contained in other filings with the Securities and Exchange Commission (the “SEC”) and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: impacts of the ongoing COVID-19 pandemic; anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; impacts of regulation and litigation on our customers; integration of new businesses and the impact of these new businesses on future results; and general economic, political, market, and weather conditions. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors.” We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. In addition, the discussion of the impact of current trends on our business in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions” in Item 7 should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report.
General
This Annual Report uses the terms “Universal,” “the Company,” “we,” “us,” and “our” to refer to Universal Corporation and its subsidiaries when it is not necessary to distinguish among Universal Corporation and its various operating subsidiaries or when any distinction is clear from the context in which it is used.
See the “Results of Operations” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a discussion of adjusted operating income (loss), adjusted net income (loss) attributable to Universal Corporation, adjusted diluted earnings (loss) per share, and segment operating income (loss), non-GAAP financial measures that we refer to in this Annual Report on Form 10-K and consider useful in understanding our business results and trends.
PART I
Item 1.   Business

A.	The Company
Overview
We are an agri-products supplier. Tobacco has been our principal focus since our founding in 1918, and we are the leading global leaf tobacco supplier. We operate in over 30 countries on five continents and procure, finance, process, pack, store and ship leaf tobacco and other agri-products. The largest portion of our business involves procuring and processing flue-cured and burley leaf tobacco for manufacturers of consumer tobacco products. We do not manufacture any consumer products. Rather, we support consumer product manufacturers by selling them processed raw products and performing related services for them. Our reportable segments for our flue-cured and burley tobacco operations are North America and Other Regions. We also have a third reportable segment, Other Tobacco Operations, which comprises our dark tobacco business, our oriental tobacco joint venture, our fruit and vegetable processing businesses, and certain tobacco- and agribusiness-related services. We generated approximately $1.9 billion in consolidated revenues and earned $126.4 million in total operating income and $138.1 million in total segment operating income in fiscal year 2020. Universal Corporation is a holding company that operates through numerous directly and indirectly owned subsidiaries. Universal Corporation’s primary subsidiary is Universal Leaf Tobacco Company, Incorporated. See Exhibit 21, “Subsidiaries of the Registrant,” for additional subsidiary information.

Key Operating Principles
We believe that by following several key operating principles we can continue to produce good financial returns and enhance shareholder value. These key operating principles are:

•
Strategic market position. We work closely with both our customers and our suppliers to ensure that we deliver a product that meets our customers' needs while cultivating a strong, sustainable supplier base. We balance product purchases against indicated customer demand and maintain global procurement and production operations to maximize supply chain efficiencies.

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

•
Diversified sources. Our business is reliant on a strong and resilient supply chain, which enables us to deliver a stable supply of quality products to our customers. We operate in over 30 countries on five continents and maintain a presence in all major flue-cured, burley, oriental, and dark air-cured tobacco origin markets. This global presence allows us to meet our customers' diverse product requirements while minimizing the effects of adverse crop conditions and other localized supply disruptions.

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
Several important operating factors characterize our company and our primary business, leaf tobacco:

•	Experience dealing with large numbers of farmers,

•	Expertise in delivering a sustainable supply of compliant, traceable, competitively-priced leaf tobacco,

•	Capability to meet unique customer requirements for style, volume and quality,

•	Longstanding customer, farmer and community relationships,

•	Presence in all major leaf tobacco sourcing areas, and

•	Financial strength and flexibility.
In addition to our leaf tobacco business, we are involved in other smaller-scale tobacco and agribusiness opportunities. Our wholly-owned subsidiary, AmeriNic, Inc., produces liquid nicotine for next generation tobacco products. AmeriNic’s products are manufactured under stringent United States Pharmacopeia ("USP") standards. Global Laboratory Services, Inc., another wholly-owned subsidiary, provides testing for crop protection agents and tobacco constituents in seed, leaf, and finished products, including e-cigarette liquids and vapors. Analytical services include chemical compound testing in finished tobacco products and mainstream smoke. We also have a business in North Carolina that produces high-quality dehydrated and juiced vegetable and fruit ingredients and another business that recycles waste materials from tobacco production. Additionally, we are involved in research and development growth trials with trusted partners for agriproducts production, such as our current vanilla trial in Brazil.
In January 2020, we acquired FruitSmart, Inc. (“FruitSmart”), an independent specialty fruit and vegetable ingredient processor serving global markets. FruitSmart supplies a broad set of juices, concentrates, pomaces, purees, fruit fibers, seed and seed powders, and other value-added products to food, beverage and flavor companies throughout the United States and internationally. FruitSmart processes apples, grapes, blueberries, raspberries, cherries, blackberries, pears, cranberries and strawberries as well as other fruits and vegetables. This investment represents a foundational step in our development of a broader agri-products service platform as well an investment in value-added agricultural processing, the section of the agricultural value chain where we possess significant business expertise. We consider the agricultural value chain to consist of agricultural inputs, crop production, agricultural processing, manufacture and distribution, and retail sales. We also maintain an active investment pipeline and continue to explore growth opportunities in non-tobacco businesses and markets we believe will build on our foundational investment in FruitSmart and deliver value to our shareholders.
With respect to our leaf tobacco business, we generate our revenues from product sales of processed, packed tobacco that we source, from processing fees for tobacco owned by third parties, and from fees for other services. Sales to our six largest customers, with whom we have longstanding relationships, have accounted for more than two-thirds of our consolidated revenues for each of the past three fiscal years.  Our sales consist primarily of flue-cured and burley tobaccos. For the fiscal year ended March 31, 2020, our flue-cured and burley operations accounted for 84% of our revenues and 86% of our segment operating income.
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
We are a major purchaser and processor in the chief exporting regions for flue-cured and burley tobacco throughout the world. Africa, Brazil, and the United States produce approximately two-thirds of the flue-cured and burley tobacco grown outside of China. We estimate that over the last five years we have handled, through leaf sales or processing, on average between 30% and 40% of the annual production of such tobaccos in both Africa and the United States and between 15% and 25% in Brazil. These percentages can change from year to year based on the size, price, and quality of the crops. We participate in the procurement, processing, storage, and sale of oriental tobacco through ownership of a 49% equity interest in Socotab, L.L.C., a leading supplier of oriental tobaccos. In addition, we maintain a presence, and in certain cases, a leading presence, in all other major tobacco growing regions in the world. We believe that our leading position in the leaf tobacco industry is based on our volumes handled, our operating presence in all of the major sourcing areas, our ability to meet customer style, volume, and quality requirements, our expertise in dealing with large numbers of farmers, our long-standing relationships with customers, our development of processing equipment and technologies, and our financial position which enables us to make strategic investments in our business. The efficiencies that we offer our customers, due to our established network of operational expertise and infrastructure on the ground and our ability to market most styles and grades of leaf to a diverse customer base, are also key to our success.
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

Customers
A material part of our business is dependent upon a few customers. Our six largest customers are Altria Group Inc., British American Tobacco plc, China Tobacco International, Inc., Imperial Brands plc, Japan Tobacco, Inc., and Philip Morris International, Inc.   In the aggregate, these customers have accounted for more than two-thirds of our consolidated revenues for each of the past three fiscal years.  For the fiscal year ended March 31, 2020, each of British American Tobacco plc, Imperial Brands plc, and Philip Morris International, Inc., including their respective affiliates, accounted for 10% or more of our revenues. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on our results. We have longstanding relationships with all of these customers.
We had commitments from customers for approximately $532 million of the tobacco in our inventories at March 31, 2020. Based upon historical experience, we expect that at least 90% of such orders will be delivered during fiscal year 2021. Most of our products require shipment via trucks and oceangoing vessels to reach customer destinations. Delays in the delivery of orders can result from such factors as truck and container availability, port access and capacity, vessel scheduling, and changing customer requirements for shipment.
As more fully described in Note 1 to the consolidated financial statements in Item 8 of this Annual Report, we recognize revenue from the sale of tobacco when we complete our contractual performance obligation for the transfer of the tobacco, which is generally when title and risk of loss is transferred to our customer. Individual shipments may be large, and since the customer typically specifies shipping dates, our financial results may vary significantly between reporting periods due to timing of sales. In some markets, including Brazil, Italy, the Philippines, Poland, and the United States, we process tobacco that is owned by our customers, and we recognize the revenue for that service when the processing is completed.
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

Reportable Segments
We evaluate the performance of our leaf tobacco business by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. Performance of the oriental tobacco operations is evaluated based on our equity in the pretax earnings of our affiliate. Under this structure, we have the following primary operating segments: North America, South America, Africa, Europe, Asia, Dark Air-Cured, Oriental, and Special Services. North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and burley leaf tobacco operations for supply to cigarette manufacturers. Our Dark Air-Cured group supplies dark air-cured tobacco principally to manufacturers of cigars, pipe tobacco, and smokeless tobacco products, and our Oriental business supplies oriental tobacco to cigarette manufacturers. Our fruit and vegetable ingredients and liquid nicotine businesses are included in the Special Services group. Our Special Services group also provides laboratory services, including physical and chemical product testing, electronic nicotine delivery system and e-liquid testing, and smoke testing for customers.
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
We employed approximately 24,000 employees throughout the world during the fiscal year ended March 31, 2020. We estimated this figure because the majority of our personnel are seasonal employees.

D.	Research and Development
We did not expend material amounts for research and development during the fiscal years ended March 31, 2020, 2019, or 2018.

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
The ongoing coronavirus (COVID-19) pandemic could adversely affect our business, financial condition, results of operations and demand for our products and services.
Since January 2020, the COVID-19 outbreak, characterized as a pandemic by the World Health Organization on March 11, 2020, has caused, and is expected to continue to cause a widespread health crisis and significantly disrupt the U.S. and global economies, markets and supply chains. The potential and overall impact of the ongoing COVID-19 pandemic on our business, financial condition, results of operations and the demand for our products and services in the future is uncertain and impossible to predict at this time; however, COVID-19, and other adverse public health developments in countries and states where we operate, could have a material and adverse effect on our business, financial condition, results of operations and the demand for our products and services. These effects could include a negative impact on the availability of our employees, temporary closures of our facilities or the facilities of our business partners, customers, suppliers, third party service providers or other vendors, and the interruption of domestic and global supply chains, distribution channels, liquidity and capital markets. In addition, we have taken and will continue to take precautionary measures, including through consultation with governmental authorities and union representatives, intended to help minimize the risk of the ongoing COVID-19 pandemic to our employees, including implementing work-from-home protocols, instituting mandatory stay-at-home policies for those who are ill or significantly exposed to COVID-19, acquiring personal protective equipment (PPE), increasing sanitation and special sanitation of work areas, mandating social distancing (particularly among our employees engaged in manual processes), altering work arrangements to maintain social distancing and limiting visitors and non-employees at our facilities, each of which could negatively affect our business. Our business continuity plans and other safeguards, however, may not be effective to mitigate the results of the ongoing COVID-19 pandemic. The extent to which the ongoing COVID-19 pandemic will impact our business, financial condition, results of operations and demand for our products and services will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing geographic spread of COVID-19, the severity of the pandemic, the duration of the COVID-19 outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the COVID-19 pandemic and the impact on the U.S. and the global economies, markets and supply chains.
The impact of the ongoing COVID-19 pandemic and any worsening of the global business and economic environment as a result may also exacerbate the following risk factors discussed below in this Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.
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
Less than 5% of cigarettes manufactured worldwide are consumed in the United States. Nationally, the U.S. federal government and certain state and local governments have taken or proposed actions that may have the effect of reducing U.S. consumption of tobacco products and indirectly reducing demand for our products and services. These activities have included:

•	restrictions on the use of tobacco products in public places and places of employment,

•	legislation authorizing the U.S. Food and Drug Administration (“FDA”) to regulate the manufacturing and marketing of all tobacco products,

•	increases in the federal, state, and local excise taxes on cigarettes and other "deemed" tobacco products, and

•	the policy of the U.S. government to link certain federal grants to the enforcement of state laws restricting the sale of tobacco products.
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
In addition, continued government and public emphasis on environmental issues, including climate change, conservation, and natural resource management, could result in new or more stringent forms of regulatory oversight of industry activities, which may lead to increased levels of expenditures for environmental controls, land use restrictions, and other conditions that could have a material adverse effect on our business, financial condition, and results of operations. For example, certain aspects of our business generate carbon emissions, and regulatory restrictions on greenhouse gas emissions have been proposed in many countries. Such regulations may include limitations on such emissions, taxes or emission allowance fees on such emissions, various restrictions on industrial operations, and other measures that could affect land-use decisions, the cost of agricultural production, and the cost and means of processing and transporting our products. These actions could adversely affect our business, financial condition, and results of operations.

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
In addition, the current administration has called for substantial changes to U.S. foreign trade policy, including the possibility of imposing greater restrictions on international trade and significant tariffs on goods imported into the United States. Furthermore, the U.S. is taking a more robust approach to country-wide labor compliance in foreign jurisdictions which could include some of our strategic origins. An escalation of protectionist trade measures by the United States or other countries, such as taxes, tariffs, increased customs duties or other measures, could have a materially adverse effect on our business, financial condition and results of operations. Due to broad uncertainty regarding the timing, content and extent of any regulatory changes in the United States or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition and results of operations.
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
We extend credit to both suppliers and customers. A significant bad debt provision related to amounts due could adversely affect our results of operations. In addition, crop advances to farmers are generally secured by the farmers’ agreement to deliver green tobacco. In the event of crop failure, delivery failure, or permanent reductions in crop sizes, full recovery of advances may never be realized, or otherwise could be delayed until future crops are delivered. See Notes 1 and 17 to the consolidated financial statements in Item 8 for more information on these extensions of credit.
Fluctuations in foreign currency exchange rates may affect our results of operations.
We account for most of our tobacco operations using the U.S. dollar as the functional currency. The international tobacco trade generally is conducted in U.S. dollars, and we finance most of our tobacco operations in U.S. dollars. Although this generally limits foreign exchange risk to the economic risk that is related to leaf purchase and production costs, overhead, and income taxes in the source country, significant currency movements could materially impact our results of operations. Changes in exchange rates can make a particular crop more or less expensive in U.S. dollar terms. If a particular crop is viewed as expensive in U.S. dollar terms, it may be less attractive in the world market. This could negatively affect the profitability of that crop and our results of operations. In tobacco markets that are primarily domestic, the local currency is the functional currency. In addition, the local currency is the functional currency in other markets, such as Western Europe, where export sales have been denominated primarily in local currencies. In these markets, reported earnings are affected by the translation of the local currency into the U.S. dollar. See Item 7A, “Qualitative and Quantitative Disclosure About Market Risk” for additional discussion related to foreign currency exchange risk.
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
We sponsor domestic defined benefit pension plans that cover certain eligible employees. Our results of operations may be positively or negatively affected by the amount of expense we record for these plans. U.S. generally accepted accounting principles (“GAAP”) require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions that may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension expense for fiscal year 2020 were the discount rate, the expected long-term rate of return on plan assets, and the mortality rates. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to shareholders’ equity through a reduction or increase to the “Pension and other postretirement benefit plans” component of Accumulated Other Comprehensive Loss. At the end of fiscal year 2020, the projected benefit obligation of our qualified U.S. pension plan was $244 million and plan assets were $231 million. For a discussion regarding how our financial statements can be affected by pension plan valuation assumptions, see “Critical Accounting Estimates – Pension and Other Postretirement Benefit Plans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 13 to the consolidated financial statements in Item 8. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense can also affect the amount of cash we are required to contribute to our pension plans under requirements of the Employee Retirement Income Security Act (“ERISA”). Failure to achieve expected returns on plan assets could also result in an increase to the amount of cash we would be required to contribute to our pension plans. In order to maintain or improve the funded status of our plans, we may also choose to contribute more cash to our plans than required by ERISA regulations.
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
As discussed in Note 4 to the consolidated financial statements in Item 8, due to changes that have affected the Company's operations in Tanzania, an impairment charge was recorded during the third quarter of fiscal year 2019 to reduce the carrying values of the factory and storages in Morogoro, Tanzania to their estimated fair values.

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
TLTC and ULT worked closely with expert legal advisors and economists on this matter. Based on these engagements and consultations, the Company firmly believed the FCC’s allegations were frivolous and clearly without merit or support from the facts, law or economic analysis. The Company further believed the FCC’s proceedings were rife with irregularities and did not comply with applicable legal and regulatory procedures with respect to this matter, including failing to establish jurisdiction over ULT or to offer a legal justification for including ULT in the proceeding. To the contrary, the Company believed the facts, law and economic analysis clearly supported the legality and pro-competitive nature of the agreement and supported a proper conclusion that there was no infringement of Tanzania antitrust law, and the agreement had no negative impact on the Tanzania tobacco market. The Company further believed the FCC’s proposed fine is ludicrous, unwarranted and contrary to Tanzania law. TLTC and ULT immediately appealed the FCC findings to the Tanzania Fair Competition Tribunal, which immediately stayed the execution of any FCC fines.
On January 22, 2019, the FCC delivered provisional findings regarding two new allegations of antitrust violations. In those two new provisional findings, the FCC manufactured claims against ULT and ULT's subsidiaries in Tanzania, in addition to other parties in Tanzania. ULT and its Tanzania subsidiaries had already begun working closely with expert legal advisors on these matters to prepare and submit to the FCC proper and comprehensive responses. The Company also believed the most recent FCC provisional findings and allegations were frivolous and clearly without merit and lack facts, law or economic analysis to support them. In one of the two new matters, based on the Company's review of the provisional findings and consultation with counsel, the Company believed the FCC was seeking an equally large, ludicrous, unwarranted, and unlawful fine as the one sought in the original matter. The FCC's motivations for initiating these additional, spurious allegations against the Company's subsidiaries were unclear.
The FCC contacted TLTC during the pendency of the three matters to initiate settlement discussions in order to resolve and dismiss all outstanding matters. After protracted negotiations with the FCC regarding mutually-agreeable and reasonable procedural aspects of settlement, on March 27, 2020, ULT, its Tanzania subsidiaries and the FCC executed a binding no-fault settlement of the three matters (the “Settlement Agreement”). The terms of the Settlement Agreement included mutual confidentiality obligations and mutual releases which discharged all actions, claims, rights and demands of the FCC, ULT and its Tanzania subsidiaries in all these matters, as well as a settlement amount to be paid to the FCC.  Although the confidentiality obligations in the Settlement Agreement do not permit the Company publicly to disclose the settlement amount, such amount was not material to the fourth fiscal quarter or the fiscal year ended March 31, 2020. We are pleased to avoid the cost of further litigating these frivolous matters, and we believe no further related costs will be incurred.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2020
Cash dividends declared	$0.76	$0.76	$0.76	$0.76
Market price range:
High	60.94	62.70	57.06	58.14
Low	51.02	49.39	50.27	38.58
Fiscal Year Ended March 31, 2019
Cash dividends declared	$0.75	$0.75	$0.75	$0.75
Market price range:
High	68.25	71.60	76.98	60.67
Low	46.40	55.66	53.03	52.60
Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at March 31, 2020. At May 25, 2020, there were 992 holders of record of our common stock. See Notes 9 and 14 to the consolidated financial statements in Item 8 for more information on debt covenants and equity securities.
Purchases of Equity Securities
As indicated in the following table, we repurchased shares of our common stock during the three-month period ended March 31, 2020.

	Common Stock
Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1-31, 2020	23,134	$53.14	23,134	$68,232,199
February 1-28, 2020	100,374	50.84	100,374	63,129,363
March 1-31, 2020	155,018	45.15	155,018	56,129,802
Total	278,526	$47.87	278,526	$56,129,802

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

Item 6.   Selected Financial Data

	Fiscal Year Ended March 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per share data, ratios, and number of shareholders)
Summary of Operations
Sales and other operating revenues	$1,909,979	$2,227,153	$2,033,947	$2,071,218	$2,120,373
Operating income	$126,367	$161,169	$170,825	$178,401	$182,018
Segment operating income (1)	$138,121	$186,772	$179,950	$188,534	$186,439
Net income	$78,003	$110,134	$116,168	$112,506	$118,148
Net income attributable to Universal Corporation (2)	$71,680	$104,121	$105,662	$106,304	$109,016
Earnings available to Universal Corporation common shareholders	$71,680	$104,121	$105,662	$20,890	$94,268
Return on beginning common shareholders’ equity	5.4%	7.8%	8.2%	1.7%	8.2%
Earnings per share attributable to Universal Corporation common shareholders:
Basic	$2.87	$4.14	$4.18	$0.89	$4.16
Diluted	$2.86	$4.11	$4.14	$0.88	$3.92

Financial Position at Year End
Current ratio	5.53	6.26	5.94	5.83	6.65
Total assets	$2,120,921	$2,133,184	$2,168,632	$2,123,405	$2,231,177
Long-term debt	$368,764	$368,503	$369,086	$368,733	$368,380
Working capital	$1,212,218	$1,334,397	$1,321,323	$1,293,403	$1,392,276
Total Universal Corporation shareholders’ equity	$1,246,665	$1,337,087	$1,342,429	$1,286,489	$1,414,222

General
Number of common shareholders	1,000	1,028	1,131	1,182	1,225
Weighted average common shares outstanding:
Basic	24,982,259	25,129,192	25,274,975	23,433,860	22,683,290
Diluted	25,106,351	25,330,437	25,508,144	23,770,088	27,825,491
Dividends per share of convertible perpetual preferred stock (annual)(3)	$—	$—	$—	$50.63	$67.50
Dividends per share of common stock (annual)	$3.04	$3.00	$2.18	$2.14	$2.10
Book value per common share	$51.05	$53.50	$53.85	$50.90	$52.94

(1)
We evaluate the performance of our segments based on segment operating income, which is operating income after allocated overhead expenses (excluding significant non-recurring charges or credits), plus equity in the pretax earnings of unconsolidated affiliates. Segment operating income is a non-GAAP measure. See Note 17 to the consolidated financial statements in Item 8 of this Annual Report for information on reportable operating segments.

(2)	We hold less than a 100% financial interest in certain consolidated subsidiaries, and a portion of net income is attributable to the noncontrolling interests in those subsidiaries.

(3)
In December 2016 and January 2017, all outstanding shares of the Company's Series B 6.75% Convertible Perpetual Preferred Stock were converted for common stock or for cash, and none were outstanding during fiscal years 2018 to 2020.

Significant items included in the operating results in the above table are as follows:

•
Fiscal Year 2020 – $7.5 million of restructuring and impairment costs, primarily related to our tobacco operations in North Carolina and Africa. The restructuring and impairment costs included employee termination benefits, as well as impairment charges related to certain property, plant, equipment, and noncurrent assets.The restructuring and impairment costs reduced net income by $6.3 million, or $0.25 per diluted share. We incurred $4.7 million of non-tax deductible transaction costs associated with the acquisition of FruitSmart that reduced diluted earnings per share by $0.19. We recognized a $2.7 million expense in cost of goods sold relating to the expensing of a fair value adjustment to inventory associated with the initial acquisition accounting for FruitSmart, that reduced net income by $2.1 million, or $0.08 per diluted share. Additionally, income tax expense included $2.8 million for the settlement of an income tax matter related to a foreign subsidiary that reduced diluted earnings per share by $0.11. On a combined basis, the net effect of these items decreased net income by $15.9 million, or $0.63 per diluted share.

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
OVERVIEW
We source, process, and supply agri-products. Tobacco has been our principal focus since our founding in 1918, and we are the leading global leaf tobacco supplier. We derive most of our revenues from sales of processed tobacco to manufacturers of tobacco products throughout the world and from fees and commissions for specific services. We hold a strategic position in the world leaf markets where we work closely with both our customers and farmers to ensure that we deliver a compliant product that meets our customers' needs while promoting a strong supplier base. We adapt to meet changes in customer requirements as well as broader changes in the leaf markets, while continuing to provide the stability of supply and high level of service that distinguishes us in the marketplace. We believe that we have successfully met the needs of both our customers and suppliers while adapting to changes in leaf markets. Recognizing that leaf tobacco is a mature industry, we have also been positioning our company for the future by investing in non-tobacco businesses and are focusing on building out a broader plant-based agri-product services platform. Over the last three fiscal years, we have generated over $250 million in net cash flow from operations, invested over $185 million in our businesses, and returned over $250 million to our shareholders through a combination of dividends and share repurchases.
In fiscal year 2018, net income remained steady at about $106 million, despite modestly lower lamina volumes. We also continued to grow our market share and expand the services we provide our customers, including gaining new multi-year processing commitments in Brazil. In addition, we rewarded our shareholders by increasing our dividend rate and returning almost $55 million through dividends and repurchasing about $22 million, or 2%, of our outstanding common stock. Fiscal year 2018 was not without its challenges as fewer carryover crop sales and shipment delays in North America, African burley crop sizes that were down more than 40% over the prior year, and a $10 million reduction in income from the timing of receipt of distributions of unconsolidated subsidiaries compared to fiscal year 2017, negatively impacted our results. However, we did benefit from a return to normal crop volumes in Brazil, and the resultant gains from higher volumes and lower factory unit costs there.
Fiscal year 2019 was another strong year for Universal. We increased our tobacco volumes handled, earned additional business with our customers by expanding the services we provide, and have continued to improve our market share. During fiscal year 2019, we benefited from the recovery of African burley production, strong carryover volumes in the first half of the year, and robust demand for wrapper tobacco. Our revenues were up about 10% on those higher volumes, compared to fiscal year 2018. Our gross margin percentage remained flat, even though our product mix was less favorable as we handled a higher percentage of by-products in fiscal year 2019. In addition, results in our North America segment were negatively impacted by weather damage to tobacco crops in the United States, which reduced yields and third party processing volumes.
Near the end of fiscal year 2020, uncertain market conditions, mainly driven by the ongoing COVID-19 pandemic, led to extreme weakening of the Indonesian rupiah, Brazilian real, and Mexican peso relative to the U.S. dollar, all of which experienced double-digit depreciation during the month of March 2020. These currency weaknesses were the primary drivers for unfavorable currency comparisons, mainly attributable to remeasurement, of $13 million for the year ended March 31, 2020. Towards the end of fiscal year 2020, we also saw some shipment delays in certain regions due to the COVID-19 pandemic and slower customer orders, which increased our uncommitted inventory levels. In addition, our results for fiscal year 2020 were negatively impacted by lower carryover volumes compared to fiscal year 2019, mainly in North America and Africa. Our gross margins for fiscal year 2020, however, remained relatively flat compared to fiscal year 2019.
As we move into fiscal year 2021, we are forecasting that global flue-cured and burley tobacco production will decline by about 7% and 10%, respectively, which we believe will keep flue-cured tobacco in a slight oversupply position and burley will remain in a balanced supply position. We are closely monitoring the impacts of COVID-19 in all of our operations around the world. Business activity during the first fiscal quarter is usually lower than in other quarters, as crop purchases are continuing in Brazil and just beginning in Africa. To date we have not seen a material impact to our supply chain or seasonal planting or harvesting requirements, however, we have experienced increased volatility in foreign currency exchange rates, which we believe is related to the uncertainties from COVID-19. In some regions, our processing facilities temporarily experienced partial or total closures. Nearly all operations have resumed, and we have instituted measures to protect our employees including reduced staffing and social distancing. We have experienced slower processing due to social distancing requirements, which may delay shipments of packed orders. We have also taken steps at this time to conserve our liquidity position, including limiting most discretionary spending and non-essential capital spending.
We are continuing to position our company for success. As part of our capital allocation strategy, we made disciplined investments in both tobacco and non-tobacco businesses in fiscal year 2020 that we believe will be able to deliver shareholder value. Recognizing the strong demand for natural tobacco wrappers, we have taken steps to increase production in strategic regions to meet our customers’ ongoing and future demands. Our acquisition of FruitSmart Inc. in January 2020 represents a foundational step in building out a broader plant-based agri-products services platform for which we maintain an active investment pipeline. At the same time, we are focused on prudently managing our financial position and believe that we are well positioned to fund upcoming working capital needs, including any potential requirements due to the COVID-19 pandemic, and to take advantage of investment opportunities in our tobacco business. We are also extremely proud that we are able to deliver value to shareholders through dividend increases as illustrated by our milestone 50th annual dividend increase on May 27, 2020
COVID-19 Pandemic Impact
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Foreign governmental organizations and governmental organizations in the United States have taken various actions to combat the spread of COVID-19, including imposing stay-at-home orders and closing “non-essential” businesses and their operations. We are closely monitoring developments related to the ongoing coronavirus (COVID-19) pandemic and have taken and continue to take steps intended to mitigate the potential risks to us. It is paramount that our employees who operate our businesses are safe and informed. We have assessed and updated our existing business continuity plans for our business in the context of this pandemic. For example, we have taken precautions with regard to employee and facility hygiene, imposed travel limitations on our employees, directed certain employee groups to work remotely whenever possible, and we continue to assess protocols designed to protect our employees, customers and the public.
We are also working with our suppliers to understand the potential impacts to our supply chain; however, at this time, we have not experienced a material impact to our supply chain. During the quarter ended March 31, 2020, we experienced increased volatility in foreign currency exchange rates, which we believe is in part related to the uncertainties from COVID-19, as well as actions taken by governments and central banks in response to COVID-19. Certain foreign currencies depreciated significantly against the U.S. dollar in March 2020, including the Indonesian rupiah, Brazilian real, and Mexican peso. We expect continued volatility in foreign currency exchange rates during fiscal year 2021, though we cannot reasonably estimate the duration or extent of that volatility.
We continue to monitor the impacts of COVID-19, which include slower processing of our products due to controlled staffing in our facilities that could lead to later timing of shipments to our customers. We currently have sufficient liquidity to meet our current obligations and business operations remain fundamentally unchanged other than shipping delays, which could impact quarterly comparisons. This is, however, a rapidly evolving situation, and we cannot predict the extent or duration of the ongoing COVID-19 pandemic, the effects of it on the global, national or local economy, including the impacts on our ability to access capital, or its effects on our business, financial position, results of operations, and cash flows. We will continue to monitor developments affecting our employees, customers and operations and take additional steps to address the spread of COVID-19 and its impacts, as necessary.
RESULTS OF OPERATIONS
Amounts described as net income (loss) and earnings (loss) per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries. Adjusted operating income (loss), adjusted net income (loss) attributable to Universal Corporation, adjusted diluted earnings (loss) per share, and the total for segment operating income (loss) referred to in this discussion are non-GAAP financial measures. These measures are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for operating income (loss), net income (loss) attributable to Universal Corporation, diluted earnings (loss) per share, cash from operating activities or any other operating or financial performance measure calculated in accordance with GAAP, and may not be comparable to similarly-titled measures reported by other companies. A reconciliation of adjusted operating income (loss) to consolidated operating (income), adjusted net income (loss) attributable to Universal Corporation to consolidated net income (loss) attributable to Universal Corporation and adjusted diluted earnings (loss) per share to diluted earnings (loss) per share are provided in Other Items below. In addition, we have provided a reconciliation of the total for segment operating income (loss) to consolidated operating income (loss) in Note 17. "Operating Segments" to the consolidated financial statements in Item 8. Management evaluates the consolidated Company and segment performance excluding certain significant charges or credits. We believe these non-GAAP financial measures, which exclude items that we believe are not indicative of our core operating results, provide investors with important information that is useful in understanding our business results and trends.
Fiscal Year Ended March 31, 2020, Compared to the Fiscal Year Ended March 31, 2019
Net income for the fiscal year ended March 31, 2020, was $71.7 million, or $2.86 per diluted share, compared with $104.1 million, or $4.11 per diluted share, for the prior fiscal year. Excluding restructuring and impairment costs and certain non-recurring items, detailed in Other Items below, net income and diluted earnings per share declined by $25.3 million and $0.96, respectively, for fiscal year 2020, compared to fiscal year 2019. Operating income of $126.4 million for the fiscal year ended March 31, 2020, decreased by $34.8 million, compared to operating income of $161.2 million for the fiscal year ended March 31, 2019.
Segment operating income was $138.1 million for the fiscal year ended March 31, 2020, a decrease of $48.7 million, compared to the fiscal year 2019. Results reflected earnings declines in the North America and Other Regions segments, partially offset by earnings improvements in the Other Tobacco Operations segment for fiscal year 2020, compared to fiscal year 2019. Consolidated revenues decreased by $317.2 million to $1.9 billion for the year ended March 31, 2020, compared to the year ended March 31, 2019, on lower sales volumes and prices.

Flue-cured and Burley Leaf Tobacco Operations
Other Regions
Operating income for the Other Regions segment decreased by $40.8 million to $110.8 million for the fiscal year ended March 31, 2020, compared with fiscal year 2019, on lower sales and processing volumes. In fiscal year 2020, volumes decreased in Africa on smaller burley tobacco crops and lower carryover crop sales, and results for Brazil were down on lower volumes and a less favorable product mix, compared to fiscal year 2019. Results for Europe also reflected lower processing and sales volumes for fiscal year 2020, while Asia saw higher sales and trading volumes. Selling, general, and administrative costs for the segment were lower for fiscal year 2020, largely on lower customer claim costs, gains on fixed asset sales, and lower incentive compensations costs, partially offset by unfavorable foreign currency comparisons and lower net recoveries on advances to suppliers, compared with fiscal year 2019. Revenues for the Other Regions segment of $1.4 billion for the year ended March 31, 2020, were down $197.3 million, compared to fiscal year 2019, on lower sales prices and volumes.
North America
Operating income for the North America segment of $8.4 million for the fiscal year ended March 31, 2020, was down by $14.7 million, compared to the fiscal year ended March 31, 2019, primarily on significantly lower carryover crop sales volumes. In the first half of fiscal year 2019, carryover crop sales volumes were higher on shipments that had been delayed in fiscal year 2018 due to reduced transportation availability in the United States. In addition, in the fiscal year ended March 31, 2020, carryover crop sales volumes were down on reduced sales of U.S. burley tobaccos and current crop sales volumes were down in Mexico and Guatemala, compared to fiscal year 2019. Selling, general, and administrative costs for the North America segment were up for the fiscal year ended March 31, 2020, largely on unfavorable currency comparisons in Mexico. Revenues for this segment decreased by $146.4 million to $236.3 million for the fiscal year ended March 31, 2020, compared to the prior fiscal year, on lower sales volumes.
Other Tobacco Operations
The Other Tobacco Operations segment operating income of $19.0 million increased by $6.8 million for fiscal year 2020, compared with the fiscal year 2019. In fiscal year 2020, results for our dark tobacco operations reflected higher wrapper sales volumes and unfavorable foreign currency remeasurement comparisons due to the significant weakening of the Indonesian rupiah in the fourth fiscal quarter, compared to fiscal year 2019. Results for our oriental joint venture were down for fiscal year 2020, compared to fiscal year 2019, primarily from lower sales volumes and margins partially offset by lower operating expenses as well as favorable currency remeasurement and exchange variances. Selling, general, and administrative costs for the segment were higher in the fiscal year ended March 31, 2020, compared with fiscal year 2019, mostly from unfavorable currency variances in Indonesia. Revenues for the segment increased by $26.5 million to $301.3 million for the fiscal year ended March 31, 2020, largely on higher wrapper sales volumes and revenues from our newly acquired fruit and vegetable business.
Other Items
Cost of goods sold in the fiscal year ended March 31, 2020, decreased by 15% to $1.6 billion, compared with the prior fiscal year, consistent with a similar percentage decrease in revenues. Selling, general, and administrative costs for fiscal year 2020 decreased by $2.2 million to $222.9 million, as lower compensation costs, value-added tax charges, and customer claims costs as well as gains on sales of fixed assets were largely offset by unfavorable currency variances of approximately $13 million, primarily in Indonesia, Brazil, and Mexico.

The following tables set forth restructuring and impairment costs and certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income available to Universal Corporation:

Adjusted Operating Income:
	Fiscal Year Ended March 31,
(in thousands)	2020	2019
As Reported: Consolidated operating income	$126,367	$161,169
Restructuring and impairment costs(1)	7,543	20,304
FruitSmart acquisition transaction costs(2)	4,668	—
FruitSmart acquisition purchase accounting adjustment(3)	2,700	—
Adjusted operating income	$141,278	$181,473

Adjusted Net Income and Diluted Earnings Per Share
(in thousands except for per share amounts)	Fiscal Year Ended March 31,
(all amounts reported net of income taxes)	2020	2019
As Reported: Net income available Universal Corporation	$71,680	$104,121
Restructuring and impairment costs(1)	6,283	16,469
FruitSmart acquisition transaction costs(2)	4,668	—
FruitSmart acquisition purchase accounting adjustment(3)	2,133	—
Income tax settlement for foreign subsidiary(4)	2,766	—
Income tax benefit from dividend withholding tax liability reversal(5)	—	(7,765)
As adjusted: Net income available to Universal Corporation	$87,530	$112,825

Adjusted diluted earnings per share	$3.49	$4.45

(1)
Restructuring and impairment costs are included in Consolidated operating income in the consolidated statements of income and comprehensive, but excluded for purposes of Adjusted operating income, Adjusted net income available to Universal Corporation, and Adjusted diluted earnings per share. See Note 4 to the consolidated financial statements in Item 8 of this Annual Report for more information.

(2)
The Company incurred selling, general, and administrative expenses for due diligence and other transaction costs associated with the acquisition of FruitSmart (effective January 1, 2020). These costs are not deductible for U.S. income tax purposes. See Note 2 to the consolidated financial statements in Item 8 of this Annual Report for more information.

(3)
The Company recognized an increase in cost of goods sold in the 4th quarter of fiscal year 2020, relating to the expensing of a fair value adjustment to inventory associated with the initial acquisition accounting for FruitSmart, Inc. See Note 2 to the consolidated financial statements in Item 8 of this Annual Report for more information.

(4)
During fiscal year 2020, the Company recognized an income tax settlement charge related to operations at a foreign subsidiary. See Note 6 to the consolidated financial statements in Item 8 of this Annual Report for more information.

(5)
During fiscal year 2019, the Company reversed amounts previously recorded for dividend withholding taxes on distributed and undistributed retained earnings of a foreign subsidiary.  The reversal followed the resolution of uncertainties with the local country taxing authorities with respect to the inclusion of the tax under a tax holiday applicable to the subsidiary and was attributable to retained earnings amounts previously distributed or expected to be distributed prior to the expiration of the tax holiday. See Note 6 to the consolidated financial statements in Item 8 of this Annual Report for more information.

The Company’s consolidated effective tax rate for the fiscal year ended March 31, 2020, was approximately 31%. Income tax expense for the fiscal year ended March 31, 2020, included $2.8 million of additional expense ($0.11 per diluted share) for the resolution of a transfer pricing matter at a foreign subsidiary. Without the effect of this item, the consolidated effective tax rate for fiscal year 2020, would have been 29%.
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
The effective tax rates include the benefit of various tax planning opportunities, the effects of exchange rate changes on local earnings and taxes of foreign subsidiaries, as well as the net effect of items accounted for on a discrete basis in the respective reporting periods.

Fiscal Year Ended March 31, 2019, Compared to the Fiscal Year Ended March 31, 2018
Net income for the fiscal year ended March 31, 2019, was $104.1 million, or $4.11 per diluted share, compared with $105.7 million, or $4.14 per diluted share, for the fiscal year ended March 31, 2018. Those results included certain non-recurring items, detailed in Other Items below, which decreased diluted earnings per share by $0.34 and increased diluted earnings per share by $0.18 for the fiscal years ended March 31, 2019 and March 31, 2018, respectively. Excluding those non-recurring items, net income and earnings per share increased by $11.7 million and $0.49, respectively, for fiscal year 2019 compared to fiscal year 2018. Operating income of $161.2 million for the fiscal year ended March 31, 2019, which included restructuring and impairment charges of $20.3 million detailed in Other Items below, decreased by $9.7 million, compared to operating income of $170.8 million for the fiscal year ended March 31, 2018. Segment operating income was $186.8 million for the fiscal year ended March 31, 2019, an increase of $6.8 million, compared to segment operating income of $180.0 million for the fiscal year ended March 31, 2018. Results reflected earnings improvements in the Other Regions and Other Tobacco Operations segments and flat results for the North America segment for fiscal year 2019. Consolidated revenues increased by $193.2 million to $2.2 billion for the fiscal year 2019, compared to fiscal year 2018, primarily due to higher sales and processing volumes.
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
North America
Operating income for the North America segment of $23.1 million for year ended March 31, 2019, was flat, compared to fiscal year 2018. Results for fiscal year 2019 reflected higher carryover crop sales volumes on shipments delayed from the fourth quarter of fiscal year 2018 due to reduced transportation availability in the United States, offset by lower U.S. current crop sales and processing volumes largely due to weather-affected crops. Results for fiscal year 2019 also included higher shipment volumes from Guatemala and Mexico, compared to fiscal year 2018. Selling, general, and administrative costs for the North America segment for the fiscal year ended March 31, 2019, were modestly lower and declined as a percentage of sales, compared to fiscal year 2018. Revenues for this segment increased by $73.9 million to $382.6 million for the fiscal year ended March 31, 2019, compared to the fiscal year ended March 31, 2018, on the higher sales volumes, partly offset by lower processing revenues.
Other Tobacco Operations
The Other Tobacco Operations segment operating income increased by $2.1 million to $12.2 million for the fiscal year ended March 31, 2019, compared with fiscal year 2018. Results for the dark tobacco operations reflected higher sales of wrapper tobacco and stronger processing and other revenues for fiscal year 2019, compared to fiscal year 2018. Those improvements were partly offset by declines in the oriental joint venture. Lower sales volumes in the fiscal year 2019 and the absence of gain on the sale of idle assets in fiscal year 2018 for the oriental joint venture were offset in part by favorable currency remeasurement variances, compared to fiscal year 2018. Selling, general, and administrative costs for the segment were up for the fiscal year ended March 31, 2019, compared with fiscal year 2018, as higher value-added tax charges and higher compensation and incentive accruals were only partly offset by favorable currency remeasurement comparisons. Revenues for the segment increased by $31.7 million to $274.8 million for the fiscal year ended March 31, 2019, compared to fiscal year 2018, largely as a result of the higher wrapper tobacco sales volumes and increased processing and other revenues, partly offset by lower oriental tobacco volumes shipped into the United States.

Other Items
Cost of goods sold increased by 10% to $1.8 billion for the fiscal year ended March 31, 2019, compared with fiscal year 2018, and consistent with similar percentage changes in revenues. Selling, general, and administrative costs for fiscal year 2019, increased by $24.0 million to $225.1 million, mainly driven by higher compensation and incentive accruals, higher customer claims and allowance costs, negative foreign currency remeasurement and exchange variances, and higher value-added tax charges, partly offset by higher net recoveries on advances to suppliers, compared with fiscal year 2018. Selling, general, and administrative costs were flat as a percentage of sales for the fiscal year ended March 31, 2019, compared to the fiscal year ended March 31, 2018.
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

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our working capital requirements in fiscal year 2020 were lower than those in fiscal year 2019 mainly due to lower green tobacco prices and volumes. In fiscal year 2020, we also generated $10.9 million in cash flows from our operating activities, and our liquidity was sufficient to meet our needs. We continued our conservative financial policies and returned funds to shareholders.
Our liquidity and capital resource requirements are predominately short-term in nature and primarily relate to working capital for crop purchases. Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements, although crop size, prices paid to farmers, shipment and delivery timing, and currency fluctuations affect requirements each year. Peak working capital requirements are generally reached during the first and second fiscal quarters. Each tobacco production region follows a cycle of buying, processing, and shipping tobacco, and in many regions we also provide agricultural materials to tobacco farmers during the growing season. The timing of the elements of each cycle is influenced by such factors as local weather conditions and individual customer shipping requirements, which may change the level or the duration of tobacco crop financing. Despite a predominance of short-term needs, we maintain a portion of our total debt as long-term to reduce liquidity risk. We also periodically may have large cash balances that we utilize to meet our working capital requirements.
We believe that our financial resources are adequate to support our capital needs for at least the next twelve months. Our seasonal borrowing requirements primarily relate to purchasing crops in South America and Africa and can increase from March to September by more than $300 million. The funding required can vary significantly depending upon such factors as crop sizes, the price of leaf, the relative strength of the U.S. dollar, and the timing of shipments and customer payments. We deal with this uncertainty by maintaining substantial credit lines and cash balances. In addition to our operating requirements for working capital, we expect to spend around $45 to $55 million during fiscal year 2021 for capital expenditures to maintain our facilities and invest in opportunities to grow and improve our businesses. We also expect to provide about $10 million in funding to our pension plans. We have no long-term debt maturing until fiscal year 2024.
At this time, COVID‐19 has not had a material impact on our operations other than indirectly from unsettled currency markets, and we currently anticipate our current cash balances, cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements. However, given the uncertainty of future impacts from the ongoing COVID-19 pandemic including slower processing and possible delays in timing of some shipments, we have taken several steps at this time to conserve our liquidity position including temporarily limiting most discretionary spending and non-essential capital spending.
Cash Flow
Our operations generated about $10.9 million in operating cash flows in fiscal year 2020. That amount was about $153.6 million lower than the $164.5 million we generated in fiscal year 2019, largely due to lower current and carryover crop sales volumes in fiscal year 2020 and later timing of sales and shipments compared to the prior year’s fourth fiscal quarter. During the fiscal year ended March 31, 2020, we spent $35.2 million on capital projects and $80.2 million on the acquisition of a new business, and we returned $108.8 million to shareholders in the form of dividends and share repurchases. At March 31, 2020, cash balances totaled $107.4 million.
Working Capital
Working capital at March 31, 2020, was about $1.2 billion, down about $122.2 million from last fiscal year's level. Cash and cash equivalents were down $190.1 million at the end of fiscal year 2020, compared to balance at the end of fiscal year 2019, in part due to our acquisition of FruitSmart and increased share repurchases. Tobacco inventories of $707.3 million at March 31, 2020, were up $77.7 million compared to inventory levels at the end of the prior fiscal year, mostly on larger inventories of wrapper and North American tobacco. Other inventories are also up $29.7 million at March 31, 2020, from prior year levels largely on our acquisition of the new business in January 2020. We usually finance inventory with a mix of cash, notes payable, and customer deposits, depending on our borrowing capabilities, interest rates, and exchange rates, as well as those of our customers. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with tobacco farmers, we are obligated to buy all stalk positions, which may contain less marketable leaf styles. Our uncommitted tobacco inventories increased by approximately $47.0 million to $175.0 million, or about 25% of tobacco inventory, at March 31, 2020, which was above our target range. Uncommitted inventories at March 31, 2019, were $128.0 million, which represented 20% of tobacco inventory. The level of these uncommitted inventories is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders. At the end of fiscal year 2020, market disruptions due to the COVID-19 pandemic delayed some receipts of customer orders, particularly in Brazil. We estimate that as of April 30, 2020, our uncommitted inventories had already begun to decline as customer orders were received.

Capital Allocation
Our capital allocation strategy focuses on four strategic priorities:

•	Strengthening and investing for growth in our leaf tobacco business;

•	Increasing our strong dividend;

•	Exploring growth opportunities in non-tobacco industries and markets that utilize our assets and capabilities; and

•	Returning excess capital through share repurchases.
Our mission is to remain the leading global leaf tobacco supplier. We will continue to make disciplined investments within our leaf business and taking advantage of growth opportunities in tobacco as well as in non-tobacco industries and markets that utilize our assets and capabilities. Through these actions, we believe that will be able to deliver enhanced shareholder value through earnings growth and the generation of free cash flow despite operating in a mature industry.
In January 2020, we acquired FruitSmart for approximately $80 million, with potential earnout payments totaling $25 million based on Fruit Smart achieving certain financial targets in calendar years 2020 and 2021. We financed the acquisition using borrowings under our committed revolving credit facility and cash on hand. The investment in FruitSmart represents a foundational step in the development of a broader agri-products services platform. As we look ahead, we will continually evaluate opportunities to return capital to shareholders. At the same time, we remain committed to maintaining our investment grade credit rating and extending our 50-year history of dividend increases.
Share Activity
Our Board of Directors approved our current share repurchase program in November 2017, and in May 2019, extended its expiration to November 15, 2020. The program authorizes the purchase of up to $100 million of our common stock. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During fiscal year 2020, we purchased 656,820 shares of common stock at an aggregate cost of $33.5 million (average price per share of $50.94). At March 31, 2020, our available authorization under our current share repurchase program was approximately $56 million, and approximately 24.4 million common shares were outstanding.
Capital Spending
Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. During fiscal years 2020 and 2019, we invested $35.2 million and $38.8 million, respectively, in our property, plant, and equipment. Depreciation expense was approximately $38.4 million and $37.1 million, respectively, in fiscal years 2020 and 2019. Generally, our capital spending on maintenance projects is at a level below depreciation expense in order to maintain strong cash flow. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. We currently plan to spend approximately $45 to $55 million in fiscal year 2021 on capital projects for maintenance of our facilities and other investments to grow and improve our businesses. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year.
Outstanding Debt and Other Financing Arrangements
We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt increased by $203.0 million to $349.6 million during the fiscal year ended March 31, 2020. The increase primarily reflects lower cash balances. Net debt as a percentage of net capitalization was approximately 22% at March 31, 2020, up from 10% at March 31, 2019.
As of March 31, 2020, we had $430 million available under a committed revolving credit facility that will mature in December 2023, and we, together with our consolidated affiliates, had approximately $316 million in uncommitted lines of credit, of which approximately $238 million were unused and available to support seasonal working capital needs. The financial covenants under our committed revolving credit facility require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. As of March 31, 2020, we were in compliance with all covenants of our debt agreements. We also have an active, undenominated universal shelf registration filed with the SEC in November 2017 that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing until fiscal year 2024.

Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. Currently, we have interest rate swap agreements that convert the variable benchmark LIBOR rates on our two outstanding term loans entered to fixed rates. With the swap agreements in place, the effective interest rates on the $150 million five-year term loan and the $220 million seven-year term loan were 3.94% and 4.26%, respectively, as of March 31, 2020. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable rate five- and seven-year term loans and are accounted for as cash flow hedges. Under the swap agreements, we receive variable rate interest and pay fixed rate interest. At March 31, 2020, the fair value of our open interest rate hedge swaps was a net liability of approximately $37 million.
We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil and Africa, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At March 31, 2020, the fair value of those open contracts was a net liability of approximately $11 million. We also had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net liability of approximately $4 million at March 31, 2020. For additional information, see Note 11 to the consolidated financial statements in Item 8.
Pension Funding
The funds supporting our ERISA-regulated U.S. defined benefit pension plan during fiscal year 2020 which remained at approximately $231 million. The accumulated benefit obligation (“ABO”) and the projected benefit obligation (“PBO”) were both approximately $239 million and $244 million, respectively as of March 31, 2020. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 13 to the consolidated financial statements in Item 8. We expect to make contributions of about $10 million to our pension plans during the next year. It is our policy to regularly monitor the performance of the funds and to review the adequacy of our funding and plan contributions.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of March 31, 2020, were as follows:

(in thousands of dollars)	Total	2021	2022-2023	2024-2025	After 2025
Notes payable and long-term debt (1)	$507,336	$96,573	$30,556	$173,176	$207,031
Operating lease obligations	43,962	13,830	14,411	8,924	6,797
Inventory purchase obligations:
Tobacco	465,814	377,744	88,070	—	—
Agricultural materials	42,810	37,554	5,256	—	—
Other purchase obligations	9,194	6,871	1,684	639	—
Total	$1,069,116	$532,572	$139,977	$182,739	$213,828

(1)
Includes interest payments. Interest payments on $78.0 million of variable rate debt were estimated based on rates as of March 31, 2020. We have entered into interest rate swaps that effectively convert the interest payments on the $370.0 million outstanding balance of our two bank term loans from variable to fixed. The fixed rate has been used to determine the contractual interest payments for all periods.

In addition to principal and interest payments on notes payable and long-term debt, our contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield, and prices will depend on the quality of the tobacco delivered. We have partially funded our tobacco purchases in some origins with short-term advances to farmers and other suppliers, which totaled approximately $134 million, net of allowances, at March 31, 2020. In addition, we have guaranteed bank loans to farmers in Brazil that relate to a portion of our tobacco purchase obligations there. At March 31, 2020, we were contingently liable under those guarantees for outstanding balances of approximately $3 million (including accrued interest), and we had recorded a liability of approximately $0.1 million for the fair value of those guarantees. As tobacco is purchased and the related bank loans are repaid, our contingent liability is reduced.

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
Inventories
Inventories of tobacco are valued at the lower of cost or net realizable value with cost determined under the specific cost method. Raw materials are clearly identified at the time of purchase. We track the costs associated with raw materials in the final product lots, and maintain this identification through the time of sale. We also capitalize direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. We write down inventory for changes in net realizable value based upon assumptions related to future demand and market conditions if the indicated value is below cost. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write-downs. We experience inventory write-downs routinely. Inventory write-downs in fiscal years 2020, 2019, and 2018 were $10.3 million, $4.0 million, and $7.7 million, respectively.
Advances to Suppliers and Guarantees of Bank Loans to Suppliers
In many sourcing origins, we provide tobacco growers with agronomy services and seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature and are customarily repaid upon delivery of tobacco to us. In several origins, we have also made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In Brazil, we also guarantee bank loans made to farmers for seasonal crop financing. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to repay maturing advances. In those cases, we may extend repayment of the advances into the following crop year or satisfy the guarantee by acquiring the loan from the bank. In either situation, we will incur losses whenever we are unable to recover the full amount of the loans and advances. At each reporting period, we must make estimates and assumptions in determining the valuation allowance for advances to farmers and the liability to accrue for our obligations under bank loan guarantees. At March 31, 2020, the gross balance of advances to suppliers totaled approximately $153 million, and the related valuation allowance totaled approximately $16 million. The fair value of the loan guarantees for farmers in Brazil was a liability of less than $1.0 million at March 31, 2020.
Recoverable Value-Added Tax Credits
In many foreign countries, we pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When we sell tobacco to customers in the country of origin, we generally collect VAT on those sales. We are normally permitted to offset our VAT payments against those collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where our tobacco sales are predominately for export markets, we often do not generate enough VAT collections on downstream sales to fully offset our VAT payments. In those situations, we can accumulate unused VAT credits. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, in some countries we can accumulate significant balances of VAT credits over time. We review these balances on a regular basis, and we record valuation allowances on the credits to reflect amounts that we do not expect to recover, as well as discounts anticipated on credits we expect to sell or transfer. In determining the appropriate valuation allowance to record in a given jurisdiction, we must make various estimates and assumptions about factors affecting the ultimate recovery of the VAT credits. At March 31, 2020, the gross balance of recoverable tax credits (primarily VAT) totaled approximately $52 million, and the related valuation allowance totaled approximately $19 million.

Goodwill
We review the carrying value of goodwill for potential impairment on an annual basis and at any time that events or business conditions indicate that it may be impaired. As permitted under Accounting Standards Codification Topic 350 (“ASC 350”), at March 31, 2020 and 2019, we elected to base our initial assessment of potential impairment on qualitative factors. Those factors did not indicate any impairment of our recorded goodwill in fiscal year 2020. However, during fiscal year 2019, based on business changes that have affected our operations in Tanzania, we recorded a charge of approximately $0.9 million for the full impairment of goodwill attributable to that reporting unit. In fiscal years prior to basing our initial assessment on qualitative factors, we followed the quantitative approach in ASC 350 in assessing the fair value of our goodwill, which involved the use of discounted cash flow models (Level 3 of the fair value hierarchy under GAAP). Under our current qualitative assessment, we would also use those discounted cash flow models to measure any expected impairment indicated by the assessment. The calculations in these models are not based on observable market data from independent sources and therefore require significant management judgment with respect to operating earnings growth rates and the selection of an appropriate discount rate. Significant adverse changes in our operations or our estimates of future cash flows for a reporting unit with recorded goodwill, such as those caused by unforeseen events or changes in market conditions, could result in an impairment charge. A majority of our consolidated goodwill balance relates to our reporting unit in Brazil and recent acquisition of FruitSmart, Inc..
Fair Value Measurements
We hold various financial assets and financial liabilities that are required to be measured and reported at fair value in our financial statements, including money market funds, trading securities associated with deferred compensation plans, interest rate swaps, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers. We follow the relevant accounting guidance in determining the fair values of these financial assets and liabilities. Money market funds are valued based on net asset value (“NAV”), which is used as a practical expedient to measure the fair value of those funds (not classified within the fair value hierarchy). Quoted market prices (Level 1 of the fair value hierarchy) are used in most cases to determine the fair values of trading securities. Interest rate swaps and forward foreign currency exchange contracts are valued based on dealer quotes using discounted cash flow models matched to the contractual terms of each instrument (Level 2 of the fair value hierarchy). The fair value of the guarantees of bank loans to tobacco growers, which was approximately $0.1 million at March 31, 2020, is derived using an internally-developed discounted cash flow model. The model requires various inputs, including historical loss percentages for comparable loans and a risk-adjusted interest rate. Because significant management judgment is required in determining and applying these inputs to the valuation model, our process for determining the fair value of these guarantees is classified as Level 3 of the fair value hierarchy. At March 31, 2020, a 1% increase in the expected loss percentage for all guaranteed farmer loans would not have had a material effect on the fair value of the guarantee obligation. In addition, a 1% change in the risk-adjusted interest rate would not have had a material effect on the fair value of the guarantee obligation. We incorporate credit risk in determining the fair values of our financial assets and financial liabilities, but that risk did not materially affect the fair values of any of those assets or liabilities at March 31, 2020. We estimate the fair value of acquisition-related contingent consideration obligations by applying an income approach model that utilizes probability-weighted discounted cash flows. Each period we evaluate the fair value of the acquisition-related contingent consideration obligations. Significant judgment is applied to this model and therefore acquisition-related contingent consideration obligation is classified within Level 3 of the fair value hierarchy.
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
Our consolidated income tax expense and effective tax rate are heavily dependent on the tax rates of the individual countries in which we operate, the mix of our pretax earnings from those countries, and the prevailing rates of exchange of their local currencies with the U.S. dollar. The mix of pretax earnings and local currency exchange rates in particular can change significantly between annual and quarterly reporting periods based on crop sizes, market conditions, and economic factors. Our effective tax rate can be volatile from year-to-year and from quarter-to-quarter as result of these factors.
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

As of March 31, 2020, the effect of the indicated increase or decrease in the selected pension and other postretirement benefit valuation assumptions is shown below. The effect assumes no change in benefit levels.

(in thousands of dollars)	Effect on 2020 Projected Benefit Obligation Increase (Decrease)	Effect on 2021 Annual Expense Increase (Decrease)
Changes in Assumptions for Pension Benefits
Discount Rate:
1% increase	$(31,562)	$(2,845)
1% decrease	38,852	3,158
Expected Long-Term Return on Plan Assets:
1% increase	—	(2,524)
1% decrease	—	2,524

Changes in Assumptions for Other Postretirement Benefits
Discount Rate:
1% increase	(2,541)	(257)
1% decrease	3,014	295
Healthcare Cost Trend Rate:
1% increase	238	78
1% decrease	(219)	(72)
A 1% increase or decrease in the salary scale assumption would not have a material effect on the projected benefit obligation or on annual expense for the Company's pension benefits. See Note 13 to the consolidated financial statements in Item 8 for additional information on pension and other postretirement benefit plans.
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

OTHER INFORMATION REGARDING TRENDS
AND MANAGEMENT’S ACTIONS
Our financial performance depends on our ability to obtain an appropriate price for our products and services, to secure the product volumes and quality desired by our customers, and to maintain efficient, competitive operations. As the leading global leaf tobacco supplier, we continually monitor issues and opportunities that may impact the supply of and demand for leaf tobacco, the volumes of leaf tobacco that we handle, and the services we provide.
We believe that a key factor to perform successfully in the tobacco industry is our ability to provide customers with the quality of leaf and the level of service they desire on a global basis at competitive prices, while maintaining stability of supply. We add significant value to the leaf tobacco supply chain, providing expertise in dealing with large numbers of farmers, efficiently selling various qualities of leaf produced in each crop to a broad global customer base, and delivering products and services produced in a sustainable manner that meet stringent quality and regulatory specifications. We also help stabilize the tobacco markets and influence crop development at the farm level. As part of our commitment to our customers, we adapt our business model to meet their evolving needs and monitor new product developments in the tobacco industry to identify areas where we can provide additional value to them.
Non-Tobacco Investments
As we have stated in our capital allocation strategy, we will continue to make disciplined investments within our leaf business to take advantage of growth opportunities in tobacco as well as in non-tobacco industries and markets that utilize our assets and capabilities. Through these actions, we believe that we will be able to deliver enhanced shareholder value through earnings growth and the generation of free cash flow despite operating in a mature industry.
In our non-tobacco investments, we are focusing on building out a broader plant-based agri-product services platform. We made our first acquisition in this space with our purchase in January 2020 of FruitSmart, an independent specialty fruit and vegetable ingredient processor serving global markets, and we maintain an active investment pipeline. Our acquisition of FruitSmart represents a foundational step in our development of a broader agri-products service platform as well an investment in value-added agricultural processing, the section of the agricultural value chain where we possess significant business expertise. We consider the agricultural value chain to consist of agricultural inputs, crop production, agricultural processing, manufacture and distribution, and retail sales. We also recently hired a senior executive to be responsible for our agri-product services platform and play a key strategic role in our efforts to build out this platform. Our current target for our agri-product services platform is for it to eventually represent 10% to 20% of our earnings.
Current Tobacco Industry Trends
Mature Leaf Tobacco Markets
Leaf tobacco is sourced directly by product manufacturers, by global leaf suppliers such as ourselves, and by other smaller, mostly regional or local, leaf suppliers. We estimate that, of the flue-cured and burley tobacco grown outside of China in countries that are key export markets for tobacco, on average a little over a third is purchased directly by major manufacturers. Global leaf suppliers also usually purchase a little over a third of the tobacco, and the remainder is sourced by the smaller regional or local suppliers. Some of the tobacco purchased directly by manufacturers is processed by the global leaf suppliers. Although we operate in a mature industry, where demand for the end products has been declining at a compound annual rate of about 2% over the last five years, our mission is to remain the leading global leaf tobacco supplier. In recent years, we have been and believe that we will continue to be able to grow parts of our business, and maintain performance despite declines in demand for leaf tobacco from product manufacturers. We have done this by continuing to increase our delivery of services, driving supply chain efficiencies, enhancing the range of services we provide to certain customers, including direct buying, agronomic support, and specialized processing services, and improving our market share. We intend to continue to work to expand our business while at the same time maintaining an appropriate return for the services we provide and believe that there are several longer term trends in the industry that could provide additional opportunities for us both to offer additional services to our customers and to increase our market share.
We continually explore options to capitalize on the strengths of our core competencies and seek growth opportunities related to leaf tobacco and our operations around the world. For example, we have expanded our leaf purchasing, processing, and grower support services in multiple origins in response to customer demand. We have increased our product offerings to meet demand for shisha (water pipe) style leaf tobacco for customers in the Middle East and North Africa (MENA) region and natural wrappers in the United States and Europe. As we look at non-tobacco investments and explore new growth opportunities within tobacco, Universal is dedicated to remaining the leading global leaf tobacco supplier and building on our strong history.

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
We have also seen some reductions in sourcing from lower-volume tobacco growing origins by both global leaf suppliers and major manufacturers. Flue-cured tobacco is produced in over 70 countries around the world, and burley tobacco is grown in over 45 countries.  However, over 80% of both the flue-cured tobacco grown outside of China and the worldwide burley tobacco production is sourced from the top ten growing areas for each type of tobacco. We believe that these moves to reduce sourcing areas and concentrate on major tobacco export markets are another way for the industry to increase efficiency and to reduce costs. We have contributed to cost reduction and elimination of excess capacity in the supply chain through the closure or realignment of programs in Argentina, Canada, Germany, Italy, Hungary, Malawi, Nicaragua, Switzerland, Tanzania, and Zambia. We maintain a strong presence in all of the major tobacco sourcing areas and believe that any growth in these areas would favor global leaf suppliers such as ourselves. In the future, we expect that increased regulations requiring stringent monitoring and testing of leaf chemistry and compliant sourcing documentation will place greater emphasis on major sourcing areas.
Importance of Compliant Leaf
As we have said for a number of years, the production of compliant leaf for the tobacco industry continues to grow in importance. To be considered compliant, leaf tobacco must be grown in a traceable, sustainable manner utilizing Good Agricultural Practices (“GAP”). We have long invested significant resources in the programs and infrastructure needed to work with growers to produce compliant leaf and continue to enhance our ability to monitor and demonstrate this compliance for customers. Our Good Agricultural Practices focus on implementing international principles of sustainability by encouraging and training our farmers to employ sound field production and labor management practices that promote farmer profitability and minimal environmental impact. To assist farmers, Universal provides comprehensive training, technical support in the field, and crop analytics through ongoing research and development. Our commitment to compliance is reinforced through MobilLeaf™, our proprietary mobile device platform that captures and shares data in real-time, embedding sustainability throughout our supply chain and providing monitoring of GAP efforts, compliance with labor standards, and opportunities to enhance efficiencies. We believe that compliant leaf will continue to grow in importance to our customers and, as a result, will favor global suppliers who are able to deliver this product.
Growth of Alternative Tobacco Products
Most of the major tobacco product manufacturers have been developing next generation and modified risk products. These include electronic nicotine delivery systems (“ENDS”), oral tobacco and nicotine products, and heated tobacco products. ENDS use liquid nicotine, which is predominately derived from leaf tobacco, and heated tobacco products use leaf tobacco. Oral tobacco and nicotine products may use liquid nicotine or leaf tobacco. At this time it is unclear how these new products will affect demand for leaf tobacco. However, as our customers have been developing these products, we have been working with them to make sure we are able to meet their needs for both their traditional and new products. This is consistent with our commitment to efficiently and effectively adapt our business model to meet our customers’ evolving needs. Specifically, we have expertise in tobacco seed development, crop production methods, crop sourcing, processing, and manufacturing of reconstituted sheet tobacco, which is beneficial to our customers as they continue to develop alternative tobacco products. We also are able to provide high quality liquid nicotine through our subsidiary, AmeriNic. We continue to monitor industry developments regarding next generation products, including consumer acceptance and regulation, and will adapt accordingly.

Leaf Tobacco Supply
Production
Flue-cured tobacco crops grown outside of China were up slightly in fiscal year 2020 by less than 2% to 1.9 billion kilos compared to fiscal year 2019. Global burley tobacco production decreased by about 7% to about 552 million kilos in fiscal year 2020, largely due to smaller crops in Africa. Flue-cured tobacco crops grown outside of China are projected to decrease by about 7% to 1.8 billion kilos in fiscal year 2021. Burley volumes are also forecast to decrease further to about 499 million kilos in fiscal year 2021. We estimate that as of March 31, 2020, industry uncommitted flue-cured and burley inventories, excluding China, totaled about 122 million kilos, an increase of about 13% from March 31, 2019 levels. At this time, we believe that flue-cured tobacco is in a slight oversupply position and burley tobacco is in line with anticipated demand.
We also forecast that oriental tobacco production will increase by about 8%, and dark air-cured production will increase by about 2% in fiscal year 2021. Over the long term, we believe that global tobacco production will continue to decline slightly in line with slightly declining total demand. South America, Asia, Africa, and North America will remain key sourcing regions for flue-cured and burley tobaccos.
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
Leaf Tobacco Demand
Industry data shows that over the past five years, total world consumption of cigarettes fell at a compound annual rate of about 2%. We believe that growth in world consumption of cigarettes peaked several years ago and is declining. As a result, we expect that near term global demand for leaf tobacco will continue to slowly decline in line with declining global cigarette consumption.
Our sales consist primarily of flue-cured and burley tobaccos. Those types of tobacco, along with oriental tobaccos, are used in American-blend cigarettes which are primarily smoked in Western Europe and the United States. English-blend cigarettes which use flue-cured tobacco are mainly smoked in the United Kingdom and Asia and other emerging markets. Industry data shows that consumption of American-blend cigarettes has declined at a compound annual rate of about 2% for the five years ended in 2019. If demand for American-blend cigarettes declines at a higher rate than reductions in demand for English-blend cigarettes, there may be less demand for burley and oriental tobaccos and more demand for flue-cured tobacco. However, demand is affected by many factors, including regulation, product taxation, illicit trade, alternative tobacco products, and Chinese imports. To the extent that domestic leaf production and inventory durations in China do not meet requirements for Chinese cigarette blends, that tobacco could be sourced from other origins where we have major market positions. On a year-to-year basis, we are also susceptible to fluctuations in leaf supply due to crop sizes and leaf demand as manufacturers adjust inventories or respond to changes in cigarette markets. We currently believe that the supply of flue-cured tobaccos slightly exceeds anticipated demand, and the supply of burley tobaccos is in line with anticipated demand. However, inventories held by our customers may affect their near-term demand for leaf tobacco. We also sell oriental tobaccos, which are used in American-blend cigarettes, and dark tobaccos, which are used in cigars and other smokeless products. While we expect demand for oriental tobaccos and dark tobaccos used in cigar filler to be generally in line with supply, we are continuing to see strong demand for wrapper tobacco.
Regulation and Product Taxation
Decreased social acceptance of smoking and increased pressure from anti-smoking groups have had an ongoing adverse effect on the percentage of the population using tobacco products, particularly in the United States and Western Europe. Many governments have additionally taken or proposed steps to restrict or prohibit tobacco product advertising and promotion, to increase taxes on such products, to prohibit smoking in public areas, and to discourage tobacco product consumption. A number of such measures are included in the Framework Convention on Tobacco Control (“FCTC”), which was negotiated under the auspices of the World Health Organization (“WHO”) and offers guidelines for, among other issues, discouraging or controlling tobacco use. Such guidelines are reviewed and developed biennially at a Conference of Parties (“COP”), with COP-9 scheduled to be held in

November 2021. The 180 countries that are signatories to the FCTC may choose how to fulfill their obligations in implementing the articles in a manner that is most suitable with their approach to tobacco control. For example, China imposed a ban on smoking in public places, while in the United Kingdom and Australia, laws have been passed mandating plain packaging, the removal of branding on cigarette packages. We cannot predict the extent to which government efforts to reduce tobacco consumption might affect the business of our primary customers. However, a significant decrease in worldwide tobacco consumption, as well as shifts to modified risk tobacco products facilitated by existing or future governmental laws and regulations, could reduce demand for leaf tobacco and services and have a material adverse effect on our business.
Recommendations by the WHO, through the FCTC, may cause shifts in customer usage of certain types and styles of tobacco. As seen in the United States, Canada, Brazil, and the European Union, efforts have been taken to eliminate flavorings from tobacco products. Additionally, discussions continue about the possibility of mandating the reduction of nicotine content in certain tobacco products to less than addictive levels. Such decisions could cause a change in requirements for certain leaf tobaccos in particular countries. Shifts in customer demand from one type of leaf tobacco to another could create sourcing issues as requirements move from one origin to another. Furthermore, instruction at the farm level may be required to produce the changing styles of leaf tobacco needed by tobacco product manufacturers. Given our strong global footprint, well-developed programs, and networks at the farm level worldwide, we remain particularly well positioned to meet any changes to manufacturer requirements.
In 2009, the U.S. Congress passed the Family Smoking Prevention and Tobacco Control Act (“the Act”). This legislation authorizes the Food and Drug Administration (“FDA”) to regulate the manufacturing and marketing of all tobacco products. The FDA has banned flavored cigarettes, restricted youth access to tobacco products, banned advertising claims regarding certain tobacco products, promulgated new smokeless tobacco warnings, and issued new cigarette health warnings. In addition, the FDA established the Center for Tobacco Products (“CTP”). Over the past decade, the CTP has focused on establishing the scientific foundation and regulatory framework for regulating tobacco products in the United States. On May 10, 2016, the FDA released “deeming” regulations that extend FDA oversight to all tobacco products, including electronic nicotine delivery systems, cigars, hookah tobacco, pipe tobacco, dissolvables, and “novel and future products.” The regulations require that tobacco product manufacturers register tobacco products that were on the market on February 15, 2007, and to seek FDA authorization to sell any products modified or introduced after such date. All such submissions require manufacturers to list ingredients in their products. Per an order issued by the U.S. District Court for the District of Maryland in July 2019, the deadline for all pre-market tobacco application submissions moved to May 12, 2020. However, due to the global COVID-19 pandemic, the Court will likely extend this deadline.
On July 28, 2017, then FDA Commissioner Scott Gottlieb announced a new regulatory approach for the regulation of combustible and non-combustible products focusing on nicotine reduction and the continuum of risk. The agency issued an Advanced Notice of Proposed Rule Making (“ANPRM”) with the intention of developing a nicotine product standard for cigarettes that reduces the level of nicotine to below-addictive levels. Additional ANPRMs were issued: 1) to explore the science behind exempting premium cigars from premarket authorization requirements and 2) to address menthol in cigarettes, flavors in vapor and other ENDS products, and the future ENDS and vapor product standards. Furthermore, as part of the comprehensive plan, the FDA approved the first “heat-not-burn” premarket tobacco application to permit the product’s sale in the United States.
In December 2019, Dr. Stephen Hahn was sworn in as FDA Commissioner. Prompted by an uptick in youth use of ENDS products as reported by the National Youth Tobacco Study, FDA finalized its guidance related to its compliance policy regarding certain flavored ENDS products. This guidance, among other things, prioritized FDA’s enforcement of the premarket review requirements against any “flavored, cartridge-based ENDS product (other than a tobacco- or menthol-flavored ENDS product)” previously marketed under the terms of FDA’s enforcement discretion policy without an otherwise-required marketing order. The final guidance did not consider further enforcement of flavored cigars despite discussions in the draft guidance.
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
A number of governments, particularly federal and local governments in the United States and the European Union, impose excise or similar taxes on tobacco products. Further legislation proposing new or increased taxes on tobacco products is likely to continue. In some cases, proposed legislation seeks to significantly increase existing taxes on tobacco products, or impose new taxes on products that have not been subject to tax (e.g. ENDS products and liquid nicotine). Increases in product taxation may reduce the affordability of, and demand for, tobacco products, which will affect requirements for leaf tobacco by tobacco product manufacturers.
Illicit Trade
Illicit trade is another factor which influences demand for leaf tobacco. Industry estimates of the illegal, unregulated illicit market for cigarettes are approximately 10% to 12% of global stick consumption, representing $40 to $50 billion in lost tax revenue globally. The United States, European Union, and the WHO have initiated substantial steps in combating illicit trade. We continue to support both governmental and industry efforts to eradicate illicit trade.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans, which have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $78 million at March 31, 2020. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $0.8 million, that amount would be at least partially mitigated by changes in charges to customers.
In addition, changes in interest rates affect the calculation of our pension plan liabilities. As rates decrease, the liability for the present value of amounts expected to be paid under the plans increases. Rate changes also affect expense. As of the March 31, 2020 measurement date, a 1% decrease in the discount rate would have increased the projected benefit obligation (“PBO”) for pensions by $39 million and increased annual pension expense by $3 million. Conversely, a 1% increase in the discount rate would have reduced the PBO by $32 million and reduced annual pension expense by $3 million.
Currency Risk
The international leaf tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country. We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency. Any currency gains or losses on those advances are usually offset by increases or decreases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries. We are vulnerable to currency remeasurement gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. We recognized net remeasurement losses of $16.4 million in fiscal year 2020 and $1.8 million in fiscal year 2019, and net remeasurement gains of $0.2 million in fiscal year 2018. We recognized net foreign currency transaction losses of $2.9 million in fiscal year 2020, $4.3 million in fiscal year 2019, and $0.1 million in fiscal year 2018. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. We have entered forward currency exchange contracts to hedge against the effects of currency movements on purchases of tobacco to reduce the volatility of costs. In addition, we periodically enter into forward contracts to hedge balance sheet exposures. See Note 11 to the consolidated financial statements in Item 8 for additional information about our hedging activities.
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
Hedging Risk
Hedging interest rate exposure using swaps and hedging foreign currency exchange rate exposure using forward contracts are specifically contemplated to manage risk in keeping with management's policies. We may use derivative instruments, such as swaps, forwards, options, or futures, which are based directly or indirectly upon interest rates and currencies to manage and reduce the risks inherent in interest rate and currency fluctuations. When we use foreign currency derivatives to mitigate our exposure to exchange rate fluctuations, we may choose not to designate them as hedges for accounting purposes, which may result in the effects of the derivatives being recognized in our earnings in periods different from the items that created the exposure.
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

Item 8.   Financial Statements and Supplementary Data
UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars, except share and per share data)	2020	2019	2018
Sales and other operating revenues	$1,909,979	$2,227,153	$2,033,947

Costs and expenses
Cost of goods sold	1,553,167	1,820,562	1,661,999
Selling, general and administrative expenses	222,902	225,118	201,123
Restructuring and impairment costs	7,543	20,304	—

Operating income	126,367	161,169	170,825
Equity in pretax earnings of unconsolidated affiliates	4,211	5,299	9,125
Other non-operating income (expense)	986	832	662
Interest income	1,581	1,532	1,686
Interest expense	19,854	17,510	15,621

Income before income taxes	113,291	151,322	166,677
Income taxes	35,288	41,188	50,509

Net income	78,003	110,134	116,168
Less: net income attributable to noncontrolling interests in subsidiaries	(6,323)	(6,013)	(10,506)
Net income attributable to Universal Corporation	$71,680	$104,121	$105,662

Earnings per share:
Basic	$2.87	$4.14	$4.18
Diluted	$2.86	$4.11	$4.14

Weighted average common shares outstanding:
Basic	24,982,259	25,129,192	25,274,975
Diluted	25,106,351	25,330,437	25,508,144
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars)	2020	2019	2018
Net income	$78,003	$110,134	$116,168
Other comprehensive income (loss):
Foreign currency translation, net of income taxes	(3,066)	(16,316)	14,162
Foreign currency hedge, net of income taxes	(11,850)	(341)	223
Interest rate hedge, net of income taxes	(26,468)	(7,462)	4,498
Pension and other postretirement benefit plans, net of income taxes	(14,766)	(11,665)	2,613
Total other comprehensive income (loss), net of income taxes	(56,150)	(35,784)	21,496
Total comprehensive income	21,853	74,350	137,664
Less: comprehensive income attributable to noncontrolling interests	(6,079)	(5,856)	(10,134)

Comprehensive income attributable to Universal Corporation	$15,774	$68,494	$127,530
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands of dollars)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$107,430	$297,556
Accounts receivable, net	340,711	368,110
Advances to suppliers, net	133,778	106,850
Accounts receivable—unconsolidated affiliates	11,483	30,951
Inventories—at lower of cost or net realizable value:
Tobacco	707,298	629,606
Other	99,275	69,611
Prepaid income taxes	12,144	14,264
Other current assets	67,498	71,197
Total current assets	1,479,617	1,588,145

Property, plant and equipment
Land	21,376	22,952
Buildings	256,488	261,976
Machinery and equipment	634,395	608,191
	912,259	893,119
Less accumulated depreciation	(597,106)	(590,625)
	315,153	302,494
Other assets
Operating lease right-of-use assets	39,256	—
Goodwill and other intangibles, net	144,687	97,994
Investments in unconsolidated affiliates	77,543	80,482
Deferred income taxes	20,954	13,357
Other noncurrent assets	43,711	50,712
	326,151	242,545

Total assets	$2,120,921	$2,133,184

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS—(Continued)

	March 31,
(in thousands of dollars)	2020	2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$78,033	$54,023
Accounts payable and accrued expenses	140,202	145,506
Accounts payable—unconsolidated affiliates	55	106
Customer advances and deposits	10,242	21,675
Accrued compensation	23,710	31,372
Income taxes payable	5,334	1,066
Current portion of operating lease liabilities	9,823	—
Current portion of long-term debt	—	—
Total current liabilities	267,399	253,748

Long-term debt	368,764	368,503
Pensions and other postretirement benefits	70,680	59,257
Long-term operating lease liabilities	25,893	—
Other long-term liabilities	69,427	43,214
Deferred income taxes	29,474	28,584
Total liabilities	831,637	753,306

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 24,421,835 shares issued and outstanding (24,989,946 at March 31, 2019)	321,502	326,600
Retained earnings	1,076,760	1,106,178
Accumulated other comprehensive loss	(151,597)	(95,691)
Total Universal Corporation shareholders' equity	1,246,665	1,337,087
Noncontrolling interests in subsidiaries	42,619	42,791
Total shareholders' equity	1,289,284	1,379,878

Total liabilities and shareholders' equity	$2,120,921	$2,133,184
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(in thousands of dollars)	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$78,003	$110,134	$116,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,379	37,104	34,836
Provision for losses (recoveries) on advances and guaranteed loans to suppliers	937	(2,339)	3,730
Inventory write-downs	10,319	4,002	7,687
Stock-based compensation expense	5,631	8,152	7,610
Foreign currency remeasurement loss (gain), net	16,422	1,786	(184)
Deferred income taxes	(8,697)	3,873	(11,132)
Equity in net income of unconsolidated affiliates, net of dividends	1,101	3,659	(1,521)
Restructuring and impairment costs	7,543	20,304	—
Restructuring payments	(2,787)	(4,014)	(315)
Other, net	(8,772)	5,613	(7,866)
Changes in operating assets and liabilities, net:
Accounts and notes receivable	16,267	(8,373)	38,264
Inventories and other assets	(94,538)	33,796	(116,728)
Income taxes	10,927	(8,981)	1,239
Accounts payable and other accrued liabilities	(48,534)	(54,912)	13,397
Customer advances and deposits	(11,304)	14,718	(3,940)
Net cash provided by operating activities	10,897	164,522	81,245

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(35,227)	(38,760)	(34,037)
Purchase of business, net of cash held by the business	(80,180)	—	—
Proceeds from sale of property, plant and equipment	8,547	2,061	5,194
Other	495	2,000	1,450
Net cash used by investing activities	(106,365)	(34,699)	(27,393)

Cash Flows From Financing Activities:
Issuance (repayment) of short-term debt, net	24,114	12,036	(18,159)
Issuance of long-term debt	—	41,147	—
Repayment of long-term debt	—	(41,147)	—
Dividends paid to noncontrolling interests in subsidiaries	(6,251)	(5,938)	(7,350)
Repurchase of common stock	(33,457)	(1,443)	(21,610)
Dividends paid on common stock	(75,368)	(69,883)	(54,699)
Proceeds from termination of interest rate swap agreements	—	5,428	—
Debt issuance costs and other	(3,184)	(5,987)	(2,828)
Net cash used by financing activities	(94,146)	(65,787)	(104,646)

Effect of exchange rate changes on cash	(512)	(608)	929
Net increase (decrease) in cash and cash equivalents	(190,126)	63,428	(49,865)
Cash and cash equivalents at beginning of year	297,556	234,128	283,993
Cash and Cash Equivalents at End of Year	$107,430	$297,556	$234,128

Supplemental information—cash paid for:
Interest	$19,376	$16,462	$15,621
Income taxes, net of refunds	$30,984	$44,856	$58,339
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2020
Balance at beginning of year	$326,600	$1,106,178	$(95,691)	$42,791	$1,379,878
Changes in common stock
Repurchase of common stock	(8,562)	—	—	—	(8,562)
Accrual of stock-based compensation	5,631	—	—	—	5,631
Withholding of shares from stock-based compensation for grantee income taxes	(3,183)	—	—	—	(3,183)
Dividend equivalents on restricted stock units (RSUs)	1,016	—	—	—	1,016
Changes in retained earnings
Net income	—	71,680	—	6,323	78,003
Cash dividends declared on common stock ($3.04 per share)	—	(75,187)	—	—	(75,187)
Repurchase of common stock	—	(24,895)	—	—	(24,895)
Dividend equivalents on restricted stock units (RSUs)	—	(1,016)	—	—	(1,016)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	(2,822)	(244)	(3,066)
Foreign currency hedge, net of income taxes	—	—	(11,850)	—	(11,850)
Interest rate hedge, net of income taxes	—	—	(26,468)	—	(26,468)
Pension and other postretirement benefit plans, net of income taxes	—	—	(14,766)	—	(14,766)
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(6,251)	(6,251)
Balance at end of year	$321,502	$1,076,760	$(151,597)	$42,619	$1,289,284

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2019
Balance at beginning of year	$321,559	$1,080,934	$(60,064)	$42,873	$1,385,302
Changes in common stock
Repurchase of common stock	(397)	—	—	—	(397)
Accrual of stock-based compensation	8,152	—	—	—	8,152
Withholding of shares from stock-based compensation for grantee income taxes	(3,697)	—	—	—	(3,697)
Dividend equivalents on restricted stock units (RSUs)	983	—	—	—	983
Changes in retained earnings
Net income	—	104,121	—	6,013	110,134
Cash dividends declared on common stock ($3.00 per share)	—	(74,914)	—	—	(74,914)
Repurchase of common stock	—	(1,046)	—	—	(1,046)
Dividend equivalents on restricted stock units (RSUs)	—	(983)	—	—	(983)
Adoption of FASB Accounting Standards Update 2016-16 eliminating deferred income taxes on unrecognized gains on intra-entity transfers of assets other than inventory	—	(1,934)	—	—	(1,934)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	(16,159)	(157)	(16,316)
Foreign currency hedge, net of income taxes	—	—	(341)	—	(341)
Interest rate hedge, net of income taxes	—	—	(7,462)	—	(7,462)
Pension and other postretirement benefit plans, net of income taxes	—	—	(11,665)	—	(11,665)
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(5,938)	(5,938)
Balance at end of year	$326,600	$1,106,178	$(95,691)	$42,791	$1,379,878

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2018
Balance at beginning of year	$321,207	$1,034,841	$(69,559)	$40,089	$1,326,578
Changes in common stock
Repurchase of common stock	(5,142)	—	—	—	(5,142)
Accrual of stock-based compensation	7,610	—	—	—	7,610
Withholding of shares from stock-based compensation for grantee income taxes	(2,828)	—	—	—	(2,828)
Dividend equivalents on restricted stock units (RSUs)	712	—	—	—	712
Changes in retained earnings
Net income	—	105,662	—	10,506	116,168
Cash dividends declared on common stock ($2.18 per share)		(54,762)			(54,762)
Repurchase of common stock	—	(16,468)	—	—	(16,468)
Dividend equivalents on restricted stock units (RSUs)	—	(712)	—	—	(712)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	14,534	(372)	14,162
Foreign currency hedge, net of income taxes	—	—	223	—	223
Interest rate hedge, net of income taxes	—	—	4,498	—	4,498
Pension and other postretirement benefit plans, net of income taxes	—	—	2,613	—	2,613
Other changes in accumulated other comprehensive income (loss)
Reclassification of disproportionate tax effects related to changes in U.S. corporate income tax law to retained earnings (ASU 2018-02) (see Notes 1 and 6)	—	12,373	(12,373)	—	—
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(7,350)	(7,350)
Balance at end of year	$321,559	$1,080,934	$(60,064)	$42,873	$1,385,302

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Fiscal Year Ended March 31,
	2020	2019	2018
Common Shares Outstanding:
Balance at beginning of year	24,989,946	24,930,725	25,274,506
Issuance of common stock	88,709	89,998	59,843
Repurchase of common stock	(656,820)	(30,777)	(403,624)
Balance at end of year	24,421,835	24,989,946	24,930,725
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
The extent to which the ongoing COVID-19 pandemic will impact the Company's financial condition, results of operations and demand for the Company's products and services will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing geographic spread of COVID-19, the severity of the pandemic, the duration of the COVID-19 outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the COVID-19 pandemic and the impact on the U.S. and the global economies, markets and supply chains. At March 31, 2020, it is not possible to predict the overall impact of the ongoing COVID-19 pandemic on the Company's business, financial condition, results of operations and demand for our products and services.
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
The equity method of accounting is used for investments in companies where Universal Corporation has a voting interest of 20% to 50%. These investments are accounted for under the equity method because Universal exercises significant influence over those companies, but not control. The Company received dividends totaling $3.9 million in fiscal year 2020, $7.5 million in fiscal year 2019, and $5.5 million in fiscal year 2018, from companies accounted for under the equity method. Investments where Universal has a voting interest of less than 20% are not significant and do not have readily determinable fair values. As such, the Company has elected the alternate method of measuring these investments at cost, less any impairment. The Company's 49% ownership interest in Socotab L.L.C. (“Socotab”), a leading supplier of oriental tobaccos with operations located principally in Eastern Europe and Turkey, is the primary investment accounted for under the equity method. The investment in Socotab is an important part of the Company's overall product and service arrangements with its major customers. The Company reviews the carrying value of its investments in Socotab and its other unconsolidated affiliates on a regular basis and considers whether any factors exist that might indicate an impairment in value that is other than temporary. At March 31, 2020, the Company determined that no such factors existed with respect to those investments.
The Company's operations in Zimbabwe are deconsolidated under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. The investment in the Zimbabwe operations is accounted for at cost less impairment, and was zero at March 31, 2020 and 2019. The Company has a net foreign currency translation loss associated with the Zimbabwe operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss. As a regular part of its reporting, the Company reviews the conditions that resulted in the deconsolidation of the Zimbabwe operations to confirm that such accounting treatment is still appropriate. Dividends from the Zimbabwe operations are recorded in income in the period received.
The Company holds less than a 100% financial interest in certain consolidated subsidiaries. The net income and shareholders’ equity attributable to the noncontrolling interests in these subsidiaries are reported on the face of the consolidated financial statements. During fiscal year 2018, the Company purchased the noncontrolling interest of one subsidiary for $0.6 million. Other than this transaction, there were no changes in the Company’s ownership percentage in any of these subsidiaries during fiscal years 2018, 2019, or 2020.

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
The following table provides a reconciliation of (1) equity in the pretax earnings of unconsolidated affiliates, as reported in the consolidated statements of income to (2) equity in the net income of unconsolidated affiliates, net of dividends, as reported in the consolidated statements of cash flows for the fiscal years ended March 31, 2020, 2019, and 2018

	Fiscal Year Ended March 31,
	2020	2019	2018
Equity in pretax earnings reported in the consolidated statements of income	$4,211	$5,299	$9,125
Less: Equity in income taxes	(1,390)	(1,441)	(2,063)
Equity in net income	2,821	3,858	7,062
Less: Dividends received on investments (1)	(3,922)	(7,517)	(5,541)
Equity in net income, net of dividends, reported in the consolidated statements of cash flows	$(1,101)	$(3,659)	$1,521

(1)
In accordance with the applicable accounting guidance, dividends received from unconsolidated affiliates accounted for on the equity method that represent a return on capital (i.e., a return of earnings on a cumulative basis) are presented as operating cash flows in the consolidated statements of cash flows.

Earnings Per Share
 The Company calculates basic earnings per share based on earnings available to common shareholders. The calculation uses the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed in a similar manner using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares include unvested restricted stock units and performance share awards that are assumed to be fully vested and paid out in shares of common stock.
Calculations of earnings per share for the fiscal years ended March 31, 2020, 2019, and 2018, are provided in Note 5.
Cash and Cash Equivalents
 All highly liquid investments with a maturity of three months or less at the time of purchase are classified as cash equivalents.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advances to Suppliers
In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled approximately $153 million at March 31, 2020 and $129 million at March 31, 2019. The related valuation allowances totaled $16 million at March 31, 2020, and $18 million at March 31, 2019, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions for estimated uncollectible amounts of approximately $1.0 million in fiscal year 2020 and $3.7 million in fiscal year 2018, and reduced by net recoveries of approximately $2.3 million in fiscal year 2019. These net provisions and recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Advances on which interest accrual had been discontinued totaled approximately $5 million at March 31, 2020 and $6 million at March 31, 2019.
Inventories
Tobacco inventories are valued at the lower of cost or net realizable value. Raw materials primarily consist of unprocessed leaf tobacco, which is clearly identified by type and grade at the time of purchase. The Company tracks the costs associated with this tobacco in the final product lots, and maintains this identification through the time of sale. This method of cost accounting is referred to as the specific cost or specific identification method. The predominant cost component of the Company’s inventories is the cost of the unprocessed tobacco. Direct and indirect processing costs related to these raw materials are capitalized and allocated to inventory in a systematic manner. The Company does not capitalize any interest or sales-related costs in inventory. Freight costs are recorded in cost of goods sold. Other inventories consist primarily of seed, fertilizer, packing materials, unprocessed and processed food and vegetable ingredients, and other supplies, and are valued principally at the lower of average cost or net realizable value.
Recoverable Value-Added Tax Credits
In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time, and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At March 31, 2020 and 2019, the aggregate balances of recoverable tax credits held by the Company’s subsidiaries totaled approximately $52 million and $53 million, respectively, and the related valuation allowances totaled approximately $19 million and $17 million, respectively. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.
Property, Plant and Equipment
Depreciation of property, plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated primarily using the straight-line method. Buildings include tobacco processing and blending facilities, offices, and warehouses. Machinery and equipment consists of processing and packing machinery and transport, office, and computer equipment. Estimated useful lives range as follows: buildings - 15 to 40 years; processing and packing machinery - 3 to 11 years; transport equipment - 3 to 10 years; and office and computer equipment - 3 to 12 years. Where applicable and material in amount,

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company capitalizes related interest costs during periods that property, plant and equipment are being constructed or made ready for service. No interest was capitalized in fiscal years 2020, 2019, or 2018.
Leases
As discussed below under "Accounting Pronouncements", the Company adopted updated comprehensive accounting guidance for leases at the beginning of fiscal year 2020 (Accounting Standards Update No. 2016-02, "Leases (Topic 842)" and supplemental amendments, which superseded the lease accounting requirements in Topic 840).
The Company determines if an arrangement meets the definition of a lease at inception. The Company, as a lessee, enters into operating leases for land, buildings, equipment, and vehicles. For all operating leases with terms greater than 12 months and with fixed payment arrangements, a lease liability and corresponding right-of-use asset are recognized in the balance sheet for the term of the lease by calculating the net present value of future lease payments. On the date of lease commencement, the present value of lease liabilities is determined by discounting the future lease payments by the Company’s collateralized incremental borrowing rate, adjusted for the lease term and currency of the lease payments. If a lease contains a renewal option that the Company is reasonably certain to exercise, the Company accounts for the original lease term and expected renewal term in the calculation of the lease liability and right-of-use asset. Certain of the Company’s leases include both lease and non-lease components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component, as the Company has elected the practical expedient to group lease and non-lease components for real estate leases.
Goodwill and Other Intangibles
Goodwill and other intangibles are disclosed in Note 7. Goodwill principally consists of the excess of the purchase price of acquired companies over the fair value of the net assets. Goodwill is carried at the lower of cost or fair value and is reviewed for potential impairment on an annual basis as of the end of the fiscal year. Accounting Standards Codification Topic 350 (“ASC 350”) permits companies to base their initial assessments of potential goodwill impairment on qualitative factors, and the Company elected to use that approach at March 31, 2020 and 2019. Those factors did not indicate any potential impairment of the Company's recorded goodwill at those dates.
Reporting units are distinct operating subsidiaries or groups of subsidiaries that typically compose the Company’s business in a specific country or location. Goodwill is allocated to reporting units based on the country or location to which a specific acquisition relates, or by allocation based on expected future cash flows if the acquisition relates to more than one country or location. The majority of the Company’s goodwill relates to its reporting unit in Brazil and recent acquisition of FruitSmart, Inc. See Note 2 for additional information. Significant adverse changes in the operations or estimated future cash flows for a reporting unit with recorded goodwill could result in an impairment charge (See Note 4 for additional disclosures regarding goodwill impairment).
Other intangibles principally consists of finite lived intangible assets including customer-related intangibles, trade names, developed technology, and noncompetition agreements. Intangible assets acquired in a business combination are recorded at fair value using a discounted cash flow approach. A discounted cash flow approach to value intangible assets requires assumptions about the timing, amount, and probability of future net cash flows, as well as the discount rate and market participant considerations.  Other intangibles are amortized on a straight-line basis over the intangible asset's economic life.
Impairment of Long-Lived Assets
    The Company reviews long-lived assets for impairment, disclosed in Note 4 and Note 12, whenever events, changes in business conditions, or other circumstances provide an indication that such assets may be impaired. Potential impairment is initially assessed by comparing management’s undiscounted estimates of future cash flows from the use or disposition of the assets to their carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge is recorded to reduce the carrying value of the asset to its fair value determined in accordance with the accounting guidance. In many cases, this involves the use of discounted cash flow models that are not based on observable market data from independent sources (Level 3 of the fair value hierarchy under the accounting guidance).
Income Taxes
The Company provides deferred income taxes on temporary differences between the book and tax basis of its assets and liabilities. Those differences arise principally from employee benefit accruals, depreciation, deferred compensation, undistributed earnings of unconsolidated affiliates, undistributed earnings of foreign subsidiaries, goodwill, and valuation allowances on farmer advances and value-added tax credits. Income taxes provided on pretax amounts recorded in accumulated other comprehensive income (loss) are released when the related pretax amounts are reclassified to earnings. Additional disclosures related to the Company's income taxes are disclosed in Note 6.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Values of Financial Instruments
The fair value of the Company’s long-term debt, disclosed in Note 12, approximates the carrying amount since the variable interest rates in the underlying credit agreement reflect the market interest rates that were available to the Company at March 31, 2020. In periods when fixed-rate obligations are outstanding, fair values are estimated using market prices where they are available or discounted cash flow models based on current incremental borrowing rates for similar classes of borrowers and borrowing arrangements. The fair values of interest rate swap agreements designated as cash flow hedges and used to fix the variable benchmark rate on outstanding long-term debt are determined separately and recorded in other long-term liabilities. Except for interest rate swaps and forward foreign currency exchange contracts that are discussed below, the fair values of all other assets and liabilities that qualify as financial instruments approximate their carrying amounts.
Derivative Financial Instruments
The Company recognizes all derivatives on the balance sheet at fair value. Interest rate swaps and forward foreign currency exchange contracts are used from time to time to manage interest rate risk and foreign currency risk. The Company enters into such contracts only with counterparties of good standing. The credit exposure related to non-performance by the counterparties and the Company is considered in determining the fair values of the derivatives, and the effect has not been material to the financial statements or operations of the Company. Additional disclosures related to the Company’s derivatives and hedging activities are provided in Note 11.
Translation and Remeasurement of Foreign Currencies
The financial statements of foreign subsidiaries having the local currency as the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates applicable to each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of other comprehensive income or loss. The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement gains and losses that are included in earnings as a component of selling, general, and administrative expenses. The Company recognized net remeasurement losses of $16.4 million in fiscal year 2020 and $1.8 million in fiscal year 2019, and net remeasurement gains of $0.2 million in fiscal year 2018.
Foreign currency transactions and forward foreign currency exchange contracts that are not designated as hedges generate gains and losses when they are settled or when they are marked to market under the prescribed accounting guidance. These transaction gains and losses are also included in earnings as a component of selling, general, and administrative expenses. The Company recognized net foreign currency transaction losses of $2.9 million in fiscal year 2020, $4.3 million in fiscal year 2019, and $0.1 million in fiscal year 2018.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
While most of the Company’s revenue is derived from tobacco that is purchased from farmers, processed and packed in its factories, and then sold to customers, some revenue is earned from processing tobacco owned by customers and from other value-added services. The arrangements for processing services usually exist in specific markets where the customers contract directly with farmers for leaf production, and they have accounted for less than 5% of total revenue on an annual basis through the fiscal year ended March 31, 2020. Processing and packing of leaf tobacco is a short-duration process. Under normal operating conditions, raw tobacco that is placed into the production line exits as processed and packed tobacco within one hour, and is then later transported to customer-designated storage facilities. The revenue for these services is recognized when the performance obligation is met upon the completion of processing, and the Company’s operating history indicates that customer requirements for processed tobacco are consistently met upon completion of processing.
Additional disclosures related to the Company's revenue from contracts with customers are provided in Note 3.
Stock-Based Compensation
Share-based payments, such as grants of restricted stock units, performance share awards, restricted stock, stock appreciation rights, and stock options, are measured at fair value and reported as expense in the financial statements over the requisite service period. Additional disclosures related to stock-based compensation are included in Note 15.
Estimates and Assumptions
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In March 2017, the FASB issued Accounting Standards Update No. 2017-07, "Compensation - Retirement Benefits (Topic 715)" ("ASU 2017-07"). ASU 2017-07 requires that an employer report the service cost component of pension or other postretirement benefits expense in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. With the adoption of ASU 2017-07, the service cost component of net periodic benefit cost continues to be reported in selling, general and administrative expenses in the consolidated statements of income, or in cost of goods sold for the portion that is recorded as a component of the cost of inventory sold or services provided to customers. The other components of net benefit cost, which include interest cost, expected return on plan assets, and the net amortization and deferral of actuarial gains and losses, are included in other non-operating income (expense) in the consolidated statements of income. The Company adopted ASU 2017-07 effective April 1, 2018, the beginning of fiscal year 2019. The financial statement presentation for comparative prior periods has been reclassified accordingly using amounts previously disclosed for net periodic benefit cost as a practical expedient. The components of net periodic benefit cost and other disclosures related to the Company's pension and other postretirement benefit plans are provided in Note 13.
Pronouncements Adopted in Fiscal Year 2020
The Company adopted FASB Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) effective April 1, 2019, the beginning of the current fiscal year. For leases with fixed payment arrangements, ASU 2016-02 requires a lessee to recognize lease payment obligations as a lease liability and corresponding right-of-use asset in the balance sheet for the term of the lease. This guidance superseded Topic 840 “Leases.” The Company elected the practical expedient to not include leases with terms less than 12 months on the consolidated balance sheet. The Company elected the transition package of practical expedients that retained the historical lease identification, lease classification, and treatment of initial direct costs for leases prior to the adoption of ASU 2016-02. Additionally, as permitted under the new guidance the Company elected to not separate lease and non-lease components for certain classes of leased assets, including real estate. The Company elected the modified retrospective transition adoption method. Accordingly, on the date of adoption $36.6 million of operating lease right-of use assets and corresponding operating lease liabilities of $34.2 million were recognized on the Company's consolidated balance sheet.  The adoption of ASU 2016-02 did not result in a cumulative-effect adjustment to retained earnings. The disclosures required for lease accounting under the new guidance are provided in Note 10.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Pronouncements to be Adopted in Future Periods
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, "Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 replaces current methods for evaluating the impairment of financial instruments not measured at fair value with a model that reflects expected credit losses. Financial instruments to which ASU 2016-13 will apply for the Company primarily include trade accounts receivable. The guidance in ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. The Company will be required to adopt the new standard effective April 1, 2020, which is the beginning of its fiscal year ending March 31, 2021, and is currently evaluating the impact that the guidance will have on its consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of FASB Emerging Issues Task Force)" ("ASU 2018-15"). ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. Under that model, implementation costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred. Capitalized implementation costs are amortized over the term of the associated hosted cloud computing arrangement service contract on a straight-line basis, unless another systematic and rational basis is more representative of the pattern in which the entity expects to benefit from its right to access the hosted software. Capitalized implementation costs would then be assessed for impairment in a manner similar to long-lived assets. The new guidance is effective for fiscal years beginning after December 15, 2019. Entities can choose to adopt the new guidance either prospectively to eligible costs incurred on or after the date the guidance is first applied or retrospectively. The Company will be required to adopt ASU 2018-15 effective April 1, 2020, which is the beginning of its fiscal year ending March 31, 2021, although early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes" ("ASU 2019-12"). ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The updated guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance in ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, although early adoption is permitted. The Company will be required to adopt the new standard effective April 1, 2021, which is the beginning of its fiscal year ending March 31, 2022, and is currently evaluating the impact that the guidance will have on its consolidated financial statements.
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions related to contract modifications and hedge accounting to address the transitions from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance permits an entity to consider contract modification due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. ASU 2020-04 also temporarily allows hedge relationships to continue without de-designation upon changes due to reference rate reform. The standard is effective upon issuance and can be applied as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact that the guidance will have on its consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.   BUSINESS COMBINATIONS
On January 1, 2020 the Company acquired 100% of the capital stock of FruitSmart, Inc. (“FruitSmart”), an independent specialty fruit and vegetable ingredient processor serving global markets, for approximately $80 million in cash, up to $25 million of contingent consideration payments, and $3.8 million of working capital on-hand at the date of acquisition. The contingent consideration is based on FruitSmart’s achievement of certain adjusted gross profit metrics in calendar years 2020 and 2021. The fair value of the contingent consideration, approximately $6.7 million, was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. The Company estimated the fair value of the contingent consideration liability by applying a Monte-Carlo simulation method using the Company’s projection of future adjusted gross profit results and considering the estimated probability of achievement of the adjusted gross profit targets. The Monte-Carlo simulation is a statistical technique used to generate a defined number of valuation paths in order to develop a reasonable estimate of the fair value of the contingent consideration. Changes in the fair value of the contingent consideration liability in future periods will be recorded in the Company’s results in the period of the change.
The FruitSmart acquisition was accounted for under the purchase method of accounting and was financed through cash-on-hand and borrowings under the Company’s revolving credit facility. In a business combination, the purchase price is allocated to assets acquired and liabilities assumed based on their fair values, with any excess of purchase price over fair value recognized as goodwill. In addition to recognizing assets and liabilities on the acquired company’s balance sheet, the Company reviews supply contracts, leases, financial instruments, employment agreements and other significant agreements to identify potential assets or liabilities that require recognition in connection with the application of acquisition accounting under Accounting Standards Codification 805, "Business Combinations." Intangible assets are recognized separate from goodwill when the asset arises from contractual or other legal rights, or are separable from the acquired entity such that they may be sold, transferred, licensed, rented or exchanged either on a standalone basis or in combination with a related contract, asset or liability.
The initial allocation of the purchase price was based on preliminary valuations and assumptions and is subject to change within the 12-month measurement period following the date of acquisition. The following table summarizes the preliminary purchase price allocation of the assets acquired and liabilities assumed on January 1, 2020.

Assets
Cash and cash equivalents	$1,298
Accounts receivable	7,707
Inventory	23,793
Other current assets	310
Property, plant and equipment	23,400
Intangibles:
Customer relationships	9,500
Developed technology	4,800
Trade names	3,300
Noncompetition agreements	1,000
Goodwill	28,863
Total assets acquired	103,971

Liabilities
Current liabilities	8,262
Deferred income taxes	9,004
Total liabilities assumed	17,266

Total assets acquired and liabilities assumed	$86,705

A portion of the goodwill recorded as part of the acquisition was attributable to the assembled workforce of FruitSmart. The tax basis of the assets acquired and liabilities did not result in a step-up of tax basis and the related goodwill is not deductible for U.S. income tax purposes. The Company determined the FruitSmart operations are not material to the Company’s consolidated results. Therefore, pro forma information is not presented.
For the fiscal year ended March 31, 2020, the Company incurred $4.7 million of acquisition-related transaction costs for the purchase of FruitSmart. The acquisition-related costs were expensed as incurred and recorded as selling, general, and administrative expenses on the consolidated statements of income.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Tobacco Processing Revenue
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
Other Operating Sales and Revenue
From time to time, the Company enters into various arrangements with customers to provide other value-added services that may include blending, chemical and physical testing of tobacco, and service cutting for select manufacturers. The Company also has fruit and vegetable processing operations that provide customers with a range of food ingredient products. These other arrangements and operations are a much smaller portion of the Company’s business, and are separate and distinct contractual agreements from the Company’s tobacco sales or tobacco processing arrangements with customers. The transaction prices and timing of revenue recognition of these items are determined by the specifics of each contract.
Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Fiscal Year Ended March 31,
	2020	2019	2018
Tobacco sales	$1,759,769	$2,089,770	$1,898,303
Tobacco processing revenue	76,123	85,426	78,042
Other sales and revenue from contracts with customers	55,985	37,930	42,579
Total revenue from contracts with customers	1,891,877	2,213,126	2,018,924
Other operating sales and revenues	18,102	14,027	15,023
Consolidated sales and other operating revenues	$1,909,979	$2,227,153	$2,033,947
Other operating sales and revenues consists principally of interest on advances to suppliers and dividend income from unconsolidated affiliates.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Major Customers
A material part of the Company’s business is dependent upon a few customers. The Company's six largest customers are Altria Group, Inc, British American Tobacco plc, China Tobacco International, Inc., Imperial Brands plc, Japan Tobacco, Inc., and Philip Morris International, Inc. In the aggregate, these customers have accounted for approximately 70% of consolidated revenue for each of the past three fiscal years. For the fiscal years ended March 31, 2020, 2019, and 2018, revenue from Philip Morris International, Inc. was approximately $500 million, $650 million, and $520 million, respectively. For the same periods, Imperial Brands plc accounted for revenue of approximately $320 million, $360 million, and $270 million, respectively, and British American Tobacco plc accounted for revenue of approximately $190 million, $270 million, and $230 million, respectively. These customers primarily do business with various affiliates in the Company’s flue-cured and burley leaf tobacco operations. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on the Company.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. RESTRUCTURING AND IMPAIRMENT COSTS
During the fiscal years ended March 31, 2020 and 2019, Universal recorded restructuring and impairment costs related to business changes and various initiatives to adjust certain operations and reduce costs. For both fiscal years, those costs primarily related to the Company's flue-cured and burley leaf tobacco operations segment. There were no restructuring or impairment costs recorded for the fiscal year ended March 31, 2018.
Fiscal Year Ended March 31, 2020
In fiscal year 2020, the Company recorded restructuring and impairment costs totaling $7.5 million, primarily related to $3.4 million of employee termination benefits for a voluntary workforce reduction at the Company's tobacco facilities in North Carolina, $1.8 million of employee termination benefits for the Company's operations in Africa, and a $1.3 million impairment charge for machinery used by the Company's operations in Africa. Restructuring and impairment costs were also incurred in connection with downsizing efforts at several other locations around the Company.
Fiscal Year Ended March 31, 2019
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
In addition, as a result of the decrease in production volumes of Tanzania tobaccos and the associated reduced profitability, the Company determined that indicators of impairment in the carrying value of the property, plant and equipment comprising the Tanzania operations were present at December 31, 2018. Accordingly, based on the applicable accounting guidance, the Company tested the recoverability of those long-lived assets using undiscounted estimates of the future cash flows from the use of those assets and their eventual disposition. The property, plant and equipment were evaluated for recoverability using two distinct asset groups: (1) the land, building, and equipment comprising the processing facility, and (2) all remaining assets, which are substantially devoted to buying and receiving delivery of unprocessed leaf from farmers and marketing and shipping the processed tobacco to customers. The recoverability tests indicated that both asset groups were impaired at December 31, 2018. As a result, the Company determined the fair value of each asset group based principally on a probability-weighting of the discounted cash flows expected under multiple operating and disposition scenarios. An impairment charge of approximately $14.6 million was recorded to reduce the carrying value of the assets to their indicated fair values. The property, plant and equipment assets are used in buying, processing, and shipping and remains classified as “held and used” at this time as provided for under the accounting guidance. Should the expected cash flows from the future use and/or disposition of the assets change from the estimates on which their fair values were determined, additional impairment charges could be required, or gains or losses on any disposition of the assets could be recorded. The Company also had goodwill related to the Tanzanian operations of approximately $0.9 million which was separately tested for recoverability and fully written off based on the results of that test.
Additional restructuring costs of approximately $0.9 million were incurred in connection with downsizing efforts at other locations around the Company during fiscal year 2019.
A summary of the restructuring and impairment costs incurred during the fiscal years ended March 31, 2020 and 2019, is as follows:

	Fiscal Years Ended March 31,
	2020	2019
Restructuring Costs:
Employee termination benefits	$5,356	$4,608
Other restructuring costs	—	223
	5,356	4,831
Impairment Costs:
Property, plant, and equipment and other noncurrent assets	2,187	14,584
Goodwill	—	889
	$2,187	$15,473
Total restructuring and impairment costs	$7,543	$20,304

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the Company’s liability for employee termination benefits and other restructuring costs for fiscal years 2018 through 2020 is as follows:

	Employee Termination Benefits	Other Costs	Total
Balance at April 1, 2017	$301	$43	$344
Fiscal Year 2018 Activity:
Payments	(272)	(43)	(315)
Balance at March 31, 2018	29	—	29
Fiscal Year 2019 Activity:
Costs charged to expense	4,608	223	4,831
Payments	(4,014)	—	(4,014)
Balance at March 31, 2019	623	223	846
Fiscal Year 2020 Activity:
Costs charged to expense	5,356	—	5,356
Payments	(2,564)	(223)	(2,787)
Balance at March 31, 2020	$3,415	$—	$3,415
The restructuring liability at March 31, 2020 is expected to be paid during fiscal year 2021. Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. The Company may incur additional restructuring and impairment costs in future periods as business changes occur and additional cost savings initiatives are implemented.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
(in thousands, except share and per share data)	2020	2019	2018
Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$71,680	$104,121	$105,662

Denominator for basic earnings per share
Weighted average shares outstanding	24,982,259	25,129,192	25,274,975

Basic earnings per share	$2.87	$4.14	$4.18

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$71,680	$104,121	$105,662

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,982,259	25,129,192	25,274,975
Effect of dilutive securities
Employee and outside director share-based awards	124,092	201,245	233,169
Denominator for diluted earnings per share	25,106,351	25,330,437	25,508,144

Diluted earnings per share	$2.86	$4.11	$4.14

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In December 2017, the Tax Cuts and Jobs Act of 2017 was passed by the United States Congress and signed into law by the President. This new law made significant changes to income taxation at the federal level for individuals, pass-through entities, and corporations. For corporations, the changes included a reduction in the statutory rate on taxable income from 35% to 21%, and a move from a worldwide tax system to a system that is more territorial-based for companies with foreign operations. To accommodate the move from the previous worldwide tax system, the new law provided for a one-time transition tax on the undistributed post-1986 earnings of foreign subsidiaries as of either November 2, 2017 or December 31, 2017, whichever undistributed earnings amount was greater. Other provisions of the new law allow for immediate expensing of investments in property, plant, and equipment, and impose limitations on the deductibility of interest, executive compensation, and meals and entertainment expense. For tax years beginning after the date of enactment, the new law requires that certain income earned by foreign subsidiaries, referred to in the law as global intangible low-taxed income ("GILTI"), be included in the U.S. taxable income of the parent company. The Company has made an accounting policy election to account for any additional tax resulting from the GILTI provisions in the year in which it is incurred and has not recorded any deferred taxes on temporary book-tax differences related to this income. For fiscal years ended March 31, 2020 and 2019, the Company's U.S. federal statutory tax rate is the 21.0% rate under the new law. For the fiscal year ended March 31, 2018, the Company's U.S. federal statutory tax rate was 31.5%, reflecting a portion of the year at the 35% rate under the old law and a portion at the 21% rate under the new law. The Company continues to assume repatriation of all undistributed earnings of its consolidated foreign subsidiaries and has therefore provided for expected foreign withholding taxes on the distribution of those earnings where applicable, net of any U.S. tax credit attributable to those withholding taxes. The Company has asserted permanent reinvestment of the book basis of certain foreign subsidiaries, and accordingly, no deferred income tax liability has been recorded for any potential taxable gain that may be realized on a future disposition or liquidation of any of those subsidiaries. It is not practicable for the Company to quantify any deferred income tax liability that would be attributable to those events.
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

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Tax Expense
Income taxes for the fiscal years ended March 31, 2020, 2019, and 2018 consisted of the following:

	Fiscal Year Ended March 31,
	2020	2019	2018
Current
United States	$2,001	$(2,639)	$1,110
State and local	92	377	175
Foreign	41,892	39,578	60,356
	43,985	37,316	61,641
Deferred
United States	3,735	5,713	(20,052)
State and local	(16)	(4)	68
Foreign	(12,416)	(1,837)	8,852
	(8,697)	3,872	(11,132)
Total	$35,288	$41,188	$50,509

Foreign taxes include any applicable U.S. tax expense on the earnings of foreign subsidiaries.
Consolidated Effective Income Tax Rate
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	31.5%
State income taxes, net of federal benefit	0.1	0.2	0.1
Dividends received from deconsolidated operations	—	—	(1.4)
Foreign earnings taxed at rates other than the U.S. federal statutory tax rate	(2.0)	7.1	2.8
Foreign dividend withholding taxes	5.1	3.7	(0.2)
Reversal of dividend withholding tax due to foreign subsidiary tax holiday	—	(5.1)	—
Effects of new tax law:
Adjustment of deferred tax assets and liabilities to lower tax rate	—	—	4.6
Reduction of U.S. tax liability on undistributed foreign earnings to amounts payable under one-time transition tax	—	—	(8.3)
Changes in uncertain tax positions	5.6	1.4	0.8
Other	1.3	(1.1)	0.4
Effective income tax rate	31.1%	27.2%	30.3%

During fiscal year 2020, the Company resolved a transfer pricing matter related to a foreign subsidiary. The resolution of the uncertainty with the local country taxing authorities resulted in net additional current income tax expense of $2.8 million. The additional income tax expense for fiscal year 2020 increased the effective tax rate for the year by 2.4%
During fiscal year 2019, the Company reversed amounts previously recorded for dividend withholding taxes on distributed and undistributed retained earnings of a foreign subsidiary. The reversal followed the resolution of uncertainties with the local country taxing authorities with respect to the inclusion of the tax under a tax holiday applicable to the subsidiary and was attributable to cumulative retained earnings amounts previously distributed or expected to be distributed prior to the expiration of the tax holiday. The reversal reduced income tax expense for fiscal year 2019 by approximately $7.8 million, which decreased the effective tax rate for the year by 5.1%, as noted in the above rate reconciliation.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of Income Before Income Taxes
The U.S. and foreign components of income before income taxes were as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
United States	$22,916	$37,478	$10,442
Foreign	90,375	113,844	156,235
Total	$113,291	$151,322	$166,677

Deferred Income Tax Liabilities and Assets
Significant components of deferred tax liabilities and assets were as follows:

	March 31,
	2020	2019
Liabilities
Foreign withholding taxes	$19,870	$20,659
Property, plant and equipment	10,078	4,627
Undistributed earnings	7,298	6,579
Operating lease right-of-use assets	9,877	—
Goodwill and other intangible assets	23,435	19,529
All other	4,813	2,461
Total deferred tax liabilities	$75,371	$53,855

Assets
Employee benefit plans	$22,773	$20,467
Reserves and accruals	7,708	7,898
Deferred income	4,833	3,829
Operating lease right-of-use liabilities	9,650	—
Currency translation losses of foreign subsidiaries	2,173	1,993
Local currency exchange losses of foreign subsidiaries	8,360	1,252
Interest rate swap	7,284	248
All other	7,464	4,739
Total deferred tax assets	70,245	40,426
Valuation allowance	(3,394)	(1,798)
Net deferred tax assets	$66,851	$38,628

At March 31, 2020, the Company had no material net operating loss carryforwards in either its domestic or foreign operations.
Combined Income Tax Expense (Benefit)
The combined income tax expense (benefit) allocable to continuing operations and other comprehensive income was as follows:

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended March 31,
	2020	2019	2018
Continuing operations	$35,288	$41,188	$50,509
Other comprehensive income (loss)	(14,392)	(5,390)	23,471
Total	$20,896	$35,798	$73,980

Uncertain Tax Positions
A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions is as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
Liability for uncertain tax positions, beginning of year	$5,625	$3,673	$2,426
Additions:
Related to tax positions for the current year	1,746	85	107
Related to tax positions for prior years	4,369	2,169	1,310
Reductions:
Due to lapses of statutes of limitations	(81)	(90)	(104)
Due to tax settlements	(8,948)	—	—
Effect of currency rate changes	(334)	(212)	(66)
Liability for uncertain tax positions, end of year	$2,377	$5,625	$3,673

Of the total liability for uncertain tax positions at March 31, 2020, approximately $2.3 million could have an effect on the consolidated effective tax rate if the tax benefits are recognized. The liability for uncertain tax positions includes $0.1 million related to tax positions for which it is reasonably possible that the amounts could change significantly before March 31, 2021. This amount reflects a possible decrease in the liability for uncertain tax positions that could result from the completion and resolution of tax audits and the expiration of open tax years in various tax jurisdictions. During fiscal year 2020, the Company resolved a transfer pricing matter related to a foreign subsidiary. The settlement in fiscal year 2020 represents the resolution of a tax matter with a local country taxing authority that resulted in a $8.9 million settlement of which $4.5 million was accrued in prior fiscal years.
The Company recognizes accrued interest related to uncertain tax positions as interest expense, and it recognizes penalties as a component of income tax expense. Amounts accrued or reversed for interest and penalties were not material for any of the fiscal years 2018 through 2020, and liabilities recorded for interest and penalties at March 31, 2020 and 2019 also were not material.
Universal and its subsidiaries file a U.S. federal consolidated income tax return, as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2020, the Company's earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2016. Open tax years in U.S. federal, state and foreign jurisdictions range from 3 to 6 years.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.   GOODWILL AND OTHER INTANGIBLES
The Company's changes in goodwill at March 31, 2020 and 2019 consisted of the following:

(in thousands)	Fiscal Year Ended March 31,
	2020	2019
Balance at beginning of year	$97,907	$98,807
Acquisition of business(1)	28,863	—
Foreign currency translation adjustment	56	(11)
Impairment(2)	—	(889)
Balance at end of year	$126,826	$97,907

(1)
On January 1, 2020 the Company acquired 100% of the capital stock of FruitSmart, an independent specialty fruit and vegetable ingredient processor serving global markets, for approximately $80 million in cash and up to $25 million of contingent consideration payments. The FruitSmart acquisition resulted in $28.9 million of goodwill and $18.6 million intangibles. See Note 2 for additional information.

(2)
The Company had goodwill related to the Tanzanian operations of approximately $0.9 million, which was impaired as part of the Tanzania operations review in fiscal year 2019. See Note 4 for additional information.

The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at March 31, 2020 and 2019:

(in thousands, except useful life)		March 31,
		2020			2019
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships(1)	13	$9,500	$(183)	$9,317	$—	$—	$—
Trade names(1)	5	3,300	(165)	3,135	—	—	—
Developed technology(1)	3	4,800	(400)	4,400	—	—	—
Noncompetition agreements(1)	5	1,000	(50)	950	—	—	—
Other	5	657	(598)	59	761	(674)	87
Total intangible assets		$19,257	$(1,396)	$17,861	$761	$(674)	$87
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life as noted above.
Amortization expense for intangible assets was approximately $0.8 million and $0.1 million for the fiscal years ended March 31, 2020 and 2019, respectively. Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated income statements of income. The amortization expense for the other intangible assets is recorded in selling, general, and administrative expenses in the consolidated income statements of income.
As of March 31, 2020, the expected future amortization expense for intangible assets is as follows:

Fiscal Year
2021	$3,221
2022	3,220
2023	2,791
2024	1,590
2025 and thereafter	7,039
Total expected future amortization expense	$17,861

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.   CREDIT FACILITIES
Bank Credit Agreement
On December 20, 2018, the Company entered into a senior unsecured bank credit agreement that includes a $430 million five-year revolving credit facility (expiring December 20, 2023), a $150 million five-year term loan (due December 20, 2023), and a $220 million seven-year term loan (due December 20, 2025). Borrowings under the revolving credit facility bear interest at a variable rate based on either (1) LIBOR plus a margin that is based on the Company's credit measures or (2) the higher of the federal funds rate plus 0.5%, prime rate, or one-month LIBOR plus 1.0%, each plus a margin. In addition to interest, the Company pays a facility fee on the revolving credit facility. No amounts were outstanding under the revolving credit facility at March 31, 2020. The credit agreement provides for an expansion of the facility under certain conditions to allow additional borrowings of up to $200 million. Additional information related to the term loans is provided in Note 9. The credit agreement includes financial covenants that require the Company to maintain a minimum level of tangible net worth and observe limits on debt levels. The Company was in compliance with those covenants at March 31, 2020.
Short-Term Credit Facilities
The Company maintains short-term uncommitted lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. As of March 31, 2020 and 2019, approximately $78 million and $54 million, respectively, were outstanding under these uncommitted lines of credit. The weighted-average interest rates on short-term borrowings outstanding as of March 31, 2020 and 2019, were approximately 4.2% and 4.6%, respectively. At March 31, 2020, the Company and its consolidated affiliates had unused uncommitted lines of credit totaling approximately $238 million.
NOTE 9.   LONG-TERM DEBT
The Company's long-term debt at March 31, 2020 and 2019 consisted of the following:

	March 31,
	2020	2019
Senior bank term loans	$370,000	$370,000
Less: current portion	—	—
Less: unamortized debt issuance costs	(1,236)	(1,497)
Long-term debt	$368,764	$368,503
As discussed in Note 8, on December 20, 2018, the Company entered into a bank credit agreement. The credit agreement includes a $150 million five-year term loan maturing in December 2023 and a $220 million seven-year term loan maturing in December 2025. Both term loans were fully funded at closing, require no amortization, and are prepayable without penalty prior to maturity. Under the credit agreement, both term loans bear interest at variable rates plus a margin based on the Company's credit measures.
As discussed in Note 11, the Company had receive-floating/pay-fixed interest rate swap agreements in place with respect to prior loans that were initially designated and carried over to hedge the variable interest payments on the new loans. Those swap agreements were subsequently terminated in February 2019 and concurrently replaced with new interest rate swap agreements that will continue to convert the variable benchmark rate to a fixed rate through December 20, 2023 for the five-year term loan and through December 20, 2025 for the seven-year term loan. The proceeds received for the fair value of the terminated interest rate swap agreements, approximately $5.4 million, is being amortized from accumulated other comprehensive income into earnings as a reduction of interest expense through their original maturity dates. With the new swap agreements in place, the effective interest rates on the $150 million five-year loan and the $220 million seven-year loan were 3.94% and 4.26%, respectively, at March 31, 2020. The effective rates will change only if a change in the Company's credit measures results in adjustments to the applicable credit spreads specified in the underlying loan agreement.
In November 2017, the Company filed an undenominated automatic universal shelf registration statement with the U.S. Securities and Exchange Commission to provide for the future issuance of an undefined amount of additional debt or equity securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.
Disclosures about the fair value of long-term debt are provided in Note 12.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10. LEASES
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
The following table sets forth the right-of-use assets and lease liabilities for operating leases included in the Company’s consolidated balance sheet:

(in thousands)	March 31, 2020

Assets
Operating lease right-of-use assets	$39,256

Liabilities
Current portion of operating lease liabilities	$9,823
Long-term operating lease liabilities	25,893
Total operating lease liabilities	$35,716

The following table sets forth the location and amount of operating lease costs included in the Company's consolidated statement of income:

Fiscal Year Ended March 31,
(in thousands)	2020

Income Statement Location
Cost of goods sold	$10,954
Selling, general, and administrative expenses	8,574
Total operating lease costs(1)	$19,528

(1)	Includes variable operating lease costs.
For the fiscal years ended March 31, 2019 and 2018, the Company recorded $17.3 million and $16.0 million of total expense for operating leases, respectively.
The following table reconciles the undiscounted cash flows to the operating lease liabilities in the Company’s consolidated balance sheet:

(in thousands)	March 31, 2020
Maturity of Operating Lease Liabilities
2021	$11,317
2022	7,440
2023	6,166
2024	4,776
2025	3,928
2026 and thereafter	6,778
Total undiscounted cash flows for operating leases	$40,405
Less: Imputed interest	(4,689)
Total operating lease liabilities	$35,716

As of March 31, 2020, the Company had no leases that have not yet commenced.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth supplemental information related to operating leases:

Fiscal Year Ended March 31,
(in thousands, except lease term and incremental borrowing rate)	2020

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$11,983
Right-of-use assets obtained in exchange for new operating leases	$14,957

Weighted Average Remaining Lease Term (years)	5.61

Weighted Average Collateralized Incremental Borrowing Rate	4.10%

NOTE 11.   DERIVATIVES AND HEDGING ACTIVITIES
Universal is exposed to various risks in its worldwide operations and uses derivative financial instruments to manage two specific types of risks – interest rate risk and foreign currency exchange rate risk. Interest rate risk has been managed by entering into interest rate swap agreements, and foreign currency exchange rate risk has been managed by entering into forward foreign currency exchange and option contracts. However, the Company’s policy also permits other types of derivative instruments. In addition, foreign currency exchange rate risk is also managed through strategies that do not involve derivative instruments, such as using local borrowings and other approaches to minimize net monetary positions in non-functional currencies. The disclosures below provide additional information about the Company’s hedging strategies, the derivative instruments used, and the effects of these activities on the consolidated statements of income and comprehensive income and the consolidated balance sheets. In the consolidated statements of cash flows, the cash flows associated with all of these activities are reported in net cash provided by operating activities.
Cash Flow Hedging Strategy for Interest Rate Risk
In February 2019, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2018. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At March 31, 2020, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.
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
Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco and Related Processing Costs
The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, sales of crop inputs (such as seeds and fertilizers) to farmers, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar sales of crop inputs and cost of processed tobacco. From time to time, the Company enters into forward and option contracts to buy U.S. dollars and sell the local currency at future dates that coincide with the sale of crop inputs to farmers. In the case of forecast purchases of tobacco and the related processing costs, the Company enters into forward and option contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. These strategies offset the variability of future U.S. dollar cash flows for sales of crop inputs, tobacco purchases, and processing costs for the foreign currency notional amount hedged. These hedging strategies have been used mainly for tobacco purchases, processing costs, and sales of crop inputs in Brazil, although the Company has also entered into hedges for a portion of the tobacco purchases in Africa. The aggregate U.S. dollar notional amount of forward and option contracts entered for these purposes during fiscal years 2020, 2019, and 2018 was as follows:

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Year Ended March 31,
(in millions)	2020	2019	2018
Tobacco purchases	$123.2	$76.9	$43.3
Processing costs	35.1	19.8	17.1
Crop input sales	21.7	—	—
Total	$180.0	$96.7	$60.4

Variations in exchange rates and in the amount and timing of fixed-price orders from customers for their purchases from individual crop years routinely cause variations in the U.S. dollar notional amount of forward contracts entered into from one year to the next. The increased U.S. dollar notional amounts for tobacco purchases and processing costs hedged during fiscal year 2020 primarily reflect purchase and processing hedges entered into for the 2020 crop year in Brazil, which historically were entered into during the fourth quarter of the fiscal year and into the first quarter of the subsequent year, as well as the additional hedging of forecast tobacco purchases in Africa. All contracts related to tobacco purchases were designated and qualified as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. Forward and option contracts related to processing costs and sales of crop inputs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.
For substantially all hedge gains and losses related to 2020 crops recorded in accumulated other comprehensive loss at March 31, 2020, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2021. At March 31, 2020, all hedged forecast purchases of tobacco not yet completed remained probable of occurring within the originally designated time period and, as a result, no hedges had been discontinued. Purchases of the 2020 crops in Brazil and Africa are expected to be completed by June 2020, and all forward contracts to hedge those purchases will mature and be settled by that time. Purchases of the 2021 crops in Africa are expected to be completed by May 2021 and all forward contracts to hedge those purchases will mature and be settled by that time.
Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at March 31, 2020 and 2019, were approximately $8.9 million and $24.8 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.
Several of the Company’s foreign subsidiaries transact the majority of their sales and finance the majority of their operating requirements in their local currency, and therefore use their respective local currencies as the functional currency for reporting purposes. From time to time, these subsidiaries sell tobacco to customers in transactions that are not denominated in the functional

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currency. In those situations, the subsidiaries routinely enter into forward exchange contracts to offset currency risk for the period of time that a fixed-price order and the related trade account receivable are outstanding with the customer. The contracts are not designated as hedges for accounting purposes.
Effect of Derivative Financial Instruments on the Consolidated Statements of Income
The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the fiscal years ended March 31, 2020, 2019, and 2018.

	Fiscal Year Ended March 31,
	2020	2019	2018
Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(32,389)	$(7,496)	$4,869
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(1,577)	$1,689	$(1,244)
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$2,691	$260	$—
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(13,646)	$(2,623)	$(1,204)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$1,108	$(3,034)	$(1,099)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$(5)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil and Africa

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(4,013)	$(4,671)	$(234)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the outstanding interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. For the terminated interest rates swaps previously designated as cash flow hedges, a $2.5 million net realized hedge gain remained in accumulated other comprehensive loss at March 31, 2020. The Company expects to amortize $1.4 million of this remaining unamortized gain into earnings as a reduction of interest expense in fiscal year 2021.
For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil and Africa, a $14.4 million net hedge loss remained in accumulated other comprehensive loss at March 31, 2020. That balance reflects losses on contracts related to the 2020 Brazil crops and the 2020 and 2021 Africa crops. No hedge gain or loss had been reclassified to earnings at March 31, 2020 since shipments of those tobaccos had not yet started. The majority of the balance in accumulated other comprehensive loss will be recognized in earnings as a component of cost of goods sold in fiscal year 2021 as the 2020 crops

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in Brazil and Africa are sold to customers. The balance in accumulated other comprehensive loss associated with the 2021 Africa crop is expected to be recognized in earnings in fiscal year 2022. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.
Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at March 31, 2020 and 2019:

	Derivatives in a Fair Value Asset Position			Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of March 31,		Balance Sheet Location	Fair Value as of March 31,
		2020	2019		2020	2019
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$—	Other long-term liabilities	$37,163	$6,351

Forward foreign currency exchange contracts	Other current assets	—	307	Accounts payable and accrued expenses	11,467	—
Total		$—	$307		$48,630	$6,351

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$314	$233	Accounts payable and accrued expenses	$4,375	$386
Total		$314	$233		$4,375	$386
Substantially all of the Company's forward foreign currency exchange contracts are subject to master netting arrangements, whereby the right to offset occurs in the event of default by a participating party. The Company has elected to present these contracts on a gross basis in the consolidated balance sheets.
NOTE 12.   FAIR VALUE MEASUREMENTS
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
Recurring Fair Value Measurements
At March 31, 2020 and 2019, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	March 31, 2020
		Fair Value Hierarchy
	NAV	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$4,011	$—	$—	$—	$4,011
Trading securities associated with deferred compensation plans	—	12,635	—	—	12,635
Forward foreign currency exchange contracts	—	—	314	—	314
Total financial assets measured and reported at fair value	$4,011	$12,635	$314	$—	$16,960

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$103	$103
Acquisition-related contingent consideration obligations - short-term	—	—	—	4,173	4,173
Acquisition-related contingent consideration obligations - long-term	—	—	—	2,532	2,532
Interest rate swap agreements	—	—	37,163	—	37,163
Forward foreign currency exchange contracts	—	—	15,842	—	15,842
Total financial liabilities measured and reported at fair value	$—	$—	$53,005	$6,808	$59,813

	March 31, 2019
		Fair Value Hierarchy
	NAV	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$156,864	$—	$—	$—	$156,864
Trading securities associated with deferred compensation plans	—	16,315	—	—	16,315
Forward foreign currency exchange contracts	—	—	540	—	540
Total financial assets measured and reported at fair value	$156,864	$16,315	$540	$—	$173,719

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$803	$803
Interest rate swap agreements	—	—	6,351	—	6,351
Forward foreign currency exchange contracts	—	—	386	—	386
Total financial liabilities measured and reported at fair value	$—	$—	$6,737	$803	$7,540

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
Acquisition-related contingent consideration obligations
The Company estimates the fair value of acquisition-related contingent consideration obligations by applying an income approach model that utilizes probability-weighted discounted cash flows. As a result of the acquisition of FruitSmart, Inc., the Company recognized a contingent consideration liability of $6.7 million on the date of acquisition. See Note 2 for additional information. Each period the Company evaluates the fair value of the acquisition-related contingent consideration obligations. Significant judgment is applied to this model and therefore the acquisition-related contingent consideration obligation is classified within Level 3 of the fair value hierarchy.
A reconciliation of the change in the balance of the acquisition-related contingent consideration obligation (Level 3) for the fiscal years ended March 31, 2020 and 2019 is provided below.

	Fiscal Year Ended March 31,
	2020	2019
Balance beginning of year	$—	$—
Additions	6,705	—
Payments	—	—
Balance at end of year	$6,705	$—

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

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the fiscal years ended March 31, 2020 and 2019 is provided below.

	Fiscal Year Ended March 31,
	2020	2019
Balance at beginning of year	$803	$974
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from the portfolio)	(659)	(765)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	(5)	749
Change in discount rate and estimated collection period	(7)	53
Currency remeasurement	(29)	(208)
Balance at end of year	$103	$803

Long-term Debt
The fair value of the Company’s long-term debt was approximately $370 million at each of the balance sheet dates March 31, 2020 and 2019. The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities.
Nonrecurring Fair Value Measurements
Assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to long-lived assets, right-of-use operating lease assets and liabilities, goodwill and intangibles, and other noncurrent assets. These assets and liabilities fair values are evaluated for impairment when potential indicators of impairment exist. Accordingly, the nonrecurring measurement of the fair value of these assets and liabilities are classified within Level 3 of the fair value hierarchy.
Long-Lived Assets
As discussed in Note 4, due to business changes that have affected the leaf tobacco market in Tanzania and the Company's operations there, the long-lived assets of those operations were tested for impairment at December 31, 2018, and an impairment charge was recorded to reduce their carrying value to fair value in fiscal year 2019. The long-lived assets consist principally of the Company's processing facility and equipment, storage facilities, tobacco buying and receiving stations, employee housing, and vehicles and transportation equipment. The aggregate fair value and carrying value of those assets following the impairment adjustments was approximately $17 million. The fair values of the property, plant and equipment were determined based principally on a probability-weighting of the discounted cash flows expected under multiple operating and disposition scenarios. Significant judgment was required in estimating the amount and timing of the future cash flows associated with the use and disposition of the assets, as well as the probabilities associated with the respective operating and disposition scenarios.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
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
Actuarial Assumptions
Assumptions used for financial reporting purposes to compute net periodic benefit cost and benefit obligations for the Company's primary defined benefit plans were as follows:

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Discount rates:
Benefit cost for plan year	4.00%	4.10%	4.10%	3.80%	3.90%	3.90%
Benefit obligation at end of plan year	3.60%	4.00%	4.10%	3.40%	3.80%	3.90%
Expected long-term return on plan assets:
Benefit cost for plan year	6.75%	6.75%	7.00%	3.00%	3.00%	3.00%
Salary scale:
Benefit cost for plan year	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Benefit obligation at end of plan year	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Healthcare cost trend rate	N/A	N/A	N/A	7.34%	7.60%	8.10%

Changes in the discount rates in the above table reflect prevailing market interest rates at the end of each fiscal year when the benefit obligations are actuarially measured. The expected long-term return on plan assets is developed from financial models used to project future returns on the underlying assets of the funded plans and is reviewed on an annual basis. The healthcare cost trend rate used by the Company is based on a study of medical cost inflation rates that is reviewed and updated annually for continued applicability. The revised trend assumption of 7.34% in 2020 declines gradually to 4.44% in 2028. The Company has caps in place on postretirement medical benefits that limit its cost for a large segment of the retiree population. As a result, changes to the healthcare cost trend rate have a limited impact on the postretirement medical plan liability and expense.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Obligations, Plan Assets, and Funded Status
The following table reflects the changes in benefit obligations and plan assets in fiscal years 2020 and 2019, as well as the funded status of the plans at March 31, 2020 and 2019:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2020	2019	2020	2019
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$281,242	$273,370
Projected benefit obligation	287,082	278,189	$30,282	$31,635

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$278,189	$273,658	$31,635	$32,945
Service cost	5,990	6,008	199	222
Interest cost	10,747	10,810	1,306	1,371
Effect of discount rate change	14,479	5,177	1,326	563
Foreign currency exchange rate changes	(1,477)	(2,526)	(1,012)	(447)
Settlements	(6,038)	—	—	—
Other	1,029	7,268	(744)	(126)
Benefit payments	(15,837)	(22,206)	(2,428)	(2,893)
Projected benefit obligation, end of year	$287,082	$278,189	$30,282	$31,635

Change in plan assets:
Plan assets at fair value, beginning of year	$244,969	$229,568	$3,717	$3,467
Actual return on plan assets	10,551	9,772	152	150
Employer contributions	6,037	29,489	1,928	2,993
Settlements	(6,038)	—	—	—
Foreign currency exchange rate changes	(1,232)	(1,654)	—	—
Benefit payments	(15,837)	(22,206)	(2,428)	(2,893)
Plan assets at fair value, end of year	$238,450	$244,969	$3,369	$3,717

Funded status:
Funded status of the plans, end of year	$(48,632)	$(33,220)	$(26,913)	$(27,918)

In fiscal year 2020, some employees covered by a foreign pension plan elected to convert their lifetime annuity benefit into limited fixed payments based on the actuarially determined liability at the time of the election. The election to change the defined benefit resulted in a partial plan settlement and recognition of a $0.7 million settlement charge for the fiscal year ended March 31, 2020.
The Company funds its non-regulated U.S. pension plan, one of its foreign pension plans, and its postretirement medical plans on a pay-as-you-go basis as the benefit payments are incurred. Those plans account for approximately 71% of the $48.6 million unfunded pension obligation and approximately 94% of the $26.9 million unfunded postretirement benefit obligation shown on the funded status line in the above table at March 31, 2020. The increase in employer pension contributions in fiscal year 2019 reflects higher contributions to the Company's U.S. ERISA-regulated pension plan to realize incremental income tax benefits, as well as higher contributions to the non-regulated U.S. plan to fund lump-sum benefit payments to retiring participants.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status of the Company’s plans at the end of fiscal years 2020 and 2019 was reported in the consolidated balance sheets as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2020	2019	2020	2019
Non-current asset (included in other noncurrent assets)	$346	$1,837	$—	$—
Current liability (included in accounts payable and accrued expenses)	(2,978)	(1,490)	(2,233)	(2,228)
Non-current liability (reported as pensions and other postretirement benefits)	(46,000)	(33,567)	(24,680)	(25,690)
Amounts recognized in the consolidated balance sheets	$(48,632)	$(33,220)	$(26,913)	$(27,918)

Additional information on the funded status of the Company’s plans as of the respective measurement dates for the fiscal years ended March 31, 2020 and 2019, is as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2020	2019	2020	2019
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation (PBO)	$284,327	$269,622	$30,282	$31,635
Aggregate fair value of plan assets	235,349	234,565	3,369	3,717
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation (ABO)	278,515	35,070	N/A	N/A
Aggregate fair value of plan assets	235,349	4,023	N/A	N/A

With the additional employer contributions noted above and the return on plan assets during fiscal year 2019, the assets of the Company's U.S. ERISA-regulated pension plan exceeded the accumulated benefit obligation (ABO) at March 31, 2019.
Net Periodic Benefit Cost
The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$5,990	$6,008	$5,177	$199	$222	$229
Interest cost	10,747	10,810	10,801	1,306	1,371	1,471
Expected return on plan assets	(16,671)	(15,695)	(15,962)	(106)	(99)	(87)
Settlement cost	676	—	—	—	—	—
Net amortization and deferral	3,709	3,491	3,735	(647)	(710)	(620)
Net periodic benefit cost	$4,451	$4,614	$3,751	$752	$784	$993

A one-percentage-point increase or decrease in the assumed healthcare cost trend rate would not result in a significant change to the March 31, 2020 accumulated postretirement benefit obligation or the aggregate service and interest cost components of the net periodic postretirement benefit expense for fiscal year 2021.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts Included in Accumulated Other Comprehensive Loss
Amounts included in accumulated other comprehensive loss at the beginning of the year are amortized as a component of net periodic benefit cost during the year. The amounts recognized in other comprehensive income or loss for fiscal years 2020 and 2019 and the amounts included in accumulated other comprehensive loss at the end of those fiscal years are shown below. All amounts shown are before allocated income taxes.

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2020	2019	2020	2019
Change in net actuarial loss (gain):
Net actuarial loss (gain), beginning of year	$81,502	$69,333	$(6,201)	$(7,247)
Losses (gains) arising during the year	21,838	17,884	302	513
Settlement	(529)	—	—	—
Amortization included in net periodic benefit cost during the year	(5,786)	(5,715)	534	533
Net actuarial loss (gain), end of year	97,025	81,502	(5,365)	(6,201)

Change in prior service cost (benefit):
Prior service cost (benefit), beginning of year	(7,479)	(9,703)	(766)	(965)
Amortization included in net periodic benefit cost during the year	2,077	2,224	202	199
Prior service cost (benefit), end of year	(5,402)	(7,479)	(564)	(766)

Total amounts in accumulated other comprehensive loss at end of year, before income taxes	$91,623	$74,023	$(5,929)	$(6,967)

Amounts in the above table reflect the Company and its consolidated subsidiaries. The accumulated other comprehensive loss reported in the consolidated balance sheets also includes pension and other postretirement benefit amounts related to ownership interests in unconsolidated affiliates.
The Company expects to recognize approximately $6.1 million of the March 31, 2020 net actuarial loss and $2.2 million of the March 31, 2020 prior service benefit in net periodic benefit cost during fiscal year 2021.
Allocation of Pension Plan Assets
The Company has established, and periodically adjusts, target asset allocations for its investments in its U.S. ERISA-regulated defined benefit pension plan, which represents 97% of consolidated plan assets and 85% of consolidated PBO at March 31, 2020, to balance the needs of liquidity, total return, and risk control. The assets are required to be diversified across asset classes and investment styles to achieve that balance. During the year, the asset allocation is reviewed for adherence to the target policy and rebalanced to the targeted weights. The Company reviews the expected long-term returns of the asset allocation each year to help determine whether changes are needed. The return is evaluated on a weighted-average basis in relation to inflation. The assumed long-term rate of return used to calculate annual benefit expense is based on the asset allocation and expected market returns for the respective asset classes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted–average target pension asset allocation and target ranges at the March 31, 2020 measurement date and the actual asset allocations at the March 31, 2020 and 2019 measurement dates by major asset category were as follows:

					Actual Allocation
	Target Allocation				March 31,
Major Asset Category		Range			2020	2019
Equity securities	29.0%	19%	-	39%	25.4%	31.2%
Fixed income securities (1)	66.0%	56%	-	76%	70.3%	64.8%
Alternative investments	5.0%	0%	-	10%	4.3%	4.0%
Total	100.0%				100.0%	100.0%

(1)	Actual amounts include high yield securities and cash balances held for the payment of benefits.
Universal makes regular contributions to its pension and other postretirement benefit plans. As previously noted, for postretirement health benefits, contributions reflect funding of those benefits as they are incurred. The Company expects to make contributions of approximately $6.0 million to its ERISA regulated defined benefit pension plan and $4.0 million to its non-ERISA regulated pension plans in fiscal year 2021.
Estimated future benefit payments to be made from the Company’s plans are as follows:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2021	$17,561	$2,668
2022	19,620	2,545
2023	17,326	2,445
2024	17,992	2,346
2025	17,774	2,246
2026 - 2030	89,919	9,672

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

Fair values of the assets of the Company’s pension plans as of March 31, 2020 and 2019, classified based on how their values were determined under the fair value hierarchy are as follows:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Equity securities	$58,204	$—	$—	$58,204
Fixed income securities (1)	162,667	3,101	4,668	170,436
Alternative investments	—	—	9,810	9,810
Total investments	$220,871	$3,101	$14,478	$238,450

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Equity securities	$71,561	$—	$—	$71,561
Fixed income securities (1)	149,798	10,399	4,025	164,222
Alternative investments	—	—	9,186	9,186
Total investments	$221,359	$10,399	$13,211	$244,969

(1)	Includes high yield securities and cash and cash equivalent balances.
Other Benefit Plans
Universal and several subsidiaries offer employer defined contribution savings plans. Amounts charged to expense for these plans were approximately $2.7 million for fiscal year 2020, $2.6 million for fiscal year 2019, and $2.3 million for fiscal year 2018.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.   COMMON AND PREFERRED STOCK
Common Stock
At March 31, 2020, the Company’s shareholders had authorized 100,000,000 shares of its common stock, and 24,421,835 shares were issued and outstanding. Holders of the common stock are entitled to one vote for each share held on all matters requiring a vote. Holders of the common stock are also entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. The Board of Directors customarily declares and pays regular quarterly dividends on the outstanding common shares; however, such dividends are at the Board’s full discretion, and there is no obligation to continue them.
Preferred Stock
The Company is also authorized to issue up to 5,000,000 shares of preferred stock. No preferred stock was outstanding at March 31, 2020.
Share Repurchase Programs
Universal’s Board of Directors has authorized programs to repurchase outstanding shares of the Company’s capital stock (common and preferred stock). Under these programs, the Company has made and may continue to make share repurchases from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Programs have been in place continuously throughout fiscal years 2018 through 2020. The current program, which replaced an expiring program, was authorized and became effective on November 7, 2017 and further extended on May 29, 2019. It authorizes the purchase of up to $100 million of the Company's outstanding common stock and expires on the earlier of November 15, 2020, or when the funds authorized for the program have been exhausted. At March 31, 2020, $56 million of the authorization remained available for share repurchases under the current program.
Repurchases of common stock under the programs for fiscal years 2020, 2019, and 2018 were as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
Number of shares repurchased	656,820	30,777	403,624
Cost of shares repurchased (in thousands of dollars)	$33,457	$1,443	$21,610
Weighted-average cost per share	$50.94	$46.87	$53.54

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.   EXECUTIVE STOCK PLANS AND STOCK-BASED COMPENSATION
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
RSUs awarded under the Plans vest 5 years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSAs vest 3 years from the grant date, are paid out in shares of common stock at the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. RSUs awarded to outside directors prior to fiscal 2020 vest 3 years after the grant date and those granted in fiscal 2020 vest in 1 year, and restricted stock vests upon the individual’s retirement from service as a director.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs, Restricted Stock, and PSAs
The following table summarizes the Company’s RSU, restricted stock, and PSA activity for fiscal years 2018 through 2020:

	RSUs		Restricted Stock		PSAs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Fiscal Year Ended March 31, 2018:
Unvested at beginning of year	325,638	$52.01	30,200	$42.37	160,350	$46.86
Granted	72,032	64.13	—	—	39,100	60.37
Vested	(60,751)	45.51	—	—	(41,667)	46.41
Forfeited	—	—	—	—	(6,783)	46.41
Unvested at end of year	336,919	55.77	30,200	42.37	151,000	50.50

Fiscal Year Ended March 31, 2019:
Granted	87,621	64.53	—	—	54,800	57.12
Vested	(99,549)	59.09	(8,950)	44.25	(49,092)	45.06
Forfeited	—	—	—	—	(9,834)	45.55
Unvested at end of year	324,991	57.12	21,250	41.58	146,874	55.12

Fiscal Year Ended March 31, 2020:
Granted	85,463	56.39	—	—	60,728	50.16
Vested	(74,518)	54.20	—	—	(67,402)	49.17
Forfeited	—	—	—	—	—	—
Unvested at end of year	335,936	$57.89	21,250	$41.58	140,200	$55.73
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
Stock-Based Compensation Expense
Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. For the fiscal years ended March 31, 2020, 2019, and 2018, total stock-based compensation expense and the related income tax benefit recognized were as follows:

	Fiscal Year Ended March 31,
	2020	2019	2018
Total stock-based compensation expense	$5,631	$8,152	$7,610
Income tax benefit recorded on stock-based compensation expense	$1,182	$1,712	$2,397

At March 31, 2020, the Company had $4.6 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 1.2 years.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.   COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS
Commitments
The Company enters into contracts to purchase tobacco from farmers in a number of the countries where it operates. Contracts in most countries cover one annual growing season. Primarily with the farmer contracts in Brazil, Malawi, Mozambique, the Philippines, Guatemala, and Mexico, the Company provides seasonal financing to support the farmers’ production of their crops or guarantees their financing from third-party banks. At March 31, 2020, the Company had contracts to purchase approximately $378 million of tobacco to be delivered during the coming fiscal year and $88 million of tobacco to be delivered in subsequent years. These amounts are estimates since actual quantities purchased will depend on crop yields, and prices will depend on the quality of the tobacco delivered and other market factors. Tobacco purchase obligations have been partially funded by short-term advances to farmers and other suppliers, which totaled approximately $134 million, net of allowances, at March 31, 2020. The Company withholds payments due to farmers on delivery of the tobacco to satisfy repayment of the financing it provided to the farmers. As noted above and discussed in more detail below, the Company also has arrangements to guarantee bank loans to farmers in Brazil, and payments are also withheld on delivery of tobacco to satisfy repayment of those loans. In addition to its contractual obligations to purchase tobacco, the Company had commitments related to agricultural materials, approved capital expenditures, and various other requirements that approximated $52 million at March 31, 2020.
Guarantees and Other Contingent Liabilities
Guarantees of Bank Loans and Other Contingent Liabilities
Guarantees of bank loans to growers for crop financing have long been industry practice in Brazil and support the farmers’ production of tobacco there. The Company's operating subsidiary in Brazil had guarantees outstanding at March 31, 2020, all of which expire within one year. As noted above, the subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover their obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at March 31, 2020, was the face amount, $3 million including unpaid accrued interest ($17 million as of March 31, 2019). The fair value of the guarantees was a liability of approximately $0.1 million at March 31, 2020 ($1.0 million at March 31, 2019). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $1 million at March 31, 2020, primarily under outstanding letters of credit.
Value-Added Tax Assessments in Brazil
As discussed in Note 1, the Company's local operating subsidiaries pay significant amounts of value-added tax ("VAT") in connection with their normal operations. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company's operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from the tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary's VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $8 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $11 million. These amounts are based on the exchange rate for the Brazilian currency at March 31, 2020. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary's positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of March 31, 2020, a portion of the subsidiary's arguments had been accepted, and the outstanding assessment had been reduced, although interest on the remaining assessment has continued to accumulate. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $9 million at the March 31, 2020 exchange rate. The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $9 million remaining assessment, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2020.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary's tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods. The new assessment totaled approximately $3 million at the March 31, 2020 exchange rate, reflecting a substantial reduction from the original $11 million assessment. Notwithstanding the reduction, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $3 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2020.
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
TLTC and ULT worked closely with expert legal advisors and economists on this matter. Based on these engagements and consultations, the Company firmly believed the FCC’s allegations were frivolous and clearly without merit or support from the facts, law or economic analysis. The Company further believed the FCC’s proceedings were rife with irregularities and did not comply with applicable legal and regulatory procedures with respect to this matter, including failing to establish jurisdiction over ULT or to offer a legal justification for including ULT in the proceeding. To the contrary, the Company believed the facts, law and economic analysis clearly supported the legality and pro-competitive nature of the agreement and supported a proper conclusion that there was no infringement of Tanzania antitrust law, and the agreement had no negative impact on the Tanzania tobacco market. The Company further believed the FCC’s proposed fine is ludicrous, unwarranted and contrary to Tanzania law. TLTC and ULT immediately appealed the FCC findings to the Tanzania Fair Competition Tribunal, which immediately stayed the execution of any FCC fines.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 22, 2019, the FCC delivered provisional findings regarding two new allegations of antitrust violations. In those two new provisional findings, the FCC manufactured claims against ULT and ULT's subsidiaries in Tanzania, in addition to other parties in Tanzania. ULT and its Tanzania subsidiaries had already begun working closely with expert legal advisors on these matters to prepare and submit to the FCC proper and comprehensive responses. The Company also believed the most recent FCC provisional findings and allegations were frivolous and clearly without merit and lack facts, law or economic analysis to support them. In one of the two new matters, based on the Company's review of the provisional findings and consultation with counsel, the Company believed the FCC was seeking an equally large, ludicrous, unwarranted, and unlawful fine as the one sought in the original matter. The FCC's motivations for initiating these additional, spurious allegations against the Company's subsidiaries were unclear.
The FCC contacted TLTC during the pendency of the three matters to initiate settlement discussions in order to resolve and dismiss all outstanding matters. After protracted negotiations with the FCC regarding mutually-agreeable and reasonable procedural aspects of settlement, on March 27, 2020, ULT, its Tanzania subsidiaries and the FCC executed a binding no-fault settlement of the three matters (the “Settlement Agreement”). The terms of the Settlement Agreement included mutual confidentiality obligations and mutual releases which discharged all actions, claims, rights and demands of the FCC, ULT and its Tanzania subsidiaries in all these matters, as well as a settlement amount to be paid to the FCC.  Although the confidentiality obligations in the Settlement Agreement do not permit the Company publicly to disclose the settlement amount, such amount was not material to the fourth fiscal quarter or the fiscal year ended March 31, 2020. We are pleased to avoid the cost of further litigating these frivolous matters, and we believe no further related costs will be incurred.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.   OPERATING SEGMENTS
Universal’s primary operations involve selecting, procuring, processing, packing, storing, shipping, and financing leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world. Through various operating subsidiaries located in tobacco-growing countries around the world and significant ownership interests in unconsolidated affiliates, the Company processes and/or sells flue-cured and burley tobaccos, dark air-cured tobaccos, and oriental tobaccos. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, pipe tobacco, and smokeless tobacco products. Some of these tobacco types are also increasingly used in the manufacture of non-combustible tobacco products that are intended to provide consumers with an alternative to traditional combustible products. A substantial portion of the Company’s revenues are derived from sales to a limited number of large, multinational cigarette manufacturers.
The principal approach used by management to evaluate the Company’s performance is by geographic region, although the dark air-cured and oriental tobacco businesses are each evaluated on the basis of their worldwide operations. Oriental tobacco operations consist principally of a 49% interest in an affiliate, and the performance of those operations is evaluated based on the Company’s equity in the pretax earnings of that affiliate. Under this structure, the Company has the following primary operating segments: North America, South America, Africa, Europe, Asia, Dark Air-Cured, Oriental, and Special Services. North America, South America, Africa, Europe, and Asia are primarily involved in flue-cured and/or burley leaf tobacco operations for supply to cigarette manufacturers. The Dark Air-Cured group supplies dark air-cured tobacco principally to manufacturers of cigars, pipe tobacco, and smokeless tobacco products, and the Oriental business supplies oriental tobacco to cigarette manufacturers. From time to time, the segments may trade in tobaccos that differ from their main varieties, but those activities are not significant to their overall results. Special Services includes the Company's laboratory services business, which provides physical and chemical product testing and smoke testing for customers, its food ingredients business (including FruitSmart), and its liquid nicotine business.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable segment data as of, or for, the fiscal years ended March 31, 2020, 2019, and 2018, is as follows:

	Sales and Other Operating Revenues			Operating Income
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2020	2019	2018	2020	2019	2018
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$236,262	$382,631	$308,691	$8,353	$23,069	$23,091
Other Regions (1)	1,372,424	1,569,738	1,482,188	110,766	151,527	146,761
Subtotal	1,608,686	1,952,369	1,790,879	119,119	174,596	169,852
Other Tobacco Operations (2)	301,293	274,784	243,068	19,002	12,176	10,098
Segment total	1,909,979	2,227,153	2,033,947	138,121	186,772	179,950
Deduct: Equity in pretax earnings of unconsolidated affiliates (3)				(4,211)	(5,299)	(9,125)
Restructuring and impairment costs (4)				(7,543)	(20,304)	—
Consolidated total	$1,909,979	$2,227,153	$2,033,947	$126,367	$161,169	$170,825

	Segment Assets			Accounts Receivable, net (5)
	March 31,			March 31,
	2020	2019	2018	2020	2019	2018
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$290,720	$294,064	$368,672	$33,232	$31,939	$44,726
Other Regions (1)	1,335,814	1,473,100	1,460,961	250,698	295,442	296,213
Subtotal	1,626,534	1,767,164	1,829,633	283,930	327,381	340,939
Other Tobacco Operations (2)	494,387	366,020	338,999	56,781	40,729	36,180
Segment and consolidated totals	$2,120,921	$2,133,184	$2,168,632	$340,711	$368,110	$377,119

	Goodwill and Intangibles, net			Depreciation and Amortization
	March 31,			Fiscal Year Ended March 31,
	2020	2019	2018	2020	2019	2018
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$—	$—	$—	$4,413	$4,756	$4,772
Other Regions (1)	96,308	96,281	97,214	24,211	24,088	24,547
Subtotal	96,308	96,281	97,214	28,624	28,844	29,319
Other Tobacco Operations (2)	48,379	1,713	1,713	9,755	8,306	5,574
Segment and consolidated totals	$144,687	$97,994	$98,927	$38,379	$37,150	$34,893

	Capital Expenditures
	Fiscal Year Ended March 31,
	2020	2019	2018
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$1,997	$3,137	$3,316
Other Regions (1)	28,229	22,569	21,820
Subtotal	30,226	25,706	25,136
Other Tobacco Operations (2)	5,001	13,054	8,901
Segment and consolidated totals	$35,227	$38,760	$34,037

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

(2)
Includes Dark Air-Cured, Oriental, and Special Services, as well as intercompany eliminations. Sales and other operating revenues, accounts receivable, goodwill and intangibles, depreciation and amortization, and capital expenditures include limited amounts or no amounts for Oriental because the business is accounted for on the equity method and its financial results consist principally of equity in the pretax earnings of the unconsolidated affiliate. The investment in the unconsolidated affiliate is included in segment assets and was approximately $76.4 million, $79.2 million, and $89.3 million, at March 31, 2020, 2019, and 2018, respectively.

(3)
Equity in pretax earnings of unconsolidated affiliates is included in segment operating income (Other Tobacco Operations segment), but is reported below consolidated operating income and excluded from that total in the consolidated statements of income.

(4)	Restructuring and impairment costs are excluded from segment operating income, but are included in consolidated operating income in the consolidated statements of income (see Note 4).

(5)
Accounts receivable, net includes allowances for doubtful accounts of approximately $2.0 million, $3.0 million and $2.0 million at March 31, 2020, 2019, and 2018 respectively. Accounts receivable are generally unsecured and due within 30 days.

Geographic data as of, or for, the fiscal years ended March 31, 2020, 2019, and 2018, is presented below. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment. Long-lived assets generally consist of net property, plant, and equipment, goodwill, and other intangibles.

Geographic Data	Sales and Other Operating Revenues
	Fiscal Year Ended March 31,
	2020	2019	2018
Belgium	$361,889	$390,433	$339,391
United States	221,428	227,771	249,281
China	105,683	115,174	120,859
Germany	104,525	166,397	114,386
Poland	84,011	145,478	110,445
Indonesia	80,891	104,268	73,544
Philippines	68,143	69,820	52,902
All other countries	883,409	1,007,812	973,139
Consolidated total	$1,909,979	$2,227,153	$2,033,947

	Long-Lived Assets
	March 31,
	2020	2019	2018
United States	$145,764	$81,270	$88,196
Brazil	138,157	139,624	141,087
Mozambique	42,964	45,051	47,800
All other countries	132,955	134,543	145,638
Consolidated total	$459,840	$400,488	$422,721

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the fiscal years ended March 31, 2020, 2019, and 2018:

	Fiscal Year Ended March 31,
(in thousands of dollars)	2020	2019	2018
Foreign currency translation:
Balance at beginning of year	$(40,101)	$(23,942)	$(33,138)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $180 in 2020 and $(5,806) in 2018)	(3,066)	(16,316)	14,162
Less: Net loss on foreign currency translation attributable to noncontrolling interests	244	157	372
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(2,822)	(16,159)	14,534
Other changes:
Reclassification to retained earnings(5)	—	—	(5,338)
Balance at end of year	$(42,923)	$(40,101)	$(23,942)

Foreign currency hedge:
Balance at beginning of year	$(376)	$(35)	$(258)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $2,880, $602, and $(944))	(12,391)	(6,490)	1,416
Reclassification of net (gain) loss to earnings (net of tax expense (benefit) of $136, $(640), and $827)(1)	541	6,149	(1,193)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(11,850)	(341)	223
Balance at end of year	$(12,226)	$(376)	$(35)

Interest rate hedge:
Balance at beginning of year	$(934)	$6,528	$1,398
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $6,801, $1,574, and $(1,182)	(25,588)	(5,922)	3,687
Reclassification of net (gain) loss to earnings (net of tax expense (benefit) of $234, $409, and $(433))(2)	(880)	(1,540)	811
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(26,468)	(7,462)	4,498
Other changes:
Reclassification to retained earnings(5)	—	—	632
Balance at end of year	$(27,402)	$(934)	$6,528

Pension and other postretirement benefit plans:
Balance at beginning of year	$(54,280)	$(42,615)	$(37,561)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) arising during the year (net of tax (expense) benefit of $4,715, $4,073, and $(527))(3)	(16,810)	(13,927)	295
Amortization included in earnings (net of tax benefit of $(554), $(628), and $(933))(4)	2,044	2,262	2,318
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(14,766)	(11,665)	2,613
Other changes:
Reclassification to retained earnings(5)	—	—	(7,667)
Balance at end of year	$(69,046)	$(54,280)	$(42,615)

Total accumulated other comprehensive income (loss) at end of year	$(151,597)	$(95,691)	$(60,064)

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)
Gain (loss) on foreign currency cash flow hedges related to forecast purchases of tobacco is reclassified from accumulated other comprehensive income (loss) to cost of goods sold when the tobacco is sold to customers. See Note 11 for additional information.

(2)
Gain (loss) on interest rate cash flow hedges is reclassified from accumulated other comprehensive income (loss) to interest expense when the related interest payments are made on the debt for open interest rate swap agreements, or as amortized to interest expense over the period to original maturity for terminated swap agreements. See Note 11 for additional information.

(3)
These items arise from the remeasurement of the assets and liabilities of the Company's defined benefit pension and other postretirement benefit plans. Those remeasurements are made on an annual basis at the end of the fiscal year. See Note 13 for additional information.

(4)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 13 for additional information.

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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19.   UNAUDITED QUARTERLY FINANCIAL DATA
Unaudited quarterly financial data for the fiscal years ended March 31, 2020 and 2019 is provided in the table below. Due to the seasonal nature of the Company's business, management believes it is generally more meaningful to focus on cumulative rather than quarterly results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended March 31, 2020
Operating Results:
Sales and other operating revenues	$296,915	$475,921	$505,049	$632,094
Gross profit	58,650	96,029	92,973	109,160
Net income	895	29,747	29,318	18,043
Net income attributable to Universal Corporation	2,072	28,077	25,966	15,565
Earnings per common share:
Basic	0.08	1.12	1.04	0.63
Diluted	0.08	1.11	1.04	0.63
Cash Dividends Declared:
Per share of common stock	0.76	0.76	0.76	0.76
Market Price Range of Common Stock:
High	60.94	62.70	57.06	58.14
Low	51.02	49.39	50.27	38.58

Fiscal Year Ended March 31, 2019
Operating Results:
Sales and other operating revenues	$379,719	$539,604	$636,107	$671,723
Gross profit	72,221	99,460	115,430	119,480
Net income	11,060	34,293	31,089	33,692
Net income attributable to Universal Corporation	13,179	31,446	28,135	31,361
Earnings per common share:
Basic	0.53	1.25	1.12	1.25
Diluted	0.52	1.24	1.11	1.24
Cash Dividends Declared:
Per share of common stock	0.75	0.75	0.75	0.75
Market Price Range of Common Stock:
High	68.25	71.60	76.98	60.67
Low	46.40	55.66	53.03	52.60

Note:	Earnings per share amounts for each fiscal year may not equal the total of the four quarterly amounts due to differences in weighted-average outstanding shares for the respective periods.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant items included in the quarterly results were as follows:
Fiscal Year Ended March 31, 2020

•
First Quarter – Net income attributable to Universal Corporation included $2.8 million of additional income tax expense for the settlement of an income tax matter at a foreign subsidiary. The increase in income tax expense reduced diluted earnings per share for the quarter by $0.11.

•
Second Quarter – Net income attributable to Universal Corporation included $0.9 million in non-tax deductible transaction costs associated with the acquisition of FruitSmart, which was completed during the fourth quarter of fiscal year 2020. These costs were primarily related to due diligence fees. These costs reduced diluted earnings per share for the quarter by $0.04.

•
Third Quarter – Net income attributable to Universal Corporation included additional non-tax deductible transaction costs of $1 million associated with the acquisition of FruitSmart. These costs reduced diluted earnings per share for the quarter by $0.04.

•
Fourth Quarter – Results included $7.5 million in restructuring and impairment costs, primarily related to voluntary workforce reductions at operations in North America (see Note 4). The restructuring and impairment costs included employee termination benefits, as well as impairment charges related to certain property, plant, and equipment, and other noncurrent assets. The restructuring and impairment costs reduced net income attributable to Universal Corporation by $6.3 million and diluted earnings per share by $0.25. Net income attributable to Universal Corporation was reduced by $2.1 million of costs relating to the expensing of a fair value adjustment to inventory associated with the initial acquisition accounting for FruitSmart. These costs reduced diluted earnings per share by $0.08. Additionally, net income attributable to Universal Corporation was reduced by $2.8 million of additional non-tax deductible transaction costs associated with the acquisition of FruitSmart. These costs reduced diluted earnings per share for the quarter $0.11.

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

•
Third Quarter – Results included restructuring and impairment costs totaling $19.4 million, related to the Company's operations in Tanzania (see Note 4). The restructuring and impairment costs included employee termination benefits, as well as impairment charges related to certain property, plant, equipment, and goodwill. Those costs reduced net income attributable to Universal Corporation by $15.8 million and diluted earnings per share by $0.62.

•
Fourth Quarter – Results included restructuring costs of approximately $0.9 million related to smaller operations, which reduced net income attributable to Universal Corporation by approximately $0.6 million and diluted earnings per share by $0.02.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Universal Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Universal Corporation (the Company) as of March 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 28, 2020 expressed an unqualified opinion thereon.
Adoption of New ASU No. 2016-02
As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for leases in 2020 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective April 1, 2019, using the modified retrospective approach.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Advances to Suppliers
Description of the Matter
The Company’s short-term and long-term advances to suppliers totaled approximately $153 million as of March 31, 2020, and the allowances totaled $16 million. As discussed in Note 1 of the financial statements, the Company provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production. These advances are repaid through the delivery of tobacco to the Company. Management determined the allowance based on assumptions including the assessment of historical loss information and crop projections.
Auditing management’s estimate for the allowance on advances to suppliers was complex and involved subjective auditor judgment as the estimate relies on a number of factors that are affected by market and economic conditions outside the Company’s control. There is uncertainty associated with the assumptions used which could have a significant effect on the allowance estimate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over the allowance on the advances to suppliers. For example, we tested controls over the supplier advance approval and management’s review and approval of the models used to calculate the allowance. We also tested controls used by management to evaluate the data used in making the estimates for completeness and accuracy.
To test the allowance for advances to suppliers, our audit procedures included, among others, evaluating the significant assumptions used in the allowance calculation. For example, we compared historical loss information to management’s estimate of projected crop yield and analyzed the sensitivity of significant assumptions to evaluate the changes in the allowance that would result from changes in the assumptions. We analyzed subsequent events to identify potential sources of contrary information to management’s assumptions.

Allowance for Recoverable Value-Added Tax (“VAT”) Credits
Description of the Matter
The Company’s gross balance of recoverable value-added tax (“VAT”) credits totaled approximately $52 million as of March 31, 2020, and the related allowance totaled approximately $19 million. As discussed in Note 1 of the financial statements, in many foreign countries, the Company pays and receives a significant amount of VAT on purchases and sales of tobacco and tobacco related material. Items subject to a VAT vary from jurisdiction to jurisdiction as do the rates at which the tax is assessed. Some jurisdictions allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process may take an extended period of time and it is not uncommon for refund applications to be challenged or rejected. Some jurisdictions also permit companies to sell or transfer unused VAT credits to third parties in private transactions although the proceeds realized may be heavily discounted from the face value of the credits. Management applied judgment in calculating the valuation allowance to estimate the credits that are not expected to be recovered.
Auditing management’s estimate of the VAT allowance was complex and involved a high degree of subjectivity as the estimate relies on a number of factors including interpretations of applicable tax laws and regulations as well as economic and political conditions outside the Company’s control. There is uncertainty associated with the assumptions used which could have a significant effect on the estimate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over the allowance on the VAT. For example, we tested controls over management’s review and approval of the models used in the allowance and the completeness and accuracy of the data inputs and outputs used in the calculation.
 To test the VAT allowance estimate, our audit procedures included, among others, evaluating the significant assumptions used to estimate the VAT allowance and assessing the historical accuracy of management’s estimates. For example, we evaluated whether the historical loss of credits used in management’s calculation was representative of the current collectability of the credits. We analyzed the sensitivity of significant assumptions to evaluate the changes in the allowance that that would result from changes in the assumptions and we considered subsequent events to identify potential sources of contrary information to management’s assumptions.

Accounting for Acquisition of Fruitsmart
Description of the Matter
As described in Note 1 and 2 to the consolidated financial statements, on January 1, 2020 the Company acquired 100% of the capital stock of FruitSmart, Inc. (“FruitSmart”) for approximately $80 million in cash, up to $25 million of contingent consideration payments, and $3.8 million of working capital on-hand at the date of acquisition. The acquisition of FruitSmart was accounted for as a business combination.
Auditing the Company's accounting for its business combination was complex due to the significant estimation required by management to determine the fair value of the contingent consideration ($6.7 million) and identifiable intangible assets including customer relationships ($9.5 million). Significant estimation was required due to the application of the valuation models and assumptions used by management to measure the fair value of the contingent consideration liability and the customer-related intangible asset. The significant assumptions used in determining the fair value included volatility, discount rate and forecasted results (e.g., revenue growth rates and operating profit margins).

How We Addressed the Matter in Our Audit
We tested the Company's controls over its accounting for business combinations. For example, we tested controls over the recognition and measurement of consideration transferred (including contingent consideration) and the customer-related intangible asset acquired, including management’s review over the valuation models and significant assumptions.
To test the estimated fair value of the contingent consideration and customer related intangible asset, we performed audit procedures that included, among others, assessing the conditions that must be met for the contingent consideration to become payable and the significant assumptions used in the estimated fair value of the customer-related intangible asset and contingent consideration. For example, we tested the completeness and accuracy of the underlying data and compared the significant assumptions to current industry, market and economic trends, historical results of the acquired business, and other guidelines used by companies within the same industry. We involved our valuation specialists to assist in evaluating the Company's use of its valuation models. We performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair values that would result from changes in assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1971.
Richmond, Virginia
May 28, 2020

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,
on Internal Control Over Financial Reporting
To the Shareholders and the Board of Directors of Universal Corporation
Opinion on Internal Control over Financial Reporting
We have audited Universal Corporation’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Universal Corporation, (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 report dated May 28, 2020 expressed an unqualified opinion thereon.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fruitsmart, Inc., which is included in the 2020 consolidated financial statements of the Company and constituted 5% and 8% of total and net assets, respectively, as of March 31, 2020 and 1% and (3)% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Fruitsmart, Inc.

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
May 28, 2020

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
For the three years ended March 31, 2020, there were no changes in independent auditors, nor were there any disagreements between the Company and its independent auditors on any matter of accounting principles, practices, or financial disclosures.
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
As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). We have excluded FruitSmart, Inc. (FruitSmart), our wholly-owned subsidiary which is included in our Consolidated Financial Statements, from our assessment of internal control over financial reporting as of March 31, 2020. FruitSmart represented $104.3 million (5%) of consolidated total assets as of March 31, 2020 and $18.1 million (1%) of consolidated sales and other operating revenues for the fiscal year then ended. Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2020.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s internal control over financial reporting as of March 31, 2020. Their report on this audit appears on page 90 of this Annual Report.
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
Item 9B. Other Information
None.

PART III
Item 10.   Directors, Executive Officers, and Corporate Governance
Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s 2020 Proxy Statement.
The following are executive officers of the Company as of May 28, 2020:

Name and Age	Position	Business Experience During Past The Five Years
G. C. Freeman, III (57)	Chairman, President, and Chief Executive Officer
Mr. Freeman was elected Chairman of the Board in August 2008, Chief Executive Officer effective April 2008, President in December 2006, and Vice President in November 2005. Mr. Freeman served as General Counsel and Secretary from February 2001 until November 2005 and has been employed with the Company since 1997.

A. L. Hentschke (50)	Senior Vice President and Chief Operating Officer
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

J. C. Kroner (52)	Senior Vice President and Chief Financial Officer
Mr. Kroner was elected Senior Vice President and Chief Financial Officer effective September 2018. Mr. Kroner was elected Senior Vice President in February 2018. He served as Senior Vice President of Universal Leaf from September 2014 to September 2018. He served as Vice President from October 2011 to September 2014. He has been employed with the Company since July 1993.

T. G. Broome (66)	Executive Vice President and Sales Director, Universal Leaf Tobacco Company, Inc.
Mr. Broome was elected Executive Vice President and Sales Director, Universal Leaf, in October 2012. From April 2011 through October 2012, Mr. Broome served as Executive Vice President. From September 1998 through March 2011, Mr. Broome served as Senior Vice President-Sales. He has been employed with the Company since 1994.

P. D. Wigner (51)	Vice President, General Counsel and Secretary
Mr. Wigner was elected Vice President in August 2007, and General Counsel and Secretary in November 2005 and also served as Chief Compliance Officer from November 2007 until September 2012. Mr. Wigner served as Senior Counsel of Universal Leaf from November 2004 until November 2005. He has been employed with the Company since 2003.

C. H. Claiborne (59)	Vice President and Assistant Secretary
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

S.J. Bleicher (43)	Vice President and Controller	Mr. Bleicher was elected Vice President and Controller in June 2019. Mr. Bleicher joined the Company in August 2014 and served as Assistant Controller through May 2019.
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
The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Corporate Governance and Committees—Committees of the Board—Compensation Committee,” “Corporate Governance and Committees—Committees of the Board—Audit Committee” of the Company’s 2020 Proxy Statement and such information is incorporated by reference herein.
Item 11.   Executive Compensation
Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s 2020 Proxy Statement, which information is incorporated herein by reference.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Refer to the caption “Stock Ownership” in the Company’s 2020 Proxy Statement, which information is incorporated herein by reference.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
Refer to the caption “Certain Transactions” in the Company’s 2020 Proxy Statement, which information is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Director Independence” of the Company’s 2020 Proxy Statement and such information is incorporated by reference herein.
Item 14.   Principal Accounting Fees and Services
Refer to the captions “Audit Information – Fees of Independent Auditors” and “Audit Information – Pre-Approval Policies and Procedures” in the Company’s 2020 Proxy Statement, which information is incorporated herein by reference.

PART IV
Item 15.   Exhibits, Financial Statement Schedules

(a)	The following are filed as part of this Annual Report:

1.	Financial Statements.
Consolidated Statements of Income for the Fiscal Years Ended March 31, 2020, 2019, and 2018
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended March 31, 2020, 2019, and 2018
Consolidated Balance Sheets at March 31, 2020 and 2019
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2020, 2019, and 2018
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 31, 2020, 2019, and 2018
Notes to Consolidated Financial Statements for the Fiscal Years Ended March 31, 2020, 2019, and 2018
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
Item 16.   Form 10-K Summary
None.

Schedule II - Valuation and Qualifying Accounts
Universal Corporation
Fiscal Years Ended March 31, 2020, 2019, and 2018

Description	Balance at Beginning of Year	Net Additions (Reversals) Charged to Expense	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Year
(in thousands of dollars)

Fiscal Year Ended March 31, 2018:
Allowance for doubtful accounts (deducted from accounts receivable)	$3,947	$(2,006)	$—	$(158)	$1,783

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	27,074	3,730	—	(9,084)	21,720

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	12,552	1,732	—	395	14,679

Fiscal Year Ended March 31, 2019:
Allowance for doubtful accounts (deducted from accounts receivable)	$1,783	$1,358	$—	$(156)	$2,985

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	21,720	(2,339)	—	(1,276)	18,105

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	14,679	3,535	—	(1,033)	17,181

Fiscal Year Ended March 31, 2020:
Allowance for doubtful accounts (deducted from accounts receivable)	$2,985	$(128)	$—	$(463)	$2,394

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	18,105	937	—	(2,614)	16,428

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	17,181	(2,586)	—	4,183	18,778

(1)	Includes direct write-offs of assets and currency remeasurement.

EXHIBIT INDEX

3.1
Amended and Restated Articles of Incorporation, effective August 9, 2011 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K Registration Statement filed August 9, 2011, File No. 001-00652).

3.2	Amended and Restated Bylaws (as of April 9, 2019) (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated April 12, 2019, File No. 001-00652).

4.1	Description of Registrant's Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.*

4.2	Indenture between the Registrant and Chemical Bank, as trustee (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated February 25, 1991, File No. 001-00652).

4.3	Specimen Common Stock Certificate (incorporated herein by reference to the Registrant’s Amendment No. 1 to Registrant’s Form 8-A Registration Statement, dated May 7, 1999, File No. 001-00652).

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

10.15
Amended and Restated Universal Corporation Executive Officer Annual Incentive Plan (incorporated herein by reference to the Registrant's definitive proxy statement filed July 24, 2019, File No. 001-00652).

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

10.23
Stock Purchase Agreement, dated as of November 20, 2019, by and among Universal Corporation, FruitSmart, Inc., the Sellers named therein and James P. Early, as the Sellers’ Representative (incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed November 20, 2019, File No. 001-00652)

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
May 28, 2020
	By:	/s/ GEORGE C. FREEMAN, III
George C. Freeman, III Chairman, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GEORGE C. FREEMAN, III	Chairman, President, Chief Executive Officer, and Director	May 28, 2020
George C. Freeman, III	(Principal Executive Officer)

/s/ JOHAN C. KRONER	Senior Vice President and Chief Financial Officer	May 28, 2020
Johan C. Kroner	(Principal Financial Officer)

/s/ SCOTT J. BLEICHER	Vice President and Controller	May 28, 2020
Scott J. Bleicher	(Principal Accounting Officer)

/s/ DIANA F. CANTOR	Director	May 28, 2020
Diana F. Cantor

/s/ LENNART R. FREEMAN	Director	May 28, 2020
Lennart R. Freeman

/s/ THOMAS H. JOHNSON	Director	May 28, 2020
Thomas H. Johnson

/s/ MICHAEL T. LAWTON	Director	May 28, 2020
Michael T. Lawton

/s/ EDDIE N. MOORE, JR.	Director	May 28, 2020
Eddie N. Moore, Jr.

/s/ ROBERT C. SLEDD	Director	May 28, 2020
Robert C. Sledd

/s/ THOMAS H. TULLIDGE, JR.	Director	May 28, 2020
Thomas H. Tullidge, Jr.

/s/ JACQUELINE T. WILLIAMS	Director	May 28, 2020
Jacqueline T. Williams