Form 10-Q
period 2020-06-30
UNIVERSAL CORP /VA/
filed 2020-08-05
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2020, the total number of shares of common stock outstanding was 24,488,964.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended June 30,
	2020	2019
	(Unaudited)
Sales and other operating revenues	$315,811	$296,915
Costs and expenses
Cost of goods sold	262,046	238,265
Selling, general and administrative expenses	49,410	51,136
Other income	(4,173)	—
Operating income	8,528	7,514
Equity in pretax earnings (loss) of unconsolidated affiliates	(7)	40
Other non-operating income (expense)	(18)	627
Interest income	159	1,008
Interest expense	6,810	4,028
Income before income taxes and other items	1,852	5,161
Income taxes	(5,048)	4,266
Net income	6,900	895
Less: net loss (income) attributable to noncontrolling interests in subsidiaries	374	1,177
Net income attributable to Universal Corporation	$7,274	$2,072

Earnings per share:
Basic	$0.30	$0.08
Diluted	$0.29	$0.08

Weighted average common shares outstanding:
Basic	24,602,610	25,158,369
Diluted	24,703,579	25,284,258

Total comprehensive income, net of income taxes	$7,209	$(3,452)
Less: comprehensive income attributable to noncontrolling interests	530	1,054
Comprehensive income (loss) attributable to Universal Corporation	$7,739	$(2,398)

Dividends declared per common share	$0.77	$0.76

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2020	2019	2020
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$100,015	$167,996	$107,430
Accounts receivable, net	222,162	217,905	340,711
Advances to suppliers, net	65,221	80,032	133,778
Accounts receivable—unconsolidated affiliates	32,827	63,388	11,483
Inventories—at lower of cost or net realizable value:
Tobacco	858,940	898,409	707,298
Other	104,399	77,654	99,275
Prepaid income taxes	13,426	20,985	12,144
Other current assets	65,675	75,689	67,498
Total current assets	1,462,665	1,602,058	1,479,617

Property, plant and equipment
Land	21,454	22,785	21,376
Buildings	258,306	262,688	256,488
Machinery and equipment	644,092	611,209	634,395
	923,852	896,682	912,259
Less accumulated depreciation	(608,173)	(597,257)	(597,106)
	315,679	299,425	315,153
Other assets
Operating lease right-of-use assets	37,576	34,472	39,256
Goodwill and other intangibles, net	143,976	98,029	144,687
Investments in unconsolidated affiliates	79,198	80,985	77,543
Deferred income taxes	23,085	15,582	20,954
Other noncurrent assets	44,661	47,333	43,711
	328,496	276,401	326,151

Total assets	$2,106,840	$2,177,884	$2,120,921

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2020	2019	2020
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$92,758	$73,640	$78,033
Accounts payable and accrued expenses	133,621	179,297	140,202
Accounts payable—unconsolidated affiliates	—	10	55
Customer advances and deposits	10,575	4,397	10,242
Accrued compensation	16,373	23,084	23,710
Income taxes payable	2,359	1,576	5,334
Current portion of operating lease liabilities	9,914	8,938	9,823
Current portion of long-term debt	—	—	—
Total current liabilities	265,600	290,942	267,399

Long-term debt	368,829	368,568	368,764
Pensions and other postretirement benefits	70,473	59,364	70,680
Long-term operating lease liabilities	24,040	23,098	25,893
Other long-term liabilities	75,130	52,387	69,427
Deferred income taxes	24,435	31,447	29,474
Total liabilities	828,507	825,806	831,637

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,488,964 shares issued and outstanding at June 30, 2020 (24,971,489 at June 30, 2019 and 24,421,835 at March 31, 2020)	322,449	325,515	321,502
Retained earnings	1,064,927	1,084,987	1,076,760
Accumulated other comprehensive loss	(151,132)	(100,161)	(151,597)
Total Universal Corporation shareholders' equity	1,236,244	1,310,341	1,246,665
Noncontrolling interests in subsidiaries	42,089	41,737	42,619
Total shareholders' equity	1,278,333	1,352,078	1,289,284

Total liabilities and shareholders' equity	$2,106,840	$2,177,884	$2,120,921

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Three Months Ended June 30,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,900	$895
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	10,105	9,067
Net provision for losses (recoveries) on advances and guaranteed loans to suppliers	57	(165)
Foreign currency remeasurement (gain) loss, net	(4,691)	(1,497)
Foreign currency exchange contracts	(13,951)	733
Restructuring payments	(2,937)	—
Change in estimated fair value of contingent consideration for FruitSmart acquisition	(4,173)	—
Other, net	(3,350)	3,047
Changes in operating assets and liabilities, net	12,087	(128,819)
Net cash provided (used) by operating activities	47	(116,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,386)	(5,679)
Proceeds from sale of property, plant and equipment	218	226
Net cash used by investing activities	(8,168)	(5,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	20,688	19,257
Repurchase of common stock	—	(5,214)
Dividends paid on common stock	(18,567)	(18,742)
Other	(1,930)	(2,883)
Net cash provided (used) by financing activities	191	(7,582)

Effect of exchange rate changes on cash	515	214
Net decrease in cash and cash equivalents	(7,415)	(129,560)
Cash and cash equivalents at beginning of year	107,430	297,556

Cash and cash equivalents at end of period	$100,015	$167,996

See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is the leading global leaf tobacco supplier. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

The extent to which the ongoing COVID-19 pandemic will impact the Company's financial condition, results of operations and demand for the Company's products and services will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing geographic spread of COVID-19, the severity of the pandemic, the duration of the COVID-19 outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the COVID-19 pandemic and the impact on the U.S. and the global economies, markets and supply chains. At June 30, 2020, it is not possible to predict the overall impact of the ongoing COVID-19 pandemic on the Company's business, financial condition, results of operations and demand for our products and services.

NOTE 2.   ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”).  ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 effective April 1, 2020. The Company determined that the update applied to trade receivables, but that there was no material impact to the consolidated financial statements from the adoption of ASU 2016-13.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of FASB Emerging Issues Task Force)" ("ASU 2018-15"). ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. Under that model, implementation costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred. Capitalized implementation costs are amortized over the term of the associated hosted cloud computing arrangement service contract on a straight-line basis, unless another systematic and rational basis is more representative of the pattern in which the entity expects to benefit from its right to access the hosted software. Capitalized implementation costs would then be assessed for impairment in a manner similar to long-lived assets. The Company adopted ASU 2018-15 effective April 1, 2020. There was no material impact to the consolidated financial statements from the adoption of ASU 2018-15.

Pronouncements to be Adopted in Future Periods

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

NOTE 3.   BUSINESS COMBINATION
On January 1, 2020 the Company acquired 100% of the capital stock of FruitSmart, Inc. (“FruitSmart”), an independent specialty fruit and vegetable ingredient processor serving global markets, for approximately $80 million in cash, up to $25 million of contingent consideration payments, and $3.8 million of working capital on-hand at the date of acquisition. The contingent consideration is based on FruitSmart’s achievement of certain adjusted gross profit metrics in calendar years 2020 and 2021. The fair value of the contingent consideration, approximately $6.7 million, was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. At June 30, 2020 the forecasted calendar year 2020 adjusted gross profit for FruitSmart was not expected to achieve the adjusted gross profit threshold required for a contingent consideration payment. Therefore, in the quarter ended ended June 30, 2020 the Company recorded $4.2 million in other operating income for the reversal of a portion of the contingent consideration liability. As of June 30, 2020, $2.5 million of contingent consideration liability related to the Fruitsmart acquisition is included in other long-term liabilities on the consolidated balance sheet.
The following final allocation of the purchase price was based on third-party valuations and assumptions. The following table summarizes the final purchase price allocation of the assets acquired and liabilities assumed on January 1, 2020.

Assets
Cash and cash equivalents	$1,298
Accounts receivable, net	7,707
Inventory	23,793
Other current assets	310
Property, plant and equipment (net)	23,400
Intangibles
Customer relationships	9,500
Developed technology	4,800
Trade names	3,300
Non-compete agreements	1,000
Goodwill	28,863
Total assets acquired	103,971

Liabilities
Current liabilities	8,262
Deferred income taxes	9,004
Total liabilities assumed	17,266

Total assets acquired and liabilities assumed	$86,705

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

NOTE 4.  REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended June 30,
(in thousands of dollars)	2020	2019

Tobacco sales	$275,142	$268,057
Processing revenue	16,230	18,434
Other sales and revenue from contracts with customers	24,028	9,410
Total revenue from contracts with customers	315,400	295,901
Other operating sales and revenues	411	1,014
Consolidated sales and other operating revenues	$315,811	$296,915

Other operating sales and revenues consists principally of interest on advances to suppliers and dividend income from unconsolidated affiliates.

NOTE 5.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

Guarantees of bank loans to tobacco growers for crop financing have long been industry practice in Brazil and support the farmers’ production of tobacco there. The Company's operating subsidiary in Brazil had guarantees outstanding at June 30, 2020, all of which expire within one year. The subsidiary withholds payments due to the farmers on delivery of tobacco and forwards those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover its obligations to the third-party banks could result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make at June 30, 2020, was the face amount, $1.0 million including unpaid accrued interest ($2 million at June 30, 2019, and $3 million at March 31, 2020). The fair value of the guarantees was a liability of approximately $0.1 million at June 30, 2020 ($0.8 million at June 30, 2019, and $0.1 million at March 31, 2020). In addition to these guarantees, the Company has other contingent liabilities totaling approximately $1 million at June 30, 2020, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $9 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $10 million. Those amounts are based on the exchange rate for the Brazilian currency at June 30, 2020. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of June 30, 2020, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $9 million (at the June 30, 2020 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $9 million remaining assessment with interest, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at June 30, 2020.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods, reflecting a substantial reduction from the original assessment. In fiscal year 2020, the Parana tax authorities acknowledged the statute of limitations related to claims prior to December 2010 had expired and reduced the assessment to $3 million (at the June 30, 2020 exchange rate). Notwithstanding the reduced assessment, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $3 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at June 30, 2020.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $83 million at June 30, 2020, $101 million at June 30, 2019, and $153 million at March 31, 2020. The related valuation allowances totaled $16 million at June 30, 2020, $18 million at June 30, 2019, and $16 million at March 31, 2020, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions of approximately $0.1 million and reduced by net recoveries of approximately $0.2 million in the three-month periods ended June 30, 2020 and 2019, respectively. These net provisions and recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At June 30, 2020, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $54 million ($61 million at June 30, 2019, and $52 million at March 31, 2020), and the related valuation allowances totaled approximately $17 million ($18 million at June 30, 2019, and $19 million at March 31, 2020). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

Stock Repurchase Plan

A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 7, 2017 and further extended on May 29, 2019. This stock repurchase plan authorized the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions, subject to market conditions and other factors. This stock repurchase program will expire on the earlier of November 15, 2020, or when the funds authorized for the program are exhausted. The program had $56.1 million of remaining capacity for repurchases of common and/or preferred stock at June 30, 2020.

NOTE 6.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(in thousands, except share and per share data)	2020	2019

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$7,274	$2,072

Denominator for basic earnings per share
Weighted average shares outstanding	24,602,610	25,158,369

Basic earnings per share	$0.30	$0.08

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$7,274	$2,072

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,602,610	25,158,369
Effect of dilutive securities
Employee and outside director share-based awards	100,969	125,889
Denominator for diluted earnings per share	24,703,579	25,284,258

Diluted earnings per share	$0.29	$0.08

NOTE 7.   INCOME TAXES

The Company operates in the United States and many foreign countries and is subject to the tax laws of many jurisdictions. Changes in tax laws or the interpretation of tax laws can affect the Company’s earnings, as can the resolution of pending and contested tax issues. The Company's consolidated effective income tax rate is affected by a number of factors, including the mix of domestic and foreign earnings and the effect of exchange rate changes on taxes.

The consolidated effective income tax rate for the quarter ended June 30, 2020 was a benefit of 273% . The Company's consolidated effective income tax rate for the three months ended June 30, 2020 was affected by a $4.4 million net tax benefit for final U.S. tax regulations issued in the current quarter for hybrid dividends paid by foreign subsidiaries.  Without this discrete item for the final U.S. tax regulations, the consolidated effective income tax rate for the three months ended June 30, 2020 would have been a benefit of approximately 34%. Additionally, for the three months ended June 30, 2020 the Company recognized $1.8 million as a component of interest expense related to on-going settlement discussions for an uncertain tax position at foreign subsidiary.

The consolidated effective income tax rate for the quarter ended June 30, 2019 was approximately 83% was affected by a $2.8 million net tax provision related to a tax settlement at a foreign subsidiary.  Without this discrete item, the consolidated effective income tax rate for the three months ended June 30, 2019 would have been approximately 29% .

NOTE 8.   GOODWILL AND OTHER INTANGIBLES
The Company's changes in goodwill at June 30, 2020 and 2019 consisted of the following:

(in thousands)	Three Months Ended June 30,
	2020	2019
Balance at beginning of year	$126,826	$97,907
Foreign currency translation adjustment	36	42
Balance at end of period	$126,862	$97,949

The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at June 30, 2020 and 2019:

(in thousands, except useful life)		June 30,
		2020			2019
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships(1)	13	$9,500	$(365)	$9,135	$—	$—	$—
Trade names(1)	5	3,300	(330)	2,970	—	—	—
Developed technology(1)	3	4,800	(800)	4,000	—	—	—
Noncompetition agreements(1)	5	1,000	(100)	900	—	—	—
Other	5	734	(625)	109	774	(694)	80
Total intangible assets		$19,334	$(2,220)	$17,114	$774	$(694)	$80
(1) On January 1, 2020 the Company acquired 100% of the capital stock of FruitSmart, an independent specialty fruit and vegetable ingredient processor serving global markets, for approximately $80.0 million in cash and up to $25.0 million of contingent consideration payments. The FruitSmart acquisition resulted in $28.9 million of goodwill and $18.6 million intangibles. See Note 3 for additional information.
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life as noted above.
Amortization expense for intangible assets was approximately $0.8 million and less than $0.1 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated income statements of income. The amortization expense for the other intangible assets is recorded in selling, general, and administrative expenses in the consolidated income statements of income.
As of June 30, 2020, the expected future amortization expense for intangible assets is as follows:

Fiscal Year
2021	$2,443
2022	3,250
2023	2,791
2024	1,591
2025 and thereafter	7,039
Total expected future amortization expense	$17,114

NOTE 9.   LEASES

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

The following table sets forth the right-of-use assets and lease liabilities for operating leases included in the Company’s consolidated balance sheet:

(in thousands)	June 30, 2020	June 30, 2019	March 31, 2020

Assets
Operating lease right-of-use assets	$37,576	$34,472	$39,256

Liabilities
Current portion of operating lease liabilities	$9,914	$8,938	$9,823
Long-term operating lease liabilities	24,040	23,098	25,893
Total operating lease liabilities	$33,954	$32,036	$35,716

The following table sets forth the location and amount of operating lease costs included in the Company's consolidated statement of income:

	Three Months Ended June 30,
(in thousands)	2020	2019

Income Statement Location
Cost of goods sold	$2,911	$2,617
Selling, general, and administrative expenses	2,190	1,987
Total operating lease costs(1)	$5,101	$4,604

(1)	Includes variable operating lease costs.

The following table reconciles the undiscounted cash flows to the operating lease liabilities in the Company’s consolidated balance sheet:

(in thousands)	June 30, 2020
Maturity of Operating Lease Liabilities
2021 (excluding the three months ended June 30, 2020)	$8,624
2022	7,628
2023	6,330
2024	4,916
2025	4,050
2026 and thereafter	6,828
Total undiscounted cash flows for operating leases	$38,376
Less: Imputed interest	(4,422)
Total operating lease liabilities	$33,954

As of June 30, 2020, the Company had no leases that have not yet commenced.

The following table sets forth supplemental information related to operating leases:

	Three Months Ended June 30,
(in thousands, except lease term and incremental borrowing rate)	2020	2019

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$3,028	$3,046
Right-of-use assets obtained in exchange for new operating leases	1,023	468

Weighted Average Remaining Lease Term (years)	5.55	5.98

Weighted Average Collateralized Incremental Borrowing Rate	4.04%	4.93%

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

Cash Flow Hedging Strategy for Interest Rate Risk

In February 2019, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2018. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At June 30, 2020, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.
Previously, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges for two outstanding non-amortizing bank loans that were repaid concurrent with closing on the new bank credit facility. Those swap agreements were subsequently terminated in February 2019 concurrent with the inception of the new swap agreements. The fair value of the previous swap agreements, approximately $5.4 million, was received from the counterparties upon termination and is being amortized from accumulated other comprehensive loss into earnings as a reduction of interest expense through the original maturity dates of those agreements. As of June 30, 2020, $2.1 million remained in accumulated other comprehensive loss to be amortized through December 31, 2021.

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

The aggregate U.S. dollar notional amount of forward and option contracts entered into for these purposes during the three-month periods in fiscal years 2021 and 2020 was as follows:

	Three Months Ended June 30,
(in millions of dollars)	2020	2019

Tobacco purchases	$30.2	$72.0
Processing costs	8.0	26.3
Crop input sales	23.5	21.7
Total	$61.7	$120.0

The decreased U.S. dollar notional amounts for tobacco purchases and processing costs hedged during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily reflect a difference in timing of the purchase and processing hedges entered into for the 2021 and 2020 crop years in Brazil. The 2020 crop year tobacco purchases hedges were largely entered into during the first quarter of fiscal year 2020. A portion of the 2021 crop year hedges were entered into during the first quarter of fiscal year 2021, with more contracts expected to be entered into later in fiscal year 2021. All derivative contracts related to tobacco purchases were designated and qualify as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, changes in fair values of the forward contracts have been recognized in comprehensive loss as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. For substantially all hedge gains and losses related to 2020 crop purchases recorded in accumulated other comprehensive loss at June 30, 2020, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2021. For substantially all hedge gains and losses related to the 2021 crop purchases recorded in accumulated other comprehensive loss at June 30, 2020, the Company expects to complete the sale of tobacco and recognize the amounts in earnings during fiscal year 2022.

Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

In fiscal year 2020, option contracts entered for the sale of crop inputs were not designated for hedge accounting. The gains and losses for the fiscal year 2020 option contracts entered for the sale of crop inputs were recognized in earnings on a mark-to-market basis. In fiscal year 2021, option contracts entered for the sale of crop inputs were designated and qualify as hedges of future cash flows, therefore the changes in fair value of the fiscal year 2021 option contracts have been recognized in accumulated other comprehensive loss and will be recognized in earnings upon the sale of the related tobacco to third-party customers. Premium payments for option contracts entered into for the sale of crop inputs in fiscal year 2021 and 2020 were expensed into earnings as incurred. For substantially all hedge gains and losses related to the 2021 crop inputs sales recorded in accumulated other comprehensive loss at June 30, 2020, the Company expects to complete the sale of related tobacco to third-party customers and recognize the amounts in earnings during fiscal year 2022.

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

The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil.  The total notional amounts of contracts outstanding at June 30, 2020 and 2019, and March 31, 2020, were approximately $11.8 million, $7.6 million, and $8.9 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income:

	Three Months Ended June 30,
(in thousands of dollars)	2020	2019

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(3,697)	$(9,812)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(1,838)	$(5)
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$354	$779
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(1,447)	$2,032
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(734)	$(11)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil and Africa

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(144)	$51
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil and Africa and the crop input sales in Brazil, a net hedge loss of approximately $15.2 million remained in accumulated other comprehensive loss at June 30, 2020. That balance reflects gains and losses on contracts related to the 2020 and 2021 Brazil crops, the 2020 and

2021 Africa crops, and the 2021 Brazil crop input sales, less the loss amount reclassified to earnings related to tobacco sold through June 30, 2020. The balance in accumulated other comprehensive loss associated with the 2020 Brazil and Africa crops are expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2021 as those tobaccos are sold to customers. The balance in accumulated other comprehensive loss related to the 2021 Brazil and Africa crops are expected to be recognized in earnings in fiscal year 2022 as those tobaccos are sold to customers. The balance in accumulated other comprehensive loss associated with the 2021 Brazil crop input sales is expected to be recognized in earnings in fiscal year 2022 as those tobaccos are sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at June 30, 2020 and 2019, and March 31, 2020:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		June 30, 2020	June 30, 2019	March 31, 2020		June 30, 2020	June 30, 2019	March 31, 2020

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$—	$—	Other long-term liabilities	$39,022	$16,158	$37,163

Foreign currency exchange contracts	Other current assets	571	1,812	—	Accounts payable and accrued expenses	1,390	19	11,467
Total		$571	$1,812	$—		$40,412	$16,177	$48,630

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$149	$1,052	$314	Accounts payable and accrued expenses	$702	$46	$4,375
Total		$149	$1,052	$314		$702	$46	$4,375

Substantially all of the Company's foreign exchange derivative instruments are subject to master netting arrangements whereby the right to offset occurs in the event of default by a participating party. The Company has elected to present these contracts on a gross basis in the consolidated balance sheets.

NOTE 11.   FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

At June 30, 2020 and 2019, and at March 31, 2020, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	June 30, 2020
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$4,013	$—	$—	$—	$4,013
Trading securities associated with deferred compensation plans	—	13,963	—	—	13,963
Foreign currency exchange contracts	—	—	720	—	720
Total financial assets measured and reported at fair value	$4,013	$13,963	$720	$—	$18,696

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$100	$100
Acquisition-related contingent consideration obligations - short term	—	—	—	—	—
Acquisition-related contingent consideration obligations - long term	—	—	—	2,532	2,532
Interest rate swap agreements	—	—	39,022	—	39,022
Foreign currency exchange contracts	—	—	2,092	—	2,092
Total financial liabilities measured and reported at fair value	$—	$—	$41,114	$2,632	$43,746

	June 30, 2019
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$77,229	$—	$—	$—	$77,229
Trading securities associated with deferred compensation plans	—	16,356	—	—	16,356
Foreign currency exchange contracts	—	—	2,864	—	2,864
Total financial assets measured and reported at fair value	$77,229	$16,356	$2,864	$—	$96,449

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$785	$785
Interest rate swap agreements	—	—	16,158	—	16,158
Foreign currency exchange contracts	—	—	65	—	65
Total financial liabilities measured and reported at fair value	$—	$—	$16,223	$785	$17,008

	March 31, 2020
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$4,011	$—	$—	$—	$4,011
Trading securities associated with deferred compensation plans	—	12,635	—	—	12,635
Foreign currency exchange contracts	—	—	314	—	314
Total financial assets measured and reported at fair value	$4,011	$12,635	$314	$—	$16,960

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$103	$103
Acquisition-related contingent consideration obligations - short-term	—	—	—	4,173	4,173
Acquisition-related contingent consideration obligations - long-term	—	—	—	2,532	2,532
Interest rate swap agreements	—	—	37,163	—	37,163
Foreign currency exchange contracts	—	—	15,842	—	15,842
Total financial liabilities measured and reported at fair value	$—	$—	$53,005	$6,808	$59,813

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

Acquisition-related contingent consideration obligations
The Company estimates the fair value of acquisition-related contingent consideration obligations by applying an income approach model that utilizes probability-weighted discounted cash flows. The Company acquired FruitSmart, Inc. in fiscal year 2020 and recognized a contingent consideration liability of $6.7 million on the date of acquisition. Each period the Company evaluates the fair value of the acquisition-related contingent consideration obligations. For the three months ended June 30, 2020, the evaluation resulted in the reduction of $4.2 million of contingent consideration of the original $6.7 million liability recorded. Significant judgment is applied to this model and therefore the acquisition-related contingent consideration obligation is classified within Level 3 of the fair value hierarchy.
A reconciliation of the change in the balance of the acquisition-related contingent consideration obligation (Level 3) for the three months ended June 30, 2020 and 2019 is provided below.

	Three Months Ended June 30,
	2020	2019
Balance beginning of year	$6,705	$—
Change in fair value of contingent consideration liability	(4,173)	—
Balance at end of period	$2,532	$—

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

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the three months ended June 30, 2020 and 2019 is provided below.

	Three Months Ended June 30,
	2020	2019
Balance at beginning of year	$103	$803
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from the portfolio)	3	58
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	—	(79)
Change in discount rate and estimated collection period	(2)	(5)
Currency remeasurement	(5)	8
Balance at end of year	$99	$785

Long-term Debt

The fair value of the Company’s long-term debt, including the current portion, was approximately $370 million at each of the balance sheet dates June 30, 2020, June 30, 2019, and March 31, 2020. The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities.

Nonrecurring Fair Value Measurements

Assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to long-lived assets, right-of-use operating lease assets and liabilities, goodwill and intangibles, and other noncurrent assets. These assets and liabilities fair values are evaluated for impairment when potential indicators of impairment exist. Accordingly, the nonrecurring measurement of the fair value of theses assets and liabilities are classified within Level 3 of the fair value hierarchy.

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

NOTE 12.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands of dollars)	2020	2019	2020	2019

Service cost	$1,541	$1,589	$48	$53
Interest cost	2,454	2,737	287	333
Expected return on plan assets	(3,677)	(4,216)	(24)	(27)
Net amortization and deferral	1,121	698	(143)	(152)
Net periodic benefit cost	$1,439	$808	$168	$207

During the three months ended June 30, 2020, the Company made contributions of approximately $0.4 million to its pension plans. Additional contributions of $6.5 million are expected during the remaining nine months of fiscal year 2021.

NOTE 13.   STOCK-BASED COMPENSATION

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

During the three-month periods ended June 30, 2020 and 2019, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Three Months Ended June 30,
	2020	2019

RSUs:
Number granted	63,050	55,490
Grant date fair value	$43.66	$59.07

PSAs:
Number granted	63,050	46,300
Grant date fair value	$34.33	$50.16

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For the three-month periods ended June 30, 2020 and 2019, the Company recorded total stock-based compensation expense of approximately $2.6 million and $2.7 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $2.8 million during the remaining nine months of fiscal year 2021.

NOTE 14. OPERATING SEGMENTS

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

	Three Months Ended June 30,
(in thousands of dollars)	2020	2019

SALES AND OTHER OPERATING REVENUES
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$39,916	$27,659
Other Regions (1)	204,733	202,065
Subtotal	244,649	229,724
Other Tobacco Operations (2)	71,162	67,191
Consolidated sales and other operating revenue	$315,811	$296,915

OPERATING INCOME
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$1,042	$890
Other Regions (1)	(4,286)	(3,815)
Subtotal	(3,244)	(2,925)
Other Tobacco Operations (2)	7,592	10,479
Segment operating income	4,348	7,554
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (3)	7	(40)
Add: Other income (loss)(4)	4,173	—
Consolidated operating income	$8,528	$7,514

(1)	Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.

(2)
Includes Dark Air-Cured, Special Services (including FruitSmart, Inc.), and Oriental, as well as inter-company eliminations. Sales and other operating revenues for this reportable segment include limited amounts for Oriental because the business is accounted for on the equity method and its financial results consist principally of equity in the pretax earnings (loss) of unconsolidated affiliates.

(3)
Equity in pretax earnings (loss) of unconsolidated affiliates is included in segment operating income (Other Tobacco Operations segment), but is reported below consolidated operating income and excluded from that total in the consolidated statements of income and comprehensive income.

(4)	Other income represents the reversal of a portion of the contingent consideration liability associated with the acquisition of FruitSmart, Inc.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(in thousands of dollars)	2020	2019
Foreign currency translation:
Balance at beginning of year	$(42,923)	$(40,101)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	2,303	1,937
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	(156)	(123)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	2,147	1,814
Balance at end of period	$(40,776)	$(38,287)

Foreign currency hedge:
Balance at beginning of year	$(12,226)	$(376)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $255 and $(378))	(601)	3,109
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(152) and $(2)) (1)	560	(1,134)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(41)	1,975
Balance at end of period	$(12,267)	$1,599

Interest rate hedge:
Balance at beginning of year	$(27,402)	$(934)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $776 and $2,061	(2,921)	(7,752)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(312) and $(1)) (2)	1,172	(775)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(1,749)	(8,527)
Balance at end of period	$(29,151)	$(9,461)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(69,046)	$(54,280)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $(193) and $(102) (3)	108	268
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	108	268
Balance at end of period	$(68,938)	$(54,012)

Total accumulated other comprehensive loss at end of period	$(151,132)	$(100,161)

(1)
Gain (loss) on foreign currency cash flow hedges related to forecast purchases of tobacco is reclassified from accumulated other comprehensive income (loss) to cost of goods sold when the tobacco is sold to customers. See Note 10 for additional information.

(2)
Gain (loss) on interest rate cash flow hedges is reclassified from accumulated other comprehensive income (loss) to interest expense when the related interest payments are made on the underlying debt, or as amortized to interest expense over the period to original maturity for terminated swap agreements. See Note 10 for additional information.

(3)	This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 12 for additional information.

NOTE 16. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of three-month period	$1,246,665	$42,619	$1,289,284	$1,337,087	$42,791	$1,379,878

Changes in common stock
Repurchase of common stock	—	—	—	(1,174)	—	(1,174)
Accrual of stock-based compensation	2,633	—	2,633	2,728	—	2,728
Withholding of shares from stock-based compensation for grantee income taxes	(1,930)	—	(1,930)	(2,883)	—	(2,883)
Dividend equivalents on RSUs	244	—	244	244	—	244

Changes in retained earnings
Net income	7,274	(374)	6,900	2,072	(1,177)	895
Cash dividends declared
Common stock	(18,863)	—	(18,863)	(18,979)	—	(18,979)
Repurchase of common stock	—	—	—	(4,040)	—	(4,040)
Dividend equivalents on RSUs	(244)	—	(244)	(244)	—	(244)

Other comprehensive income (loss)	465	(156)	309	(4,470)	123	(4,347)
Balance at end of period	$1,236,244	$42,089	$1,278,333	$1,310,341	$41,737	$1,352,078

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: impacts of the ongoing COVID-19 pandemic; integration of FruitSmart and the impact of the FruitSmart acquisition on future results; product purchased not meeting quality and quantity requirements; reliance on a few large customers; our ability to maintain effective information systems and safeguard confidential information; anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; impacts of regulation and litigation on our customers; industry-specific risks related to our food ingredient business; exposure to certain regulatory and financial risks related to climate change; changes in estimates and assumptions underlying our critical accounting policies; the promulgation and adoption of new accounting standards; new government regulations and interpretation of existing standards and regulations; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Liquidity and Capital Resources

Overview

Our first fiscal quarter is usually a period of significant working capital investment in both Africa and South America as tobacco crops are delivered by farmers. Our working capital needs in the quarter ended June 30, 2020, were lower than normal in part due to the COVID-19 pandemic (“COVID”), which slowed purchasing and processing of leaf tobacco and due to lower green leaf tobacco prices, mainly resulting from a strong U.S. dollar. We funded our working capital needs in the quarter ended June 30, 2020, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. We expect tobacco crop shipments to be weighted to the second half of the fiscal year.
Our liquidity and operating capital resource requirements are predominantly short term in nature and primarily relate to working capital for tobacco crop purchases. Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements, although tobacco crop size, prices paid to farmers, shipment and delivery timing, and currency fluctuations affect requirements each year. Peak working capital requirements are generally reached during the first and second fiscal quarters. Each geographic area follows a cycle of buying, processing, and shipping tobacco, and in many regions, we also provide agricultural materials to farmers during the growing season. The timing of the elements of each cycle is influenced by such factors as local weather conditions and individual customer shipping requirements, which may change the level or the duration of crop financing. Despite a predominance of short-term needs, we maintain a portion of our total debt as long-term to reduce liquidity risk. We also periodically have large cash balances that we utilize to meet our working capital requirements.
At this time, COVID has not had a material impact on our operations other than indirect currency market disruptions caused by the pandemic in the quarter ended March 31, 2020. We anticipate our current cash balances, cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements for at least the next twelve months. However, given the uncertainty of future impacts from COVID, including delays in timing of some shipments, the duration of our working capital needs could be extended.

Operating Activities
We generated $0.1 million in net cash flows from our operations during the quarter ended June 30, 2020, compared to using $116.7 million to fund our operations in the quarter ended June 30, 2019. We did not require as much working capital to fund our operations in the quarter ended June 30, 2020, due to slower timing of crop purchases and processing in part due to COVID as well as lower green leaf tobacco prices. Tobacco inventory levels increased by $151.6 million from March 31, 2020 levels to $858.9 million at June 30, 2020, on seasonal leaf purchases. Tobacco inventory levels were $39.5 million below June 30, 2019 levels, mainly due to lower green leaf tobacco prices and later timing of crop purchases in the quarter ended June 30, 2020. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with tobacco farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At June 30, 2020, our uncommitted inventories were $ 176.3 million, or about 21% of total tobacco inventory, compared to $175.0 million, or about 25% of our March 31, 2020 inventory, and $173.8 million, or about 19% of our June 30, 2019 inventory. The level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.
Our balance sheet accounts reflected seasonal patterns in the quarter ended June 30, 2020, on deliveries of crops by farmers in both South America and Africa. Cash and cash equivalent balances and accounts receivable decreased by $7.4 million and $118.5 million, respectively, from March 31, 2020 levels, as we used cash, including collections on receivables, to fund seasonal working capital needs. Advances to suppliers were $65.2 million at June 30, 2020, a reduction of $68.6 million from March 31, 2020 as crops were delivered in payment of those balances, net of new advances on current crops. Notes payable and overdrafts was up $14.7 million from March 31, 2020 levels, on seasonal increases.
Cash and cash equivalent balances of $100.0 million at June 30, 2020, were down $68.0 million, compared to balances at June 30, 2019, due in part to the funding of the FruitSmart acquisition in January 2020. Accounts receivable for unconsolidated affiliates were down $30.6 million at June 30, 2020, compared to June 30, 2019, on the timing of crop purchases and shipments. Accounts payable and accrued expenses of $133.6 million at June 30, 2020, were down $45.7 million compared to the same period in the prior fiscal year, largely on a shift from bank loan guarantees to more direct lending to tobacco growers in Brazil.

Investing Activities

Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities in non-tobacco industries and markets that utilize our assets and capabilities; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return as well as leverage our assets and expertise or enhance our farmer base. Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the quarters ended June 30, 2020 and 2019, we invested about $8.4 million and $5.7 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $9.3 million and $9.1 million for the three months ended June 30, 2020 and 2019, respectively. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. We currently expect to spend approximately $55 to $65 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.
Our Board of Directors approved our current share repurchase program in November 2017, and in May 2019, extended its expiration until November 15, 2020. The program authorizes the purchase of up to $100 million of our common stock. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended June 30, 2020, we did not purchase any shares of common stock. As of June 30, 2020, approximately 24.5 million shares of our common stock were outstanding and our available authorization under our current share repurchase program was approximately $56 million.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization was approximately 23% at June 30, 2020, up from the June 30, 2019 level of approximately 18%, largely on lower cash balances due in part to the funding of the FruitSmart acquisition in January 2020, and up from the March 31, 2020 level of approximately 22%. As of June 30, 2020, we had $100.0 million in cash and cash equivalents, our short-term debt totaled $92.8 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.
As of June 30, 2020, we had $430 million available under a committed revolving credit facility that will mature in December 2023, and we had about $216 million in unused, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration statement that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing until fiscal year 2024. Our seasonal working capital requirements for our tobacco business typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At June 30, 2020, the fair value of our outstanding interest rate swap agreements was a liability of about $39.0 million, and the notional amount swapped was $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.
We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco, related processing costs, and crop input sales in Brazil, as well as our net monetary balance sheet exposures in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At June 30, 2020, the fair value of our open hedges was a net liability of about $0.8 million. We had forward and option contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net liability of about $0.3 million at June 30, 2020.

Results of Operations

Amounts described as net income (loss) and earnings (loss) per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries. Adjusted operating income (loss), adjusted net income (loss) attributable to Universal Corporation, adjusted diluted earnings (loss) per share, and the total for segment operating income (loss) referred to in this discussion are non-GAAP financial measures. These measures are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for operating income (loss), net income (loss) attributable to Universal Corporation, diluted earnings (loss) per share, cash from operating activities or any other operating or financial performance measure calculated in accordance with GAAP, and may not be comparable to similarly-titled measures reported by other companies. A reconciliation of adjusted operating income (loss) to consolidated operating (income), adjusted net income (loss) attributable to Universal Corporation to consolidated net income (loss) attributable to Universal Corporation and adjusted diluted earnings (loss) per share to diluted earnings (loss) per share are provided in Other Items below. In addition, we have provided a reconciliation of the total for segment operating income (loss) to consolidated operating income (loss) in Note 14. "Operating Segments" to the consolidated financial statements in Item 8. Management evaluates the consolidated Company and segment performance excluding certain significant charges or credits. We believe these non-GAAP financial measures, which exclude items that we believe are not indicative of our core operating results, provide investors with important information that is useful in understanding our business results and trends.

Net income for the first quarter of fiscal year 2021, which ended on June 30, 2020, was $7.3 million, or $0.29 per diluted share. Those results were up $5.2 million compared with net income of $2.1 million, or $0.08 per diluted share, for the first quarter of fiscal year 2020. Excluding certain non-recurring items, detailed in Other Items below, net income and diluted earnings per share declined by $4.3 million and $0.17, respectively, for the quarter ended June 30, 2020, compared to the quarter ended June 30, 2019. Operating income of $8.5 million for the quarter ended June 30, 2020, increased by $1.0 million, compared to operating income of $7.5 million for the quarter ended June 30, 2019. Segment operating income was $4.3 million for the first quarter of fiscal year 2021, down $3.2 million compared to the same period last fiscal year, mainly as a result of earnings declines in the Other Regions and Other Tobacco Operations segments. Revenues of $315.8 million for the quarter ended June 30, 2020, increased by $18.9 million, or 6%, on higher total sales volumes, offset in part by lower sales and leaf prices as well as a less favorable mix.

Flue-cured and Burley Leaf Tobacco Operations

Other Regions

The Other Regions segment operating loss of $4.3 million for the quarter ended June 30, 2020, was $0.5 million greater than the prior year’s first fiscal quarter operating loss of $3.8 million. Although volumes in Brazil increased in the first quarter of fiscal year 2021, a large portion of the sales consisted of previously uncommitted inventories of lower margin carryover crop tobacco. In addition, some volumes in Brazil that were expected to be shipped in the quarter ended June 30, 2020, were delayed on limited vessel availability at the port due to COVID. For the first quarter of fiscal year 2021, lower results in Brazil were partially offset by increases in Asia, largely due to higher volumes in the Philippines, and higher volumes in Africa on carryover crop shipments delayed into the first quarter of fiscal 2021, compared to the same quarter in the prior fiscal year. Selling, general and administrative costs for the segment were slightly lower in the quarter ended June 30, 2020, as unfavorable foreign remeasurement comparisons, mainly in Mozambique, were offset by other declines in expenses including lower travel costs, compared to the same period in the prior fiscal year. Revenues for the Other Regions segment of $204.7 million for the quarter ended June 30, 2020, were up $2.7 million compared to the quarter ended June 30, 2019, on higher volumes offset in part by lower sales and leaf prices and processing revenues.

North America

Operating income for the North America segment for the quarter ended June 30, 2020, of $1.0 million was flat compared to the quarter ended June 30, 2019, as higher carryover volumes from the United States and lower expenses in Mexico due to timing, offset lower processing volumes in Guatemala in part due to delays resulting from COVID restrictions. Selling, general, and administrative costs for the North America segment were flat, compared to the prior year’s first fiscal quarter. Revenues for this segment increased by $12.3 million to $39.9 million for the quarter ended June 30, 2020, compared to the same period in the prior fiscal year, on higher carryover crop volumes at lower sales and leaf prices as well as a more favorable product mix.

Other Tobacco Operations

The Other Tobacco Operations segment operating income of $7.6 million for the first quarter of fiscal year 2021 reflected a decrease of $2.9 million, compared to operating income of $10.5 million for this segment in the same period last year. Results from our dark tobacco operations were lower on reduced volumes in part due to delays from COVID and lower costs in the prior year. In the quarter ended June 30, 2020, results for the oriental joint venture were flat, and operating income for the segment benefited from the acquisition in January 2020 of FruitSmart, our new fruit and vegetable processing business, compared to the same quarter last fiscal year. Selling, general, and administrative costs for the segment were down compared with the prior year's first fiscal quarter mainly due to favorable foreign currency remeasurement comparisons, primarily in Indonesia, offset in part by the addition of costs for the new FruitSmart business. Revenues for this segment increased by $4.0 million to $71.2 million for the quarter ended June 30, 2020, compared to the same period in the prior fiscal year, on the addition of our FruitSmart business partially offset by lower dark tobacco sales.

Other Items

Cost of goods sold in the quarter ended June 30, 2020, of $262.0 million increased by about 10% compared with the same period last year, as a result of higher sales volumes coupled with a less favorable mix. Interest expense for the quarter ended June 30, 2020, increased by $2.8 million to $6.8 million, compared with the same quarter in the prior year, largely on a non-recurring interest expense item associated with an uncertain tax matter at a foreign subsidiary. Selling, general, and administrative costs for the first quarter of fiscal year 2021 decreased by $1.7 million to $49.4 million compared with the same period in the prior year, as benefits from positive net foreign currency remeasurement and exchange variances, primarily in Indonesia, and lower travel costs, were offset in part by selling, general, and administrative costs for the FruitSmart business acquired in in the fourth quarter of fiscal year 2020.

The following tables set forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Three Months Ended June 30,
(in millions)	2020	2019
As Reported: Consolidated operating income	$8,528	$7,514
Fair value adjustment to contingent consideration for FruitSmart acquisition(1)	(4,173)	—
Adjusted operating income	$4,355	$7,514

Adjusted Net Income and Diluted Earnings Per Share
	Three Months Ended June 30,
(in millions and reported net of income taxes)	2020	2019
As Reported: Net income available to Universal Corporation	$7,274	$2,072
Fair value adjustment to contingent consideration for FruitSmart acquisition(1)	(4,173)	—
Interest expense related to an uncertain tax matter at a foreign subsidiary	1,849	—
Income tax benefit from dividend withholding tax liability reversal(2)	(4,421)	—
Income tax settlement for a foreign subsidiary(3)	—	2,766
Adjusted Net income available to Universal Corporation	$529	$4,838

As reported: Diluted earnings per share	$0.29	$0.08
As adjusted: Diluted earnings per share	$0.02	$0.19

(1)
The Company reversed a portion of the contingent consideration liability for the FruitSmart, Inc. acquisition, as a result of forecasted performance metrics that are not expected to meet the required threshold stipulated in the purchase agreement.

(2)	The Company recognized an income tax benefit for final U.S. tax regulations on certain dividends paid by foreign subsidiaries in a prior fiscal year.

(3)	During the 1st quarter of fiscal year 2020, the Company recognized an income tax settlement charge related to operations at a foreign subsidiary.

For the three months ended June 30, 2020, the Company reported a net tax benefit on pretax earnings of $5.0 million, mainly due to a $4.4 million benefit for final tax regulations issued in the quarter regarding the treatment of dividends paid by foreign subsidiaries. Without this benefit, income taxes for the quarter ended June 30, 2020, would have been a benefit of approximately $0.6 million. For the three months ended June 30, 2019, the Company’s income tax expense of $4.3 million included a $2.8 million net tax accrual for a tax settlement at a foreign subsidiary. Without the tax settlement charge, income taxes for the quarter ended June 30, 2019, would have been approximately $1.5 million, or a consolidated effective tax rate of approximately 29%.

General Overview

Our fiscal year 2021 is off to a slow but respectable start as nearly all of our origins continue to make good progress moving through their various tobacco growing and processing activities. The first fiscal quarter is generally the weakest of our fiscal year given seasonal timing. This fiscal year, as a result of COVID, we are also experiencing later openings of the tobacco buying seasons and slower processing due to social distancing and other local government safety requirements. We have also had some slower receipts of customer shipping instructions and orders. However, to date we have not seen a material impact to our supply chain or seasonal planting or harvesting requirements.

Despite COVID related slowdowns, tobacco volumes in the first quarter of fiscal year 2021 exceeded those of the first quarter of fiscal year 2020. Volumes shipped out of Brazil in the quarter ended June 30, 2020, included inventory that had been uncommitted at March 31, 2020, reducing our overall uncommitted inventory levels. As of June 30, 2020, our uncommitted inventory levels had declined significantly from fiscal year end 2020 levels, and at 20.5%, are now just outside our target range. A large portion of the shipped Brazilian volume, however, was lower margin carryover crop which impacted results for the quarter. Results for the quarter ended June 30, 2020, were also impacted by several non-recurring items, including an adjustment to a contingent consideration for the acquisition of FruitSmart, interest expense associated with a disputed foreign tax matter, and an income tax benefit from issuance of final tax regulations for dividends paid by foreign subsidiaries.

We have seen some reductions in projected global crop sizes for both burley and flue-cured tobaccos for crop year 2020. We believe that these reflect a positive adjustment to market conditions and that burley tobacco remains in a balanced supply position and that flue-cured tobacco is now in a slight oversupply position. We are also continuing to see very strong demand for natural wrapper tobaccos.

We are prudently monitoring COVID developments around the world, and are projecting that our sales volumes for fiscal year 2021 will be weighted to the back half of the fiscal year in part due to COVID related processing slowdowns and later customer mandated shipment timing. We also have experienced some increased volatility in foreign currency rates, which we believe is related to the uncertainties from COVID.

We are very proud of the success we continue to achieve while operating safely in more than 30 countries around the world during a time of unprecedented and disparate challenges. We believe our commitment to strong local management in our key operating areas has enabled us to react quickly and effectively to these new conditions. Our business is also built on relationships. Having these strong relationships with our customers and suppliers has allowed us to make the new remote interactions work well. We are very pleased and thankful for the hard work of our employees and the continued support of our customers, growers, and other partners during these challenging times.

As we move forward in fiscal year 2021, we are focused on keeping our employees safe and running our business efficiently while positioning both our tobacco and non-tobacco businesses for future success. As part of our capital allocation strategy, we have made and will continue to explore disciplined investments in both tobacco opportunities and non-tobacco businesses that we believe will be able to deliver shareholder value.

COVID-19 Pandemic Impact
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Foreign governmental organizations and governmental organizations in the United States have taken various actions to combat the spread of COVID, including imposing stay-at-home orders and closing “non-essential” businesses and their operations. We continue to closely monitor developments related to the ongoing COVID pandemic and have taken and continue to take steps intended to mitigate the potential risks to us. It is paramount that our employees who operate our businesses are safe and informed. We have assessed and regularly update our existing business continuity plans for our business in the context of this pandemic. For example, we have taken precautions with regard to employee and facility hygiene, imposed travel limitations on our employees, directed certain employee groups to work remotely whenever possible, and we continue to assess protocols designed to protect our employees, customers and the public.
We continue to work with our suppliers to mitigate the impacts to our supply chain due to the ongoing pandemic. To date, we have not experienced a material impact to our supply chain. Since March 2020, we have at times experienced increased volatility in foreign currency exchange rates, which we believe is in part related to the continued uncertainties from COVID, as well as actions taken by governments and central banks in response to COVID. We expect continued volatility in foreign currency exchange rates during fiscal year 2021, though we cannot reasonably estimate the duration or extent of that volatility.

We continue to monitor the impacts of COVID, which include slower processing of our products due to controlled staffing in our facilities that could lead to later timing of shipments to our customers. We currently have sufficient liquidity to meet our current obligations and business operations remain fundamentally unchanged other than shipping delays, which could impact quarterly comparisons. This is, however, a rapidly evolving situation, and we cannot predict the extent or duration of the ongoing COVID pandemic, the effects of it on the global, national or local economy, including the impacts on our ability to access capital, or its effects on our business, financial position, results of operations, and cash flows. We continue to monitor developments affecting our employees, customers and operations and will take additional steps to address the spread of COVID and its impacts, as necessary.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans which were converted to fixed-rate borrowings with interest rate swaps in February 2019, debt carried at variable interest rates was approximately $93 million at June 30, 2020. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $0.9 million, that amount would be at least partially mitigated by changes in charges to customers.

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
We have excluded FruitSmart, Inc. (FruitSmart), our wholly-owned subsidiary which is included in our Consolidated Financial Statements, from our assessment of internal control over financial reporting as of June 30, 2020. FruitSmart represented 5% of consolidated total assets as of June 30, 2020 and 5% of consolidated sales and other operating revenues, respectively, for the three months then ended. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2020 (the "2020 Annual Report on Form 10-K"). In evaluating our risks, readers should carefully consider the risk factors discussed in our 2020 Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended June 30, 2020:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1-30, 2020	—	$—	—	$56,129,802
May 1-31, 2020	—	—	—	56,129,802
June 1-30, 2020	—	—	—	56,129,802
Total	—	$—	—	$56,129,802

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

Date:	August 5, 2020	UNIVERSAL CORPORATION
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