Form 10-Q
period 2020-09-30
UNIVERSAL CORP /VA/
filed 2020-11-05
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________TO_______________

Commission File Number: 001-00652

UNIVERSAL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia			54-0414210
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

9201 Forest Hill Avenue,	Richmond,	Virginia	23235
(Address of principal executive offices)			(Zip Code)

804-359-9311
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of Exchange on which registered
Common Stock, no par value	UVV	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2020, the total number of shares of common stock outstanding was 24,514,867.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$377,025	$475,921	$692,836	$772,836
Costs and expenses
Cost of goods sold	308,267	379,892	570,313	618,157
Selling, general and administrative expenses	52,407	52,830	101,817	103,966
Other income	—	—	(4,173)	—
Operating income	16,351	43,199	24,879	50,713
Equity in pretax earnings (loss) of unconsolidated affiliates	590	2,310	583	2,350
Other non-operating income (expense)	(20)	633	(38)	1,260
Interest income	101	240	260	1,248
Interest expense	5,595	5,136	12,405	9,164
Income before income taxes and other items	11,427	41,246	13,279	46,407
Income taxes	3,178	11,499	(1,870)	15,765
Net income	8,249	29,747	15,149	30,642
Less: net loss (income) attributable to noncontrolling interests in subsidiaries	(747)	(1,670)	(373)	(493)
Net income attributable to Universal Corporation	$7,502	$28,077	$14,776	$30,149

Earnings per share:
Basic	$0.30	$1.12	$0.60	$1.20
Diluted	$0.30	$1.11	$0.60	$1.19

Weighted average common shares outstanding:
Basic	24,658,895	25,086,580	24,630,886	25,122,283
Diluted	24,770,421	25,197,325	24,737,134	25,240,600

Total comprehensive income, net of income taxes	$22,060	$14,908	$29,269	$11,456
Less: comprehensive income attributable to noncontrolling interests	(982)	(1,546)	(452)	(492)
Comprehensive income (loss) attributable to Universal Corporation	$21,078	$13,362	$28,817	$10,964

Dividends declared per common share	$0.77	$0.76	$1.54	$1.52

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2020	2019	2020
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$57,084	$53,173	$107,430
Accounts receivable, net	329,332	337,825	340,711
Advances to suppliers, net	65,643	75,828	133,778
Accounts receivable—unconsolidated affiliates	47,807	82,812	11,483
Inventories—at lower of cost or net realizable value:
Tobacco	888,213	918,592	707,298
Other	116,299	97,536	99,275
Prepaid income taxes	20,712	13,454	12,144
Other current assets	69,564	70,338	67,498
Total current assets	1,594,654	1,649,558	1,479,617

Property, plant and equipment
Land	21,515	22,696	21,376
Buildings	259,875	261,599	256,488
Machinery and equipment	657,435	609,320	634,395
	938,825	893,615	912,259
Less accumulated depreciation	(617,553)	(598,184)	(597,106)
	321,272	295,431	315,153
Other assets
Operating lease right-of-use assets	35,665	34,838	39,256
Goodwill and other intangibles, net	143,219	97,998	144,687
Investments in unconsolidated affiliates	82,628	79,072	77,543
Deferred income taxes	22,615	16,250	20,954
Other noncurrent assets	42,239	45,085	43,711
	326,366	273,243	326,151

Total assets	$2,242,292	$2,218,232	$2,120,921

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2020	2019	2020
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$235,413	$155,352	$78,033
Accounts payable and accrued expenses	133,034	158,731	140,202
Accounts payable—unconsolidated affiliates	117	56	55
Customer advances and deposits	8,049	6,513	10,242
Accrued compensation	19,499	22,046	23,710
Income taxes payable	2,947	1,155	5,334
Current portion of operating lease liabilities	9,105	8,591	9,823
Current portion of long-term debt	—	—	—
Total current liabilities	408,164	352,444	267,399

Long-term debt	368,894	368,633	368,764
Pensions and other postretirement benefits	64,947	54,113	70,680
Long-term operating lease liabilities	22,813	23,331	25,893
Other long-term liabilities	72,657	56,146	69,427
Deferred income taxes	25,941	24,982	29,474
Total liabilities	963,416	879,649	831,637

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,514,867 shares issued and outstanding at September 30, 2020 (24,841,863 at September 30, 2019 and 24,421,835 at March 31, 2020)	323,761	324,927	321,502
Retained earnings	1,053,295	1,088,608	1,076,760
Accumulated other comprehensive loss	(137,556)	(114,876)	(151,597)
Total Universal Corporation shareholders' equity	1,239,500	1,298,659	1,246,665
Noncontrolling interests in subsidiaries	39,376	39,924	42,619
Total shareholders' equity	1,278,876	1,338,583	1,289,284

Total liabilities and shareholders' equity	$2,242,292	$2,218,232	$2,120,921

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Six Months Ended September 30,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,149	$30,642
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	20,381	18,231
Net provision for losses (recoveries) on advances and guaranteed loans to suppliers	348	(1,885)
Foreign currency remeasurement (gain) loss, net	(5,105)	1,767
Foreign currency exchange contracts	(8,169)	(773)
Restructuring payments	(2,937)	(298)
Change in estimated fair value of contingent consideration for FruitSmart acquisition	(4,173)	—
Other, net	3,049	472
Changes in operating assets and liabilities, net	(168,502)	(327,975)
Net cash provided (used) by operating activities	(149,959)	(279,819)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(22,751)	(13,308)
Proceeds from sale of property, plant and equipment	1,780	1,254
Net cash used by investing activities	(20,971)	(12,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	162,646	104,003
Dividends paid to noncontrolling interests	(3,695)	(3,359)
Repurchase of common stock	—	(12,338)
Dividends paid on common stock	(37,424)	(37,721)
Other	(1,949)	(2,883)
Net cash provided (used) by financing activities	119,578	47,702

Effect of exchange rate changes on cash	1,006	(212)
Net decrease in cash and cash equivalents	(50,346)	(244,383)
Cash and cash equivalents at beginning of year	107,430	297,556

Cash and cash equivalents at end of period	$57,084	$53,173

See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is an agri-products supplier and the leading global leaf tobacco supplier. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

    The extent to which the ongoing COVID-19 pandemic will impact the Company's financial condition, results of operations and demand for our products and services will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing geographic spread of COVID-19, the severity of the pandemic, the duration of the COVID-19 outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the COVID-19 pandemic and the impact on the U.S. and the global economies, markets and supply chains. At September 30, 2020, it is not possible to predict the overall impact of the ongoing COVID-19 pandemic on the Company's business, financial condition, results of operations and demand for our products and services.

NOTE 2.   ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements

    In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”).  ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 effective April 1, 2020. The Company determined that the update applied to trade receivables, but that there was no material impact to the consolidated financial statements from the adoption of ASU 2016-13.

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

NOTE 3.   BUSINESS COMBINATION
On January 1, 2020 the Company acquired 100% of the capital stock of FruitSmart, Inc. (“FruitSmart”), an independent specialty fruit and vegetable ingredient processor serving global markets, for approximately $80 million in cash, up to $25 million of contingent consideration payments, and $3.8 million of working capital on-hand at the date of acquisition. The contingent consideration is based on FruitSmart’s achievement of certain adjusted gross profit metrics in calendar years 2020 and 2021. The fair value of the contingent consideration, approximately $6.7 million, was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. At June 30, 2020 the forecasted calendar year 2020 adjusted gross profit for FruitSmart was not expected to achieve the adjusted gross profit threshold required for a contingent consideration payment. Therefore, in the quarter ended June 30, 2020 the Company recorded $4.2 million in other operating income for the reversal of a portion of the contingent consideration liability. As of September 30, 2020, $2.5 million of contingent consideration liability related to the FruitSmart acquisition is included in other long-term liabilities on the consolidated balance sheet.
The following final allocation of the purchase price was based on third-party valuations and assumptions. The following table summarizes the final purchase price allocation of the assets acquired and liabilities assumed on January 1, 2020.

(in thousands of dollars)
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

Disaggregation of Revenue from Contracts with Customers

The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2020	2019	2020	2019

Tobacco sales	$334,545	$449,431	$609,687	$717,488
Tobacco processing revenue	12,474	16,701	28,774	35,135
Other sales and revenue from contracts with customers	29,329	8,381	53,287	17,791
Total revenue from contracts with customers	376,348	474,513	691,748	770,414
Other operating sales and revenues	677	1,408	1,088	2,422
Consolidated sales and other operating revenues	$377,025	$475,921	$692,836	$772,836

    Other operating sales and revenues consists principally of interest on advances to suppliers and dividend income from unconsolidated affiliates.

NOTE 5.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

The majority of crop financing utilized for fiscal year 2021 in Brazil did not require guaranteed bank loans to tobacco growers, resulting in the elimination of guarantees at September 30, 2020. For the majority of crop financing prior to fiscal year 2021, the Company relied heavily on guaranteed bank loans to tobacco growers in Brazil for crop financing. Bank guarantees for the Company's operating subsidiary in Brazil normally expire within one year. The subsidiary withheld payments due to the farmers on delivery of tobacco and forwarded those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover its obligations to the third-party banks would result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make was the face amount (which includes unpaid accrued interest), which was zero at September 30, 2020, $5 million at September 30, 2019, and $3 million at March 31, 2020. The fair value of the guarantees was zero liability at September 30, 2020, $0.1 million at September 30, 2019, and $0.1 million at March 31, 2020. In addition to these guarantees, the Company had other contingent liabilities totaling approximately $1 million at September 30, 2020, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $8 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $10 million. Those amounts are based on the exchange rate for the Brazilian currency at September 30, 2020. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of September 30, 2020, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $8 million (at the September 30, 2020 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $8 million remaining assessment with interest, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at September 30, 2020.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods, reflecting a substantial reduction from the original assessment. In fiscal year 2020, the Parana tax authorities acknowledged the statute of limitations related to claims prior to December 2010 had expired and reduced the assessment to $3 million (at the September 30, 2020 exchange rate). Notwithstanding the reduced assessment, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $3 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at September 30, 2020.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $81 million at September 30, 2020, $94 million at September 30, 2019, and $153 million at March 31, 2020. The related valuation allowances totaled $14 million at September 30, 2020, $16 million at September 30, 2019, and $16 million at March 31, 2020, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions of approximately $0.3 million and reduced by net recoveries of approximately $1.9 million in the six-month periods ended September 30, 2020 and 2019, respectively. These net provisions and recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At September 30, 2020, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $51 million ($56 million at September 30, 2019, and $52 million at March 31, 2020), and the related valuation allowances totaled approximately $18 million ($20 million at September 30, 2019, and $19 million at March 31, 2020). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

Stock Repurchase Plan

A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 7, 2017 and further extended on May 29, 2019. This stock repurchase plan authorized the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions, subject to market conditions and other factors. The program had $56.1 million of remaining capacity for repurchases of common and/or preferred stock at September 30, 2020. This stock repurchase program was replaced in November 2020 when our Board of Directors approved a new authorization for the purchase of up to $100 million in common and/or preferred stock through November 15, 2022, or when authorized funds for the program have been exhausted.

NOTE 6.   EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except share and per share data)	2020	2019	2020	2019

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$7,502	$28,077	$14,776	$30,149

Denominator for basic earnings per share
Weighted average shares outstanding	24,658,895	25,086,580	24,630,886	25,122,283

Basic earnings per share	$0.30	$1.12	$0.60	$1.20

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$7,502	$28,077	$14,776	$30,149

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,658,895	25,086,580	24,630,886	25,122,283
Effect of dilutive securities
Employee and outside director share-based awards	111,526	110,745	106,248	118,317
Denominator for diluted earnings per share	24,770,421	25,197,325	24,737,134	25,240,600

Diluted earnings per share	$0.30	$1.11	$0.60	$1.19
NOTE 7.   INCOME TAXES

    The Company operates in the United States and many foreign countries and is subject to the tax laws of many jurisdictions. Changes in tax laws or the interpretation of tax laws can affect the Company’s earnings, as can the resolution of pending and contested tax issues. The Company's consolidated effective income tax rate is affected by a number of factors, including the mix and timing of domestic and foreign earnings, discrete items, and the effect of exchange rate changes on taxes.

    The consolidated effective income tax rate for the quarter and six months ended September 30, 2020 were 28% and a benefit of 14%, respectively. The Company's consolidated effective income tax rate for the six months ended September 30, 2020 was affected by a $4.4 million net tax benefit for final U.S. tax regulations issued for hybrid dividends paid by foreign subsidiaries.  Without this discrete item for the final U.S. tax regulations, the consolidated effective income tax rate for the six months ended September 30, 2020 would have been approximately 19%. Additionally, for the six months ended September 30, 2020 the Company recognized $1.8 million as a component of interest expense related to on-going settlement discussions for an uncertain tax position at foreign subsidiary.

    The consolidated effective income tax rate for the quarter and six months ended September 30, 2019 were approximately 28% and 34%, respectively. Income taxes for the six months ended September 30, 2019 were affected by a $2.8 million net tax provision related to a tax settlement at a foreign subsidiary.  Without this discrete item, the consolidated effective income tax rate for the three months ended September 30, 2019 would have been approximately 28%.

NOTE 8.   GOODWILL AND OTHER INTANGIBLES
The Company's changes in goodwill at September 30, 2020 and 2019 consisted of the following:

(in thousands of dollars)	Six Months Ended September 30,
	2020	2019
Balance at beginning of fiscal year	$126,826	$97,907
Foreign currency translation adjustment	84	23
Balance at end of period	$126,910	$97,930

The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at September 30, 2020 and 2019:

(in thousands, except useful life)		September 30,
		2020			2019
	Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships(1)	13	$9,500	$(548)	$8,952	$—	$—	$—
Trade names(1)	5	3,300	(495)	2,805	—	—	—
Developed technology(1)	3	4,800	(1,200)	3,600	—	—	—
Noncompetition agreements(1)	5	1,000	(150)	850	—	—	—
Other	5	762	(660)	102	737	(669)	68
Total intangible assets		$19,362	$(3,053)	$16,309	$737	$(669)	$68
(1) On January 1, 2020 the Company acquired 100% of the capital stock of FruitSmart for approximately $80.0 million in cash and up to $25.0 million of contingent consideration payments. The FruitSmart acquisition resulted in $28.9 million of goodwill and $18.6 million intangibles. See Note 3 for additional information.
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life as noted above.

The Company's amortization expense for intangible assets for the three and six months ended September 30, 2020 and 2019:

(in thousands of dollars)	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Amortization Expense	$809	$9	$1,617	$17
Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated income statements of income. The amortization expense for the other intangible assets is recorded in selling, general, and administrative expenses in the consolidated income statements of income.

As of September 30, 2020, the expected future amortization expense for intangible assets is as follows:

Fiscal Year (in thousands of dollars)
2021 (excluding the six months ended September 30, 2020)	$1,616
2022	3,233
2023	2,830
2024	1,591
2025 and thereafter	7,039
Total expected future amortization expense	$16,309

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

    The following table sets forth the right-of-use assets and lease liabilities for operating leases included in the Company’s consolidated balance sheet:

(in thousands of dollars)	September 30, 2020	September 30, 2019	March 31, 2020

Assets
Operating lease right-of-use assets	$35,665	$34,838	$39,256

Liabilities
Current portion of operating lease liabilities	$9,105	$8,591	$9,823
Long-term operating lease liabilities	22,813	23,331	25,893
Total operating lease liabilities	$31,918	$31,922	$35,716
    The following table sets forth the location and amount of operating lease costs included in the Company's consolidated statement of income:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2020	2019	2020	2019

Income Statement Location
Cost of goods sold	$3,219	$2,591	$6,130	$5,209
Selling, general, and administrative expenses	2,466	2,064	4,656	4,050
Total operating lease costs(1)	$5,685	$4,655	$10,786	$9,259
(1)Includes variable operating lease costs.

The following table reconciles the undiscounted cash flows to the operating lease liabilities in the Company’s consolidated balance sheet:

(in thousands of dollars)	September 30, 2020
Maturity of Operating Lease Liabilities
2021(excluding the six months ended September 30, 2020)	$5,773
2022	7,906
2023	6,450
2024	4,978
2025	4,098
2026 and thereafter	7,032
Total undiscounted cash flows for operating leases	$36,237
Less: Imputed interest	(4,319)
Total operating lease liabilities	$31,918

As of September 30, 2020, the Company had no leases that have not yet commenced.

The following table sets forth supplemental information related to operating leases:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except lease term and incremental borrowing rate)	2020	2019	2020	2019

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$3,159	$4,213	$6,187	$7,259
Right-of-use assets obtained in exchange for new operating leases	567	3,633	1,590	4,101

Weighted Average Remaining Lease Term (years)			5.55	6.15

Weighted Average Collateralized Incremental Borrowing Rate			4.02%	4.75%
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

Cash Flow Hedging Strategy for Interest Rate Risk

In February 2019, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2018. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At September 30, 2020, the total notional amount of the interest rate swaps was $370 million, which corresponded with the aggregate outstanding balance of the term loans.
Previously, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges for two outstanding non-amortizing bank loans that were repaid concurrent with closing on the new bank credit facility. Those swap agreements were subsequently terminated in February 2019 concurrent with the inception of the new swap agreements. The fair value of the previous swap agreements, approximately $5.4 million, was received from the counterparties upon termination and is being amortized from accumulated other comprehensive loss into earnings as a reduction of interest expense through the original maturity dates of those agreements. As of September 30, 2020, $1.8 million remained in accumulated other comprehensive loss to be amortized through December 31, 2021.

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

The aggregate U.S. dollar notional amount of forward and option contracts entered into for these purposes during the six-month periods in fiscal years 2021 and 2020 was as follows:

	Six Months Ended September 30,
(in millions of dollars)	2020	2019

Tobacco purchases	$39.5	$72.0
Processing costs	10.5	26.3
Crop input sales	23.5	21.7
Total	$73.5	$120.0

    The decreased U.S. dollar notional amounts for tobacco purchases and processing costs hedged during the six months ended September 30, 2020 compared to the six months ended September 30, 2019, primarily reflect a difference in timing of the purchase and processing hedges entered into for the 2021 and 2020 crop years in Brazil. The 2020 crop year tobacco purchases hedges were largely entered into during the first quarter of fiscal year 2020. A portion of the 2021 crop year hedges were entered into during the first and second quarters of fiscal year 2021, with more contracts expected to be entered into later in fiscal year 2021. All derivative contracts related to tobacco purchases were designated and qualify as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, changes in fair values of the forward contracts have been recognized in comprehensive loss as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. For substantially all hedge gains and losses related to 2020 crop purchases recorded in accumulated other comprehensive loss at September 30, 2020, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2021. For substantially all hedge gains and losses related to the 2021 crop purchases recorded in accumulated other comprehensive loss at September 30, 2020, the Company expects to complete the sale of tobacco and recognize the amounts in earnings during fiscal year 2022.

    Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

    In fiscal year 2020, option contracts entered for the sale of crop inputs were not designated for hedge accounting. The gains and losses for the fiscal year 2020 option contracts entered for the sale of crop inputs were recognized in earnings on a mark-to-market basis. In fiscal year 2021, option contracts entered for the sale of crop inputs were designated and qualify as hedges of future cash flows, therefore the changes in fair value of the fiscal year 2021 option contracts have been recognized in accumulated other comprehensive loss and will be recognized in earnings upon the sale of the related tobacco to third-party customers. Premium payments for option contracts entered into for the sale of crop inputs in fiscal year 2021 and 2020 were expensed into earnings as incurred. For substantially all hedge gains and losses related to the 2021 crop inputs sales recorded in accumulated other comprehensive loss at September 30, 2020, the Company expects to complete the sale of related tobacco to third-party customers and recognize the amounts in earnings during fiscal year 2022.

    Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries

Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil.  The total notional amounts of contracts outstanding at September 30, 2020 and 2019, and March 31, 2020, were approximately $19.8 million, $36.0 million, and $8.9 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

Effect of Derivative Financial Instruments on the Consolidated Statements of Income

The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2020	2019	2020	2019

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(276)	$(5,443)	$(3,973)	$(15,255)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(2,189)	$(220)	$(4,027)	$(225)
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$354	$779	$708	$1,558
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(337)	$(1,993)	$(1,784)	$39
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(6,479)	$276	$(7,213)	$265
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil and Africa

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(272)	$(2)	$(416)	$49
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil and Africa and the crop input sales in Brazil, a net hedge loss of approximately $9.0 million remained in accumulated other comprehensive loss at September 30, 2020. That balance reflects gains and losses on contracts related to the 2020 and 2021

Brazil crops, the 2020 and 2021 Africa crops, and the 2021 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through September 30, 2020. The balance in accumulated other comprehensive loss associated with the 2020 Brazil and Africa crops are expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2021 as those tobaccos are sold to customers. The balance in accumulated other comprehensive loss related to the 2021 Brazil and Africa crops are expected to be recognized in earnings in fiscal year 2022 as those tobaccos are sold to customers. The balance in accumulated other comprehensive loss associated with the 2021 Brazil crop input sales is expected to be recognized in earnings in fiscal year 2022 as those tobaccos are sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets

    The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at September 30, 2020 and 2019, and March 31, 2020:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		September 30, 2020	September 30, 2019	March 31, 2020		September 30, 2020	September 30, 2019	March 31, 2020

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$—	$—	Other long-term liabilities	$37,109	$21,381	$37,163

Foreign currency exchange contracts	Other current assets	1	—	—	Accounts payable and accrued expenses	982	762	11,467
Total		$1	$—	$—		$38,091	$22,143	$48,630

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$290	$45	$314	Accounts payable and accrued expenses	$418	$532	$4,375
Total		$290	$45	$314		$418	$532	$4,375

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

Recurring Fair Value Measurements

At September 30, 2020 and 2019, and at March 31, 2020, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	September 30, 2020
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,991	$—	$—	$—	$1,991
Trading securities associated with deferred compensation plans	—	14,495	—	—	14,495
Foreign currency exchange contracts	—	—	291	—	291
Total financial assets measured and reported at fair value	$1,991	$14,495	$291	$—	$16,777

Liabilities
Acquisition-related contingent consideration obligations - long term	$—	$—	$—	$2,532	$2,532
Interest rate swap agreements	—	—	37,109	—	37,109
Foreign currency exchange contracts	—	—	1,400	—	1,400
Total financial liabilities measured and reported at fair value	$—	$—	$38,509	$2,532	$41,041

	September 30, 2019
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$2,032	$—	$—	$—	$2,032
Trading securities associated with deferred compensation plans	—	16,100	—	—	16,100
Foreign currency exchange contracts	—	—	45	—	45
Total financial assets measured and reported at fair value	$2,032	$16,100	$45	$—	$18,177

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$137	$137
Interest rate swap agreements	—	—	21,381	—	21,381
Foreign currency exchange contracts	—	—	1,293	—	1,293
Total financial liabilities measured and reported at fair value	$—	$—	$22,674	$137	$22,811

	March 31, 2020
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$4,011	$—	$—	$—	$4,011
Trading securities associated with deferred compensation plans	—	12,635	—	—	12,635
Foreign currency exchange contracts	—	—	314	—	314
Total financial assets measured and reported at fair value	$4,011	$12,635	$314	$—	$16,960

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$103	$103
Acquisition-related contingent consideration obligations - short-term	—	—	—	4,173	4,173
Acquisition-related contingent consideration obligations - long-term	—	—	—	2,532	2,532
Interest rate swap agreements	—	—	37,163	—	37,163
Foreign currency exchange contracts	—	—	15,842	—	15,842
Total financial liabilities measured and reported at fair value	$—	$—	$53,005	$6,808	$59,813

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

Acquisition-related contingent consideration obligations
The Company estimates the fair value of acquisition-related contingent consideration obligations by applying an income approach model that utilizes probability-weighted discounted cash flows. The Company acquired FruitSmart, Inc. in fiscal year 2020 and recognized a contingent consideration liability of $6.7 million on the date of acquisition. Each period the Company evaluates the fair value of the acquisition-related contingent consideration obligations. In the quarter ended June 30, 2020, the evaluation resulted in the reduction of $4.2 million of contingent consideration of the original $6.7 million liability recorded. Significant judgment is applied to this model and therefore the acquisition-related contingent consideration obligation is classified within Level 3 of the fair value hierarchy.
A reconciliation of the change in the balance of the acquisition-related contingent consideration obligation (Level 3) for the six months ended September 30, 2020 and 2019 is provided below.

(in thousands of dollars)	Six Months Ended September 30,
	2020	2019
Balance beginning of year	$6,705	$—
Change in fair value of contingent consideration liability	(4,173)	—
Balance at end of period	$2,532	$—
Guarantees of bank loans to tobacco growers
The majority of crop financing utilized for fiscal year 2021 in Brazil did not require guaranteed bank loans to tobacco growers, resulting in the elimination of guarantees at September 30, 2020. For the majority of crop financing prior to fiscal year 2021, the Company relied heavily on guaranteed bank loans to tobacco growers in Brazil for crop financing. In the event that the farmers defaulted on their payments to the banks, the Company would be required to perform under the guarantees. The Company regularly evaluated the likelihood of farmer defaults based on an expected loss analysis and records the fair value of its guarantees as an obligation in its consolidated financial statements. The fair value of the guarantees was determined using the expected loss data for all loans outstanding at each measurement date. The present value of the cash flows associated with the estimated losses is then calculated at a risk-adjusted interest rate that is aligned with the expected duration of the liability and includes an adjustment for nonperformance risk. This approach is sometimes referred to as the “contingent claims valuation method.” Although historical loss data is an observable input, significant judgment was required in applying this information to the portfolio of guaranteed loans outstanding at each measurement date and in selecting a risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rate may result in a significantly higher or lower fair value measurement. The guarantees of bank loans to tobacco growers were therefore classified within Level 3 of the fair value hierarchy.

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the six months ended September 30, 2020 and 2019 is provided below.

(in thousands of dollars)	Six Months Ended September 30,
	2020	2019
Balance at beginning of year	$103	$803
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from the portfolio)	(96)	(651)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	—	(5)
Change in discount rate and estimated collection period	(2)	(7)
Currency remeasurement	(5)	(3)
Balance at end of year	$—	$137

Long-term Debt

The fair value of the Company’s long-term debt, including the current portion, was approximately $370 million at each of the balance sheet dates September 30, 2020, September 30, 2019, and March 31, 2020. The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities.

Nonrecurring Fair Value Measurements

    Assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to long-lived assets, right-of-use operating lease assets and liabilities, goodwill and intangibles, and other current and noncurrent assets. These assets and liabilities fair values are evaluated for impairment when potential indicators of impairment exist. Accordingly, the nonrecurring measurement of the fair value of theses assets and liabilities are classified within Level 3 of the fair value hierarchy.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands of dollars)	2020	2019	2020	2019

Service cost	$1,547	$1,477	$49	$53
Interest cost	2,459	2,710	286	331
Expected return on plan assets	(3,679)	(4,190)	(24)	(29)
Net amortization and deferral	1,120	698	(142)	(153)
Net periodic benefit cost	$1,447	$695	$169	$202

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2020	2019	2020	2019

Service cost	$3,088	$3,066	$97	$106
Interest cost	4,913	5,447	573	664
Expected return on plan assets	(7,356)	(8,406)	(48)	(56)
Net amortization and deferral	2,241	1,396	(285)	(305)
Net periodic benefit cost	$2,886	$1,503	$337	$409

During the six months ended September 30, 2020, the Company made contributions of approximately $6.3 million to its pension plans. Additional contributions of $0.8 million are expected during the remaining six months of fiscal year 2021.

NOTE 13.   STOCK-BASED COMPENSATION

Universal’s shareholders have approved Executive Stock Plans (“Plans”) under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share awards (“PSAs”), stock appreciation rights, incentive stock options, and non-qualified stock options. The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly-scheduled meeting of the Compensation Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year. The Compensation Committee administers the Company’s Plans consistently, following previously defined guidelines. In recent years, the Compensation Committee has awarded only grants of RSUs and PSAs. Awards of restricted stock, RSUs, and PSAs are currently outstanding under the Plans. The RSUs vest five years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSAs vest at the end of a performance period of three years that begins with the year of the grant, are paid out in shares of common stock shortly after the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSA grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. The Company’s outside directors automatically receive RSUs following each annual meeting of shareholders and previously received restricted stock. RSUs awarded to outside directors vest in one year for the 2020 Stock Incentive Plan or three years for any prior Incentive Plans after the grant date, and restricted shares vest upon the individual’s retirement from service as a director.

During the six-month periods ended September 30, 2020 and 2019, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Six Months Ended September 30,
(in thousands, except share fair value)	2020	2019

RSUs:
Number granted	80,650	67,040
Grant date fair value	$43.42	$57.54

PSAs:
Number granted	63,050	46,300
Grant date fair value	$34.33	$50.16

    Fair value expense for restricted stock units is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For each of the six-month periods ended September 30, 2020 and 2019, the Company recorded total stock-based compensation expense of approximately $3.7 million. The Company expects to recognize stock-based compensation expense of approximately $2.2 million during the remaining six months of fiscal year 2021.

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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2020	2019	2020	2019

SALES AND OTHER OPERATING REVENUES
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$44,858	$57,612	$84,774	$85,271
Other Regions (1)	250,300	355,757	455,033	557,822
Subtotal	295,158	413,369	539,807	643,093
Other Tobacco Operations (2)	81,867	62,552	153,029	129,743
Consolidated sales and other operating revenue	$377,025	$475,921	$692,836	$772,836

OPERATING INCOME
Flue-Cured and Burley Leaf Tobacco Operations:
North America	$685	$5,472	$1,727	$6,362
Other Regions (1)	12,236	32,525	7,950	28,710
Subtotal	12,921	37,997	9,677	35,072
Other Tobacco Operations (2)	4,020	7,512	11,612	17,991
Segment operating income	16,941	45,509	21,289	53,063
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (3)	(590)	(2,310)	(583)	(2,350)
Add: Other income (loss)(4)	—	—	4,173	—
Consolidated operating income	$16,351	$43,199	$24,879	$50,713

(1)Includes South America, Africa, Europe, and Asia regions, as well as inter-region eliminations.
(2)Includes Dark Air-Cured, Special Services (including FruitSmart, Inc.), and Oriental, as well as inter-company eliminations. Sales and other operating revenues for this reportable segment include limited amounts for Oriental because the business is accounted for on the equity method and its financial results consist principally of equity in the pretax earnings (loss) of unconsolidated affiliates.
(3)Equity in pretax earnings (loss) of unconsolidated affiliates is included in segment operating income (Other Tobacco Operations segment), but is reported below consolidated operating income and excluded from that total in the consolidated statements of income and comprehensive income.
(4)Other income represents the reversal of a portion of the contingent consideration liability associated with the acquisition of FruitSmart, Inc.

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the six months ended September 30, 2020 and 2019:

	Six Months Ended September 30,
(in thousands of dollars)	2020	2019
Foreign currency translation:
Balance at beginning of year	$(42,923)	$(40,101)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	7,629	(5,136)
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	79	1
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	7,708	(5,135)
Balance at end of period	$(35,215)	$(45,236)

Foreign currency hedge:
Balance at beginning of year	$(12,226)	$(376)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $275 and $40)	571	(1,311)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(1,501) and $(1)) (1)	5,399	21
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	5,970	(1,290)
Balance at end of period	$(6,256)	$(1,666)

Interest rate hedge:
Balance at beginning of year	$(27,402)	$(934)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $835 and $3,203)	(3,138)	(12,052)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(697) and $(47)) (2)	2,622	(1,380)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(516)	(13,432)
Balance at end of period	$(27,918)	$(14,366)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(69,046)	$(54,280)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $(381) and $(217))(3)	879	672
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	879	672
Balance at end of period	$(68,167)	$(53,608)

Total accumulated other comprehensive loss at end of period	$(137,556)	$(114,876)
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

NOTE 16. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three and six months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of three-month period	$1,236,244	$42,089	$1,278,333	$1,310,341	$41,737	$1,352,078

Changes in common stock
Repurchase of common stock	—	—	—	(1,800)	—	(1,800)
Accrual of stock-based compensation	1,075	—	1,075	959	—	959
Withholding of shares from stock-based compensation for grantee income taxes	(19)	—	(19)	—	—	—
Dividend equivalents on RSUs	256	—	256	253	—	253

Changes in retained earnings
Net income	7,502	747	8,249	28,077	1,670	29,747
Cash dividends declared
Common stock	(18,877)	—	(18,877)	(18,879)	—	(18,879)
Repurchase of common stock	—	—	—	(5,324)	—	(5,324)
Dividend equivalents on RSUs	(257)	—	(257)	(253)	—	(253)

Other comprehensive income (loss)	13,576	235	13,811	(14,715)	(124)	(14,839)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(3,695)	(3,695)	—	(3,359)	(3,359)
Balance at end of period	$1,239,500	$39,376	$1,278,876	$1,298,659	$39,924	$1,338,583

	Six Months Ended September 30, 2020			Six Months Ended September 30, 2019
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,246,665	$42,619	$1,289,284	$1,337,087	$42,791	$1,379,878

Changes in common stock
Repurchase of common stock	—	—	—	(2,974)	—	(2,974)
Accrual of stock-based compensation	3,708	—	3,708	3,687	—	3,687
Withholding of shares from stock-based compensation for grantee income taxes	(1,949)	—	(1,949)	(2,883)	—	(2,883)
Dividend equivalents on RSUs	500	—	500	497	—	497

Changes in retained earnings
Net income	14,776	373	15,149	30,149	493	30,642
Cash dividends declared
Common stock	(37,740)	—	(37,740)	(37,858)	—	(37,858)
Repurchase of common stock	—	—	—	(9,364)	—	(9,364)
Dividend equivalents on RSUs	(501)	—	(501)	(497)	—	(497)

Other comprehensive income (loss)	14,041	79	14,120	(19,185)	(1)	(19,186)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(3,695)	(3,695)	—	(3,359)	(3,359)
Balance at end of period	$1,239,500	$39,376	$1,278,876	$1,298,659	$39,924	$1,338,583

NOTE 17. SUBSEQUENT EVENTS

On October 1, 2020 the Company acquired 100% of the capital stock of Silva International, Inc. ("Silva"), a privately-held, natural, specialty dehydrated vegetable, fruit and herb processing company, for approximately $170 million in cash. The Company utilized cash-on-hand and revolving credit facility borrowings to fund the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: impacts of the ongoing COVID-19 pandemic; integration of FruitSmart and Silva and the impact of the FruitSmart and Silva acquisitions on future results; product purchased not meeting quality and quantity requirements; reliance on a few large customers; our ability to maintain effective information systems and safeguard confidential information; anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; impacts of regulation and litigation on our customers; industry-specific risks related to our food ingredient business; exposure to certain regulatory and financial risks related to climate change; changes in estimates and assumptions underlying our critical accounting policies; the promulgation and adoption of new accounting standards; new government regulations and interpretation of existing standards and regulations; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Liquidity and Capital Resources

Overview

The first six months of our fiscal year is usually a period of significant working capital investment in both Africa and South America as tobacco crops are delivered by farmers. Our working capital needs in the six months ended September 30, 2020, were lower than normal in part due to lower green leaf tobacco prices, mainly resulting from a strong U.S. dollar and smaller African crop sizes. We funded our working capital needs in the six months ended September 30, 2020, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. We expect tobacco crop shipments to be weighted to the second half of the fiscal year, particularly during the fourth fiscal quarter.

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

At this time, the COVID-19 pandemic (“COVID-19”) has not had a material impact on our supply chain, other than indirect currency market disruptions caused by the pandemic in the quarter ended March 31, 2020. COVID-19 has, however, resulted in shipment delays in certain operations, and our plant-based ingredients platform has seen some shifts in product mix due to COVID-19 related changes in customer demand. Despite these impacts, we anticipate our current cash balances, cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements for at least the next twelve months. However, given the uncertainty of future impacts from COVID-19, including delays in timing of some shipments, the duration of our working capital needs could be extended.

Operating Activities

We used about $150.0 million in net cash flows to fund our operations during the six months ended September 30, 2020. That amount was $129.9 million lower than during the same period last fiscal year. We did not require as much working capital to fund our operations during the six months ended September 30, 2020, due to lower green leaf tobacco prices. Tobacco inventory levels increased by $180.9 million from March 31, 2020 levels to $888.2 million at September 30, 2020, on seasonal leaf purchases. Tobacco inventory levels at September 30, 2020, were $30.4 million below September 30, 2019 levels, on lower green leaf tobacco prices and lower purchases of African crops in part due to weather-reduced crop sizes. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with tobacco farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At September 30, 2020, our uncommitted tobacco inventories were $141.5 million, or about 16% of total tobacco inventory, compared to $175.0 million, or about 25% of our March 31, 2020 tobacco inventory, and $186.7 million, or about 20% of our September 30, 2019 tobacco inventory. The level of these uncommitted tobacco inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Our balance sheet accounts reflected seasonal patterns in the six months ended September 30, 2020, on deliveries of tobacco crops by farmers in South America, Africa, and North America. Cash and cash equivalent balances and accounts receivable decreased by $50.3 million and $11.4 million, respectively, from March 31, 2020 levels, as we used cash, including collections on receivables, to fund seasonal working capital needs. Advances to suppliers were $65.6 million at September 30, 2020, a reduction of $68.1 million from March 31, 2020, as crops were delivered in payment of those balances, net of new advances on current crops. Accounts receivable for unconsolidated affiliates and notes payable and overdrafts was up $36.3 million and $157.4 million, respectively, from March 31, 2020 levels, on seasonal increases.

Cash and cash equivalent balances of $57.1 million at September 30, 2020, were up $3.9 million, compared to balances at September 30, 2019, on lower working capital requirements largely offset by the funding of the FruitSmart acquisition in January 2020 with cash on hand. Accounts receivable for unconsolidated affiliates were down $35.0 million at September 30, 2020, compared to September 30, 2019, on smaller crop sizes. Notes payable and overdrafts of $235.4 million at September 30, 2020, were up $80.1 million compared to September 30, 2019, largely on lower fiscal year opening cash balances to fund working capital requirements this fiscal year.

Investing Activities

Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities in non-tobacco industries and markets that utilize our assets and capabilities; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return as well as leverage our assets and expertise or enhance our farmer base. In line with our capital allocation strategy, we acquired Silva for approximately $170 million on October 1, 2020. The acquisition expands our plant-based ingredients platform, and we expect it to enable us to offer customers a single source for vegetable and fruit ingredients solutions.

Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the six months ended September 30, 2020 and 2019, we invested about $22.8 million and $13.3 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $18.8 million and $18.2 million for the six months ended September 30, 2020 and 2019, respectively. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. We currently expect to spend approximately $50 to $60 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.

On November 5, 2020, we announced that our Board of Directors had approved a new share repurchase program, which replaced the expiring November 2017 share repurchase program, for the purchase of up to $100 million of our common stock through November 15, 2022. Under the new program, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended September 30, 2020, we did not purchase any shares of common stock, and as of September 30, 2020, approximately 24.5 million shares of our common stock were outstanding.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization was approximately 31% at September 30, 2020, up from the September 30, 2019 level of approximately 27%, largely on increased borrowings due in part to the funding of the FruitSmart acquisition in January 2020, and up from the March 31, 2020 level of approximately 22%. As of September 30, 2020, we had $57.1 million in cash and cash equivalents, our short-term debt totaled $235.4 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of September 30, 2020, we had $335 million available under a committed revolving credit facility that will mature in December 2023, and we had about $158 million in unused, uncommitted credit lines. On October 1, 2020, we closed and funded our approximately $170 million acquisition of Silva using cash-on-hand and borrowings under our committed revolving credit facility. We also maintain an effective, undenominated universal shelf registration statement that provides for future issuance of additional debt or equity securities. This shelf registration matures on November 21, 2020, at which time, we intend to replace it with a new shelf registration. We have no long-term debt maturing until fiscal year 2024. Our seasonal working capital requirements for our tobacco business typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At September 30, 2020, the fair value of our outstanding interest rate swap agreements was a liability of about $37.1 million, and the notional amount swapped was $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco, related processing costs, and crop input sales in Brazil, as well as our net monetary balance sheet exposures in local currency there. We generally account for our hedges of forecasted tobacco purchases as cash flow hedges. At September 30, 2020, the fair value of our open hedges was a net liability of about $1.0 million. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net liability of about $0.1 million at September 30, 2020.

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

Overview

As we mentioned in our first fiscal quarter, timing factors related to COVID-19 continued to impact our results in the second quarter of fiscal year 2021. Our tobacco customer orders for crop year 2020 are strong, however, and the vast majority of these committed orders are packed awaiting shipment, with customer mandated shipment timing heavily weighted to our fourth quarter of fiscal year 2021. In addition, our uncommitted inventories have come down significantly from the levels at the end of fiscal year 2020 and are at 16% of tobacco inventories as of September 30, 2020, which is well within our target range. At this time, we believe our adjusted operating income for fiscal year 2021, excluding acquisitions, will materially exceed that of fiscal year 2020 barring any unforeseen events including shipment delays due to lack of vessel or container availability, port congestion, or COVID-19 related uncertainties. We are closely monitoring shipping conditions and currently expect to complete our scheduled shipments prior to our 2021 fiscal year end.

Net income for the first half of fiscal year 2021, which ended on September 30, 2020, was $14.8 million, or $0.60 per diluted share, compared with $30.1 million, or $1.19 per diluted share, for the same period of the prior fiscal year. Excluding certain non-recurring items, detailed in Other Items below, net income and diluted earnings per share declined by $23.9 million and $0.93, respectively, for the first half of fiscal year 2021 compared to the first half of fiscal year 2020. Operating income of $24.9 million for the six months ended September 30, 2020, decreased by $25.8 million, compared to operating income of $50.7 million for the six months ended September 30, 2019.

For the second fiscal quarter ended September 30, 2020, net income was $7.5 million, or $0.30 per diluted share, compared with net income of $28.1 million, or $1.11 per diluted share, for the prior year’s second fiscal quarter. Excluding certain non-recurring items, detailed in Other Items below, net income and diluted earnings per share declined by $19.6 million and $0.77, respectively, for the quarter ended September 30, 2020, compared to the quarter ended September 30, 2019. Operating income for the second quarter of fiscal year 2021 decreased to $16.4 million compared to $43.2 million for the three months ended September 30, 2019.

Segment operating income was $21.3 million for the first half of fiscal year 2021, a decrease of $31.8 million, and for the quarter ended September 30, 2020, was $16.9 million, a decrease of $28.6 million, both compared to the same periods last fiscal year. Results for the six months and quarter ended September 30, 2020, reflected earnings declines in all segments, primarily on lower tobacco volumes due to scheduled tobacco shipments that will ship later in fiscal year 2021, compared to the same periods in the prior fiscal year. Consolidated revenues decreased by $80.0 million to $692.8 million for the first half of fiscal year 2021, and by $98.9 million to $377.0 million for the three months ended September 30, 2020, compared to the same periods in fiscal year 2020, on lower tobacco volumes and sales prices.

In the first half of fiscal year 2021, we experienced slowdowns in both tobacco processing and receipt of customer orders for leaf tobacco due to COVID-19. We implemented social distancing requirements in our factories which slowed output and increased the time to process certain tobacco crops. Customer orders came in slower in part due to the absence of customer onsite visits which necessitated the mailing of product samples prior to order confirmations. Some customers have also requested shipping dates for their orders that are later in our fiscal year compared to prior fiscal years.

We have also been focused on and are very excited about our recent acquisition of Silva. We believe this acquisition expands and enhances our plant-based ingredients platform and positions us for future success. Having made significant investments in the platform this calendar year, we expect to focus on integrating the companies, building on synergies among our ingredients businesses, and delivering long-term value and results to our shareholders. At the same time, we see opportunities in our core tobacco business, such as demand for natural wrapper production, and continue to position our company for success.

Flue-cured and Burley Leaf Tobacco Operations

Other Regions

Operating income for the Other Regions segment decreased by $20.8 million to $7.9 million for the six months and by $20.3 million to $12.2 million for the quarter ended September 30, 2020, compared with the same periods for fiscal year 2020. In both periods, volumes decreased in Africa, primarily due to later customer mandated shipment timing delayed until our fourth fiscal quarter as well as weather reduced crop sizes. In Brazil, sales volumes were up in the six months and quarter ended September 30, 2020, on higher sales of lower margin carryover crop tobacco, compared to the same periods in the prior fiscal year. Results for Asia were flat for the first half of fiscal year 2021 but declined for the quarter ended September 30, 2020, on lower trading volumes, largely from China, and later shipment timing in the Philippines. However, selling, general, and administrative costs for the segment were lower for the six months and quarter ended September 30, 2020, largely on favorable net foreign currency comparisons, partially offset by higher provisions for farmer advances due to smaller African crops. Revenues for the Other Regions segment of $455.0 million for the six months and $250.3 million for the quarter ended September 30, 2020, were down $102.8 million and $105.5 million, respectively, compared to the same periods in the prior fiscal year, on lower volumes and sales prices.

North America

Operating income for the North America segment of $1.7 million for the six months and $0.7 million for the quarter ended September 30, 2020, was down by $4.6 million and $4.8 million, respectively, compared to the same periods for the prior fiscal year, as higher tobacco carryover volumes in the United States were outweighed by lower tobacco sales and processing volumes in Guatemala and effects of a smaller crop and later shipment timing in Mexico. Selling, general, and administrative costs for the North America segment were down modestly for both the six months and quarter ended September 30, 2020, on lower salaries and benefits costs, compared to the same periods in the prior fiscal year. Revenues for this segment of $84.8 million were flat for the six months ended September 30, 2020, compared to the same period in the prior year. For the quarter ended September 30, 2020, revenues of $44.9 million were down $12.8 million compared to the quarter ended September 30, 2019, on lower sales volumes.

Other Tobacco Operations

The Other Tobacco Operations segment operating income of $11.6 million for the six months and $4.0 million for the quarter ended September 30, 2020, reflected decreases of $6.4 million and $3.5 million, respectively, compared to the same periods of fiscal year 2020. For the six months ended September 30, 2020, results for our dark tobacco operations were down on reduced volumes as well as comparisons to lower costs in the prior year. In the quarter ended September 30, 2020, results for the dark tobacco operations were lower on reduced wrapper shipments, compared to the quarter ended September 30, 2019. Results for our oriental joint venture were down for the six months and quarter ended September 30, 2020, compared to the same periods in the prior fiscal year, on lower volumes and unfavorable foreign currency comparisons, mainly from the Turkish lira. Results for the segment in the six months and quarter ended September 30, 2020, benefited from the acquisition of FruitSmart, our fruit and vegetable ingredient business, in January 2020, compared to the same periods in fiscal year 2020. Selling, general, and administrative costs for the segment were up in both the first half and second fiscal quarter of fiscal year 2021 compared with those periods in the prior fiscal year, on costs related to FruitSmart and were favorably impacted in the six months and negatively impacted in the quarter ended September 30, 2020, by foreign currency comparisons, mainly in Indonesia, compared to the same periods in the prior fiscal year. Revenues for the segment increased by $23.3 million to $153.0 million for the first half, and by $19.3 million to $81.9 million for the second quarter of fiscal year 2021, largely as a result of the addition of our FruitSmart business.

COVID-19 Pandemic Impact

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Foreign governmental organizations and governmental organizations in the United States have taken various actions to combat the spread of COVID-19, including imposing stay-at-home orders and closing “non-essential” businesses and their operations. We continue to closely monitor developments related to the ongoing COVID-19 pandemic and have taken and continue to take steps intended to mitigate the potential risks to us. It is paramount that our employees who operate our businesses are safe and informed. We have assessed and regularly update our existing business continuity plans for our business in the context of this pandemic. For example, we have taken precautions with regard to employee and facility hygiene, imposed travel limitations on our employees, directed certain employee groups to work remotely whenever possible, and we continue to assess protocols designed to protect our employees, customers and the public.

We continue to work with our suppliers to mitigate the impacts to our supply chain due to the ongoing pandemic. To date, we have not experienced a material impact to our supply chain, although COVID-19 has resulted in delays in certain operations. In addition, our plant-based ingredients platform has seen some shifts in product mix due to COVID-19 related changes in customer demand. Since March 2020, we have at times also experienced increased volatility in foreign currency exchange rates, which we believe is in part related to the continued uncertainties from COVID-19, as well as actions taken by governments and central banks in response to COVID-19. We expect continued volatility in foreign currency exchange rates during fiscal year 2021, though we cannot reasonably estimate the duration or extent of that volatility.

We continue to monitor the impacts of COVID-19, which include slower processing of our products due to controlled staffing in our facilities that could lead to further delays of shipments to our customers. We believe we currently have sufficient liquidity to meet our current obligations and our business operations remain fundamentally unchanged other than shipping delays, which could continue to impact quarterly comparisons. This is, however, a rapidly evolving situation, and we cannot predict the extent, resurgence, or duration of the ongoing COVID-19 pandemic, the effects of it on the global, national or local economy, including the impacts on our ability to access capital, or its effects on our business, financial position, results of operations, and cash flows. We continue to monitor developments affecting our employees, customers and operations, will take additional steps to address the spread of COVID-19 and its impacts, as necessary, and remain thankful for the hard work of our employees and the continued support of our customers, growers, and other partners during these challenging times.

Other Items

Cost of goods sold in the six months and quarter ended September 30, 2020, decreased by 8% and 19% to $570.3 million and $308.3 million, respectively, both compared with the same periods in the prior fiscal year, as a result of lower tobacco sales volumes coupled with a less favorable mix. Selling, general, and administrative costs for the first half of fiscal year 2021 decreased by $2.1 million to $101.8 million, mainly driven by positive foreign currency remeasurement and exchange variances, primarily in Indonesia, the Philippines, and Brazil, and lower travel costs partially offset by operating and acquisition costs for our new agri-product businesses and higher provisions for farmer advances, compared with the same period in the prior year. Selling, general, and administrative costs were flat for the three months ended September 30, 2020, compared to the same period in the prior year, on favorable net currency comparisons and lower compensation and travel costs offset by operating and acquisition costs for our new agri-product businesses and higher provisions for farmer advances.

For the six months and quarter ended September 30, 2020, our consolidated effective tax rate was (14%) and 28%, respectively. For the six months ended September 30, 2020, income taxes included a $4.4 million benefit for final tax regulations regarding the treatment of dividends paid by foreign subsidiaries. Without this benefit, income taxes for the six months ended September 30, 2020, would have been an expense of approximately $2.5 million, or a consolidated effective tax rate of approximately 19%.

Our consolidated effective tax rates for the six months and quarter ended September 30, 2019, were approximately 34% and 28%, respectively. For the six months ended September 30, 2019, our income tax expense included $2.8 million of additional expense for the resolution of a transfer pricing matter at a foreign subsidiary. Without this expense, income taxes for the six months ended September 30, 2019, would have been expense of approximately $13.0 million, or a consolidated effective tax rate of approximately 28%.

The following tables set forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2020	2019	2020	2019
As Reported: Consolidated operating income	$16,351	$43,199	$24,879	$50,713
Transaction costs for acquisitions(1)	$1,663	$673	$1,663	$673
Fair value adjustment to contingent consideration for FruitSmart acquisition(2)	—	—	(4,173)	—
Adjusted operating income	$18,014	$43,872	$22,369	$51,386

Adjusted Net Income and Diluted Earnings Per Share
(in thousands and reported net of income taxes)	Three Months Ended September 30,		Six Months Ended September 30,
(all amounts are reported net of income taxes)	2020	2019	2020	2019
As Reported: Net income available to Universal Corporation	$7,502	$28,077	$14,776	$30,149
Transaction costs for acquisitions(1)	1,663	673	1,663	673
Fair value adjustment to contingent consideration for FruitSmart acquisition(2)	—	—	(4,173)	—
Interest expense related to an uncertain tax matter at a foreign subsidiary	—	—	1,849	—
Income tax benefit from dividend withholding tax liability reversal(3)	—	—	(4,421)	—
Income tax settlement for a foreign subsidiary(4)	—	—	—	2,766
Adjusted Net income available to Universal Corporation	$9,165	$28,750	$9,694	$33,588

As reported: Diluted earnings per share	$0.30	$1.11	$0.60	$1.19
As adjusted: Diluted earnings per share	$0.37	$1.14	$0.40	$1.33
(1)The Company incurred selling, general, and administrative expenses for due diligence and other transaction costs associated with the acquisitions of Silva (effective October 1, 2020) and FruitSmart (effective January 1, 2020). These costs are not deductible for U.S. income tax purposes.
(2)The Company reversed a portion of the contingent consideration liability for the FruitSmart, Inc. acquisition, as a result of certain performance metrics that are not expected to meet the required threshold stipulated in the purchase agreement.
(3)The Company recognized an income tax benefit for the final U.S. tax regulations on certain dividends paid by foreign subsidiaries in a prior fiscal year.
(4)During the 1st quarter of fiscal year 2020, the Company recognized an income tax settlement charge related to operations at a foreign subsidiary.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding our bank term loans which were converted to fixed-rate borrowings with interest rate swaps in February 2019, debt carried at variable interest rates was approximately $235 million at September 30, 2020. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $2.4 million, that amount would be at least partially mitigated by changes in charges to customers.

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

We have excluded FruitSmart, Inc. ("FruitSmart"), our wholly-owned subsidiary which is included in our Consolidated Financial Statements, from our assessment of internal control over financial reporting as of September 30, 2020. FruitSmart represented 5% of consolidated total assets as of September 30, 2020 and 5% of consolidated sales and other operating revenues, respectively, for the three months then ended. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended September 30, 2020:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1-30, 2020	—	$—	—	$56,129,802
August 1-31, 2020	—	—	—	56,129,802
September 1-30, 2020	—	—	—	56,129,802
Total	—	$—	—	$56,129,802
(1)Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.

(2)Amounts listed for average price paid per share include broker commissions paid in the transactions.

(3)A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 7, 2017 and further extended on May 29, 2019. This stock repurchase plan authorized the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions, subject to market conditions and other factors. This stock repurchase program was replaced in November 2020 when our Board of Directors approved a new authorization for the purchase of up to $100 million in our securities through November 15, 2022, or when we have exhausted the funds authorized for the program.

 ITEM 6.   EXHIBITS

2.1
Purchase Agreement, dated as of September 8, 2020, by and among Universal Corporation, Silva International, Inc., the Sellers named therein, Torsten Steinhaus, the Representative (incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed September 8, 2020, File No. 001-00652)

10.1	Executive change in control severance policy

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (submitted electronically herewith).*

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

Date:	November 5, 2020	UNIVERSAL CORPORATION
(Registrant)

/s/ Johan C. Kroner
Johan C. Kroner, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott J. Bleicher
Scott J. Bleicher, Vice President and Controller
(Principal Accounting Officer)