Form 10-Q
period 2020-12-31
UNIVERSAL CORP /VA/
filed 2021-02-08
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	DECEMBER 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 2, 2021, the total number of shares of common stock outstanding was 24,514,867.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$672,931	$505,049	$1,365,767	$1,277,885
Costs and expenses
Cost of goods sold	533,431	412,076	1,103,744	1,030,233
Selling, general and administrative expenses	59,335	48,858	161,152	152,824
Other income	—	—	(4,173)	—
Restructuring and impairment costs	19,979	—	19,979	—
Operating income	60,186	44,115	85,065	94,828
Equity in pretax earnings (loss) of unconsolidated affiliates	1,506	(69)	2,089	2,281
Other non-operating income (expense)	30	633	(8)	1,893
Interest income	2	164	262	1,412
Interest expense	6,735	5,197	19,140	14,361
Income before income taxes and other items	54,989	39,646	68,268	86,053
Income taxes	14,548	10,328	12,678	26,093
Net income	40,441	29,318	55,590	59,960
Less: net loss (income) attributable to noncontrolling interests in subsidiaries	(7,168)	(3,352)	(7,541)	(3,845)
Net income attributable to Universal Corporation	$33,273	$25,966	$48,049	$56,115

Earnings per share:
Basic	$1.35	$1.04	$1.95	$2.24
Diluted	$1.34	$1.04	$1.94	$2.23

Weighted average common shares outstanding:
Basic	24,677,122	24,931,711	24,646,342	25,058,525
Diluted	24,818,918	25,055,054	24,764,439	25,178,517

Total comprehensive income, net of income taxes	$55,681	$40,023	$84,950	$51,479
Less: comprehensive (income) loss attributable to noncontrolling interests	(7,114)	(3,491)	(7,566)	(3,983)
Comprehensive income (loss) attributable to Universal Corporation	$48,567	$36,532	$77,384	$47,496

Dividends declared per common share	$0.77	$0.76	$2.31	$2.28

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2020	2019	2020
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$95,405	$64,734	$107,430
Accounts receivable, net	354,676	271,981	340,711
Advances to suppliers, net	102,795	120,079	133,778
Accounts receivable—unconsolidated affiliates	6,197	24,748	11,483
Inventories—at lower of cost or net realizable value:
Tobacco	814,287	937,661	707,298
Other	144,333	84,621	99,275
Prepaid income taxes	18,174	13,619	12,144
Other current assets	68,928	61,450	67,498
Total current assets	1,604,795	1,578,893	1,479,617

Property, plant and equipment
Land	22,499	22,510	21,376
Buildings	268,377	255,202	256,488
Machinery and equipment	662,854	609,976	634,395
	953,730	887,688	912,259
Less accumulated depreciation	(621,928)	(592,457)	(597,106)
	331,802	295,231	315,153
Other assets
Operating lease right-of-use assets	34,717	34,230	39,256
Goodwill and other intangibles, net	255,365	98,042	144,687
Investments in unconsolidated affiliates	85,610	77,783	77,543
Deferred income taxes	22,281	16,354	20,954
Other noncurrent assets	54,071	50,186	43,711
	452,044	276,595	326,151

Total assets	$2,388,641	$2,150,719	$2,120,921

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2020	2019	2020
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$129,603	$92,592	$78,033
Accounts payable and accrued expenses	156,421	130,165	140,202
Accounts payable—unconsolidated affiliates	7,416	7,494	55
Customer advances and deposits	14,498	8,230	10,242
Accrued compensation	22,744	21,761	23,710
Income taxes payable	6,650	1,991	5,334
Current portion of operating lease liabilities	9,014	8,394	9,823
Current portion of long-term debt	—	—	—
Total current liabilities	346,346	270,627	267,399

Long-term debt	518,047	368,698	368,764
Pensions and other postretirement benefits	66,764	55,305	70,680
Long-term operating lease liabilities	22,709	23,465	25,893
Other long-term liabilities	71,346	51,185	69,427
Deferred income taxes	46,414	28,228	29,474
Total liabilities	1,071,626	797,508	831,637

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,514,867 shares issued and outstanding at December 31, 2020 (24,693,557 at December 31, 2019 and 24,421,835 at March 31, 2020)	325,350	324,388	321,502
Retained earnings	1,067,437	1,089,718	1,076,760
Accumulated other comprehensive loss	(122,262)	(104,310)	(151,597)
Total Universal Corporation shareholders' equity	1,270,525	1,309,796	1,246,665
Noncontrolling interests in subsidiaries	46,490	43,415	42,619
Total shareholders' equity	1,317,015	1,353,211	1,289,284

Total liabilities and shareholders' equity	$2,388,641	$2,150,719	$2,120,921

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Nine Months Ended December 31,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,590	$59,960
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	32,626	27,500
Net provision for losses (recoveries) on advances and guaranteed loans to suppliers	2,753	93
Foreign currency remeasurement (gain) loss, net	(8,823)	(2,179)
Foreign currency exchange contracts	(7,723)	(698)
Restructuring and impairment costs	19,979	—
Restructuring payments	(5,179)	(444)
Change in estimated fair value of contingent consideration for FruitSmart acquisition	(4,173)	—
Other, net	5,260	3,412
Changes in operating assets and liabilities, net	(51,687)	(260,542)
Net cash provided (used) by operating activities	38,623	(172,898)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(33,794)	(21,692)
Purchase of business, net of cash held by the business	(161,095)	—
Proceeds from sale of property, plant and equipment	4,086	2,946
Other	(800)	496
Net cash used by investing activities	(191,603)	(18,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	57,207	41,201
Issuance of long-term debt	150,000	—
Dividends paid to noncontrolling interests	(3,695)	(3,359)
Repurchase of common stock	—	(20,125)
Dividends paid on common stock	(56,301)	(56,601)
Other	(1,949)	(2,883)
Net cash provided (used) by financing activities	145,262	(41,767)

Effect of exchange rate changes on cash	1,693	93
Net decrease in cash, restricted cash and cash equivalents	(6,025)	(232,822)
Cash, restricted cash and cash equivalents at beginning of year	107,430	297,556

Cash, restricted cash and cash equivalents at end of period	$101,405	$64,734

Supplemental Information:
Cash and cash equivalents	$95,405	$64,734
Restricted cash (Other noncurrent assets)	6,000	—
Total cash, restricted cash and cash equivalents	$101,405	$64,734

See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is an agri-products supplier. The Company is the leading global leaf tobacco supplier and provides high-quality plant-based ingredients to food and beverage end markets. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. During the three months ended December 31, 2020, the Company realigned its reportable operating segments. As a result of this realignment, the Company now reports two reportable operating segments, Tobacco Operations and Ingredients Operations. See Note 15 for additional information. Certain amounts in prior year statements have been reclassified to conform to the current year presentation. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

    The extent to which the ongoing COVID-19 pandemic will impact the Company's financial condition, results of operations and demand for its products and services will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing geographic spread of COVID-19, the severity of the pandemic, the duration of the COVID-19 outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the COVID-19 pandemic and the impact on the U.S. and the global economies, markets and supply chains. At December 31, 2020, it is not possible to predict the overall impact of the ongoing COVID-19 pandemic on the Company's business, financial condition, results of operations and demand for its products and services.

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

NOTE 3.   BUSINESS COMBINATION
Acquisition of Silva International, Inc.
On October 1, 2020 the Company acquired 100% of the capital stock of Silva International, Inc. (“Silva”), a natural, specialty dehydrated vegetable, fruit, and herb processing company serving global markets, for approximately $164 million in cash and $8.9 million of additional working capital on-hand at the date of acquisition. The acquisition of Silva diversifies the Company's product offerings and generates new opportunities for its plant-based ingredients platform.

The Company continues to employ one of Silva's selling shareholders and as stipulated in the Silva purchase agreement has transferred $6 million to a third-party escrow account that may ultimately be earned by the selling shareholder upon completion of a post-combination service period. Since the compensation agreement for the selling shareholder who remains employed with the Company includes a post-combination service period, the Company has excluded the entire $6 million in the purchase price to be allocated. The $6 million in escrow is recognized as restricted cash in other noncurrent assets on the consolidated balance sheet at December 31, 2020. The contingent consideration arrangement for the selling shareholder includes a post-combination service requirement and forfeitable payment provisions, therefore under ASC Topic 805, "Business Combinations," must be treated as compensation expense and recognized ratably over the requisite service period in selling, general, and administrative expense on the consolidated statements of income.
For the three and nine months ending December 31, 2020, the Company incurred $2.2 million and $3.9 million for acquisition-related transaction costs for the purchase of Silva, respectively. The acquisition-related costs were expensed as incurred and recorded in selling, general, and administrative expense on the consolidated statements of income.

The following preliminary allocation of the purchase price was based on third-party valuations and assumptions. At December 31, 2020, the Company is finalizing working capital acquired and income tax related assets and liabilities. The final purchase price allocation is expected to be completed in the fourth quarter of fiscal year 2021. The following table summarizes the preliminary purchase price allocation of the assets acquired and liabilities assumed on October 1, 2020.

(in thousands of dollars)
Assets
Cash and cash equivalents	$8,126
Accounts receivable, net	17,885
Advances to suppliers, net	3,011
Inventory	33,162
Other current assets	833
Property, plant and equipment (net)	24,437
Intangibles
Customer relationships	53,000
Trade names	7,800
Goodwill	53,728
Total assets acquired	201,982

Liabilities
Accounts payable and accrued expenses	13,103
Accrued compensation	3,350
Income taxes payable	1,042
Deferred income taxes	20,487
Total liabilities assumed	37,982

Total assets acquired and liabilities assumed	$164,000

A portion of the goodwill recorded as part of the acquisition was attributable to the assembled workforce of Silva. The goodwill recognized for the Silva acquisition is not deductible for U.S. income tax purposes. The tax basis of the assets acquired and liabilities assumed did not result in a step-up of tax basis. The Company determined the Silva operations are not material to the Company’s consolidated results. Therefore, pro forma information is not presented.

Acquisition of FruitSmart, Inc.
On January 1, 2020 the Company acquired 100% of the capital stock of FruitSmart, Inc. (“FruitSmart”), an independent specialty fruit and vegetable ingredient processor serving global markets, for approximately $80 million in cash, up to $25 million of contingent consideration payments, and $3.8 million of additional working capital on-hand at the date of acquisition. The contingent consideration is based on FruitSmart’s achievement of certain adjusted gross profit metrics in calendar years 2020 and 2021. The fair value of the contingent consideration, approximately $6.7 million, was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. At June 30, 2020 the forecasted calendar year 2020 adjusted gross profit for FruitSmart was not expected to achieve the adjusted gross profit threshold required for a contingent consideration payment. Therefore, in the quarter ended June 30, 2020 the Company recorded $4.2 million in other operating income for the reversal of a portion of the contingent consideration liability. As of December 31, 2020, $2.5 million of contingent consideration liability related to the FruitSmart acquisition is included in other long-term liabilities on the consolidated balance sheet.

The following final allocation of the purchase price was based on third-party valuations and assumptions. The following table summarizes the final purchase price allocation of the assets acquired and liabilities assumed on January 1, 2020.

(in thousands of dollars)
Assets
Cash and cash equivalents	$1,298
Accounts receivable, net	7,707
Inventory	23,793
Other current assets	310
Property, plant and equipment (net)	23,400
Intangibles
Customer relationships	9,500
Developed technology	4,800
Trade names	3,300
Non-compete agreements	1,000
Goodwill	28,863
Total assets acquired	103,971

Liabilities
Accounts payable and accrued expenses	7,592
Accrued compensation	670
Deferred income taxes	9,004
Total liabilities assumed	17,266

Total assets acquired and liabilities assumed	$86,705
A portion of the goodwill recorded as part of the acquisition was attributable to the assembled workforce of FruitSmart. The goodwill recognized for the FruitSmart acquisition is not deductible for U.S. income tax purposes. The tax basis of the assets acquired and liabilities assumed did not result in a step-up of tax basis. The Company determined the FruitSmart operations are not material to the Company’s consolidated results. Therefore, pro forma information is not presented.
For the three and nine month ending December 31, 2019, the Company incurred $1.0 million and $1.9 million for acquisition-related transaction costs for the purchase of FruitSmart, respectively. The acquisition-related costs were expensed as incurred and recorded in selling, general, and administrative expense on the consolidated statements of income.

NOTE 4.  RESTRUCTURING AND IMPAIRMENT COSTS

Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. Restructuring and impairment costs are periodically incurred in connection with those activities.
Ingredients Operations
During the three months ended December 31, 2020, the Company committed to a plan to wind-down its subsidiary, Carolina Innovative Food Ingredients, Inc. ("CIFI"), a sweet potato processing operation located in Nashville, North Carolina. The CIFI operation was a start-up project initially undertaken by the Company in fiscal year 2015. The decision to wind down CIFI is consistent with the Company’s capital allocation strategy to focus on delivering shareholder value through building and enhancing a plant-based ingredients platform, which includes integrating and exploring the synergies of recently acquired businesses FruitSmart and Silva. The Company determined that CIFI was not a strategic fit for the platform’s long-term objectives. CIFI’s single-product focused processing facility and ongoing international pricing pressures, among other factors, created challenges that proved insurmountable. Sales of existing inventory and certain administrative activities at CIFI will continue into fiscal year 2022, but no manufacturing occurred subsequent to December 31, 2020. As a result of the decision to wind down the CIFI operations, the Company will pay termination benefits totaling approximately $0.6 million to employees whose permanent positions are being eliminated, with termination benefits due to be paid before the end of February 2021. In addition to the termination costs, the Company recognized various other costs associated with the wind-down of the CIFI facility. These costs include impairments of property, plant, and equipment (including the factory building), as well as inventory and supply write-downs. The restructuring and impairment charge incurred for the CIFI wind-down was $16.1 million for the three and nine months ended December 31, 2020.
Tobacco Operations
During the three and nine months ended December 31, 2020, the Company incurred $2.6 million of termination and impairment costs associated with restructuring of tobacco buying and administrative operations in Africa, as well as a $0.9 million charge for the liquidation of an idled service entity in Tanzania, and $0.4 million of termination benefits in North America. Total restructuring and impairments costs related to the Tobacco Operations segment for the three and nine months ended December 31, 2020 were $3.9 million.
A summary of the restructuring and impairment costs recorded in the quarter ended December 31, 2020 were as follows:

(in thousands)	Three Months Ended December 31, 2020

Restructuring costs:
Employee termination benefits	$2,625
Other	1,766
Total restructuring costs	4,391
Impairment costs:
Property, plant and equipment	13,886
Inventory	1,702
Total impairment costs	15,588
Total restructuring and impairment costs	$19,979
For the three and nine months ended December 31, 2020, the restructuring and impairment costs reduced operating income and income before income taxes by $20.0 million, net income attributable to Universal Corporation by $16.1 million, and diluted earnings per share by $0.65.
A reconciliation of the liability for termination benefits through December 31, 2020 is as follows:

(in thousands)	Nine Months Ended December 31, 2020

Balance at April 1, 2020	$3,404
Costs charged to expense	2,625
Payments	(5,179)
Balance at December 31, 2020	$850

NOTE 5.  REVENUE FROM CONTRACTS WITH CUSTOMERS

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
Ingredient Sales
In recent fiscal years, the Company has diversified operations through acquisition of established companies that offer customers a wide range of both liquid and dehydrated fruit and vegetable ingredient products. These operations procure raw materials from domestic and international growers and suppliers and through a variety of processing steps including sorting, cleaning, pressing, mixing, and blending to manufacture finished goods utilized in both human and pet food. The contracts for food ingredients with customers create a performance obligation to transfer the manufactured finished goods to the customer. Transaction prices for the sale of food ingredients are primarily based on negotiated fixed prices. At the point in time that the customer obtains control over the finished product, which is typically aligned with physical shipment under the contractual terms with the customer, the Company completes its performance obligation and recognizes the revenue for the sale.
Processing Revenue
Processing and packing of customer-owned tobacco and ingredients is a short-duration process. Processing charges are primarily based on negotiated fixed prices per unit of weight processed. Under normal operating conditions, customer-owned raw materials that are placed into the production line exits as processed and packed product and is then later transported to customer-designated transfer locations. The revenue for these services is recognized when the performance obligation is satisfied, which is generally when processing is completed. The Company’s operating history and contract analyses indicate that customer requirements for processed tobacco and food ingredients products are consistently met upon completion of processing.
Other Operating Sales and Revenue
From time to time, the Company enters into various arrangements with customers to provide other value-added services that may include blending, chemical and physical testing of products, storage, and tobacco cutting services for select manufacturers. These other arrangements and operations are a much smaller portion of the Company’s business, and are separate and distinct contractual agreements from the Company’s tobacco and food ingredients sales or third-party processing arrangements with customers. The transaction prices and timing of revenue recognition of these items are determined by the specifics of each contract.
Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2020	2019	2020	2019

Tobacco sales	$583,543	$475,574	$1,193,230	$1,193,062
Ingredient sales	47,337	1,064	82,820	2,705
Processing revenue	18,831	20,112	47,605	55,247
Other sales and revenue from contracts with customers	14,867	6,623	32,671	22,773
Total revenue from contracts with customers	664,578	503,373	1,356,326	1,273,787
Other operating sales and revenues	8,353	1,676	9,441	4,098
Consolidated sales and other operating revenues	$672,931	$505,049	$1,365,767	$1,277,885

    Other operating sales and revenues consists principally of interest on advances to suppliers and dividend income from unconsolidated affiliates.

NOTE 6.   GUARANTEES, OTHER CONTINGENT LIABILITIES, AND OTHER MATTERS

Guarantees and Other Contingent Liabilities

Guarantees of Bank Loans and Other Contingent Liabilities

The majority of crop financing utilized for fiscal year 2021 in Brazil did not require guaranteed bank loans to tobacco growers, resulting in the elimination of guarantees at December 31, 2020. For the majority of crop financing prior to fiscal year 2021, the Company relied heavily on guaranteed bank loans to tobacco growers in Brazil for crop financing. Bank guarantees for the Company's operating subsidiary in Brazil normally expire within one year. The subsidiary withheld payments due to the farmers on delivery of tobacco and forwarded those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover its obligations to the third-party banks would result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary could be required to make was the face amount (which includes unpaid accrued interest), which was zero at December 31, 2020, $5.1 million at December 31, 2019, and $3.0 million at March 31, 2020. The fair value of the guarantees was zero liability at December 31, 2020, $0.1 million at December 31, 2019, and $0.1 million at March 31, 2020. In addition to these guarantees, the Company had other contingent liabilities totaling approximately $1 million at December 31, 2020, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $9 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $11 million. Those amounts are based on the exchange rate for the Brazilian currency at December 31, 2020. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of December 31, 2020, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $9 million (at the December 31, 2020 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $9 million remaining assessment with interest, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2020.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods, reflecting a substantial reduction from the original assessment. In fiscal year 2020, the Parana tax authorities acknowledged the statute of limitations related to claims prior to December 2010 had expired and reduced the assessment to $3 million (at the December 31, 2020 exchange rate). Notwithstanding the reduced assessment, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $3 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2020.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $122 million at December 31, 2020, $142 million at December 31, 2019, and $153 million at March 31, 2020. The related valuation allowances totaled $16 million at December 31, 2020, $18 million at December 31, 2019, and $16 million at March 31, 2020, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions of approximately $2.8 million and reduced by net recoveries of approximately $0.1 million in the nine-month periods ended December 31, 2020 and 2019, respectively. These net provisions and recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At December 31, 2020, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $53 million ($58 million at December 31, 2019, and $52 million at March 31, 2020), and the related valuation allowances totaled approximately $18 million ($20 million at December 31, 2019, and $19 million at March 31, 2020). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

Long-Term Debt

In December 2020, the Company repaid $150 million of revolving credit borrowings used to finance the purchase of Silva with term loans under its existing senior unsecured bank credit facility. The Company increased the borrowings of the senior unsecured five-year and seven-year term loans by $75 million each. At December 31, 2020, the five-year term loan maturing December 2023 and the seven-year term loan maturing December 2025 had outstanding borrowings of $225 million and $295 million, respectively. Under the senior unsecured bank credit facility, the additional $150 million of terms loans bear interest at variable rates plus a margin based on the Company's credit metrics and interest payments remained unhedged at December 31,

2020. The Company maintains receive-floating/pay-fixed interest rates swap agreements for a portion of the outstanding five and seven-year term loans. See Note 11 for additional information on outstanding interest rate swap agreements.

Shelf Registration and Stock Repurchase Plan

In November 2020, the Company filed an undenominated automatic universal shelf registration statement with the U.S. Securities and Exchange Commission to provide for the future issuance of an undefined amount of securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.

A stock repurchase plan, which was authorized by the Company's Board of Directors, became effective and was publicly announced on November 5, 2020. This stock repurchase plan authorizes the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions through November 15, 2022 or when funds for the program have been exhausted, subject to market conditions and other factors. The program had $100 million of remaining capacity for repurchases of common and/or preferred stock at December 31, 2020.

NOTE 7.   EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per share data)	2020	2019	2020	2019

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$33,273	$25,966	$48,049	$56,115

Denominator for basic earnings per share
Weighted average shares outstanding	24,677,122	24,931,711	24,646,342	25,058,525

Basic earnings per share	$1.35	$1.04	$1.95	$2.24

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$33,273	$25,966	$48,049	$56,115

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,677,122	24,931,711	24,646,342	25,058,525
Effect of dilutive securities
Employee and outside director share-based awards	141,796	123,343	118,097	119,992
Denominator for diluted earnings per share	24,818,918	25,055,054	24,764,439	25,178,517

Diluted earnings per share	$1.34	$1.04	$1.94	$2.23

NOTE 8.   INCOME TAXES

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

    The consolidated effective income tax rate for the three and nine months ended December 31, 2020 was 26% and 19%, respectively. The Company recognized a $2.9 million income tax benefit in the three and nine months ended December 31, 2020 in connection with amending and finalizing of prior year consolidated U.S. income tax returns. The Company's consolidated effective income tax rate for the nine months ended December 31, 2020 was also affected by a $4.4 million net tax benefit for final U.S. tax regulations issued for hybrid dividends paid by foreign subsidiaries. Without these items, the consolidated effective income tax rate for the three and nine months ended December 31, 2020 would have been approximately 32% and 29%, respectively. Additionally, for the nine months ended December 31, 2020 the Company recognized $1.8 million as a component of interest expense related to on-going settlement discussions for an uncertain tax position at foreign subsidiary.

    The consolidated effective income tax rate for the three and nine months ended December 31, 2019 was approximately 26% and 30%, respectively. Income taxes for the nine months ended December 31, 2019 were affected by a $2.8 million net tax provision related to a tax settlement at a foreign subsidiary. The Company recognized a $1.5 million income tax benefit in the three and nine months ended December 31, 2019 in connection with amending and finalizing of prior year consolidated U.S. income tax returns. Without these items, the consolidated effective income tax rate for the three months and nine months ended December 31, 2019 would have been approximately 30% and 29%, respectively.

NOTE 9.   GOODWILL AND OTHER INTANGIBLES
The Company's changes in goodwill at December 31, 2020 and 2019 consisted of the following:

(in thousands of dollars)	Nine Months Ended December 31,
	2020	2019
Balance at beginning of fiscal year	$126,826	$97,907
Acquisition of business(1)	53,728	—
Foreign currency translation adjustment	101	62
Balance at end of period	$180,655	$97,969
(1) On October 1, 2020 the Company acquired 100% of the capital stock of Silva International, Inc. for approximately $164.0 million in cash and $8.9 million of working capital on-hand at the date of acquisition. The Silva acquisition resulted in $53.7 million of goodwill. See Note 3 for additional information.

The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at December 31, 2020 and 2019:

(in thousands, except useful life)				December 31,
				2020			2019
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships(1) (2)	11	—	13	$62,500	$(1,935)	$60,565	$—	$—	$—
Trade names(1) (2)		5		11,100	(1,050)	10,050	—	—	—
Developed technology(1)		3		4,800	(1,600)	3,200	—	—	—
Noncompetition agreements(1)		5		1,000	(200)	800	—	—	—
Other		5		796	(701)	95	774	(701)	73
Total intangible assets				$80,196	$(5,486)	$74,710	$774	$(701)	$73
(1) On January 1, 2020 the Company acquired 100% of the capital stock of FruitSmart for approximately $80.0 million in cash and up to $25.0 million of contingent consideration payments. The FruitSmart acquisition resulted in $28.9 million of goodwill and $18.6 million intangibles. See Note 3 for additional information.
(2) On October 1, 2020 the Company acquired 100% of the capital stock of Silva International, Inc. for approximately $164.0 million in cash and $8.9 million of working capital on-hand at the date of acquisition. The Silva acquisition resulted in $60.8 million of intangibles. See Note 3 for additional information.
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life as noted above.

The Company's amortization expense for intangible assets for the three and nine months ended December 31, 2020 and 2019:

(in thousands of dollars)	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Amortization Expense	$2,404	$9	$4,021	$26

Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated income statements of income. The amortization expense for the other intangible assets is recorded in selling, general, and administrative expenses in the consolidated income statements of income.

As of December 31, 2020, the expected future amortization expense for intangible assets is as follows:

Fiscal Year (in thousands of dollars)
2021 (excluding the nine months ended December 31, 2020)	$2,407
2022	9,611
2023	9,208
2024	7,969
2025 and thereafter	45,515
Total expected future amortization expense	$74,710

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

The following table sets forth the right-of-use assets and lease liabilities for operating leases included in the Company’s consolidated balance sheet:

(in thousands of dollars)	December 31, 2020	December 31, 2019	March 31, 2020

Assets
Operating lease right-of-use assets	$34,717	$34,230	$39,256

Liabilities
Current portion of operating lease liabilities	$9,014	$8,394	$9,823
Long-term operating lease liabilities	22,709	23,465	25,893
Total operating lease liabilities	$31,723	$31,859	$35,716
    The following table sets forth the location and amount of operating lease costs included in the Company's consolidated statement of income:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2020	2019	2020	2019

Income Statement Location
Cost of goods sold	$3,401	$2,786	$9,531	$7,995
Selling, general, and administrative expenses	2,520	2,132	7,176	6,182
Total operating lease costs(1)	$5,921	$4,918	$16,707	$14,177
(1)Includes variable operating lease costs.

The following table reconciles the undiscounted cash flows to the operating lease liabilities in the Company’s consolidated balance sheet:

(in thousands of dollars)	December 31, 2020
Maturity of Operating Lease Liabilities
2021(excluding the nine months ended December 31, 2020)	$3,158
2022	8,760
2023	7,038
2024	5,302
2025	4,286
2026 and thereafter	7,264
Total undiscounted cash flows for operating leases	$35,808
Less: Imputed interest	(4,085)
Total operating lease liabilities	$31,723

As of December 31, 2020, the Company had no leases that did not yet commence.
The following table sets forth supplemental information related to operating leases:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except lease term and incremental borrowing rate)	2020	2019	2020	2019

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$3,171	$3,805	$9,358	$11,064
Right-of-use assets obtained in exchange for new operating leases	1,532	1,512	3,122	5,613

Weighted Average Remaining Lease Term (years)			5.33	6.01

Weighted Average Collateralized Incremental Borrowing Rate			4.21%	4.82%

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
Cash Flow Hedging Strategy for Interest Rate Risk
In February 2019, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2018. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At December 31, 2020, the total notional amount of the interest rate swaps was $370 million, which corresponded with the former original outstanding balance of the term loans. During the third quarter of fiscal year 2021, the Company converted $150 million from the balance in its revolving credit line into the existing term loans, splitting the balance equally between them. At December 31, 2020, the Company is not hedging the interest payments on the additional $150 million of term loans. The increase to the principal balance of the term loans does not have an impact to the effectiveness analysis of the interest rate swap agreements.

Previously, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges for two outstanding non-amortizing bank loans that were repaid concurrent with closing on the new bank credit facility. Those swap agreements were subsequently terminated in February 2019 concurrent with the inception of the new swap agreements. The fair value of the previous swap agreements, approximately $5.4 million, was received from the counterparties upon termination and is being amortized from accumulated other comprehensive loss into earnings as a reduction of interest expense through the original maturity dates of those agreements. As of December 31, 2020, $1.4 million remained in accumulated other comprehensive loss to be amortized through December 31, 2021.
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
The aggregate U.S. dollar notional amount of forward and option contracts entered into for these purposes during the nine-month periods in fiscal years 2021 and 2020 was as follows:

	Nine Months Ended December 31,
(in millions of dollars)	2020	2019

Tobacco purchases	$89.4	$123.2
Processing costs	24.6	35.1
Crop input sales	23.5	21.7
Total	$137.5	$180.0

The decreased U.S. dollar notional amounts for tobacco purchases and processing costs hedged during the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019, primarily reflects a difference in timing of the purchase and processing hedges entered into for the 2021 and 2020 crop years in Brazil. The 2020 crop year tobacco purchases hedges were largely entered into during the first quarter of fiscal year 2020. A portion of the 2021 crop year hedges were entered into during the first, second, and third quarters of fiscal year 2021, with more contracts expected to be entered into later in fiscal year 2021 and in the first quarter of fiscal year 2022. The Company entered into 2022 crop year purchase and processing hedges during the third quarter of fiscal year 2021. All derivative contracts related to tobacco purchases were designated and qualify as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, changes in fair values of the forward contracts have been recognized in comprehensive loss as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers. For substantially all hedge gains and losses related to 2020 crop purchases recorded in accumulated other comprehensive loss at December 31, 2020, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2021. For substantially all hedge gains and losses related to the 2021 and 2022 crop purchases recorded in accumulated other comprehensive loss at December 31, 2020, the Company expects to complete the sale of tobacco and recognize the amounts in earnings during fiscal years 2022 and 2023, respectively.
Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.
In fiscal year 2020, option contracts entered for the sale of 2020 crop year inputs were not designated for hedge accounting. The gains and losses for the 2020 crop year option contracts entered for the sale of crop inputs were recognized in earnings on a mark-to-market basis. In fiscal year 2021, option contracts entered for the sale of 2021 crop year inputs were designated and qualify as hedges of future cash flows, therefore the changes in fair value of the 2021 crop year option contracts have been recognized in accumulated other comprehensive loss and will be recognized in earnings upon the sale of the related tobacco to third-party customers. Premium payments for option contracts entered into for the sale of crop inputs in fiscal year 2020 and 2021 were expensed into earnings as incurred. For substantially all hedge gains and losses related to the 2021 crop year inputs option contracts recorded in accumulated other comprehensive loss at December 31, 2020, the Company expects to complete the sale of related tobacco to third-party customers and recognize the amounts in earnings during fiscal year 2022.
Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil.  The total notional amounts of contracts outstanding at December 31, 2020 and 2019, and March 31, 2020, were approximately $13.3 million, $33.8 million, and $8.9 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2020	2019	2020	2019

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$953	$4,797	$(3,020)	$(10,458)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(2,206)	$(606)	$(6,233)	$(831)
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$353	$779	$1,061	$2,337
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$5,757	$2,119	$3,973	$2,158
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(2,362)	$450	$(9,575)	$715
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil and Africa

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$922	$(43)	$506	$6
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.
For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil and Africa and the crop input sales in Brazil, a net hedge loss of approximately $0.9 million remained in accumulated other comprehensive loss at December 31, 2020. That balance reflects gains and losses on contracts related to the 2020, 2021, and 2022 Brazil crops, the 2021 Africa crop, and the 2021 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through December 31, 2020. The balance in accumulated other comprehensive loss associated with the 2020 Brazil crop is expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2021 as those tobaccos are sold to customers. The balance in accumulated other comprehensive loss related to the 2021 Brazil and Africa crops are expected to be recognized in earnings in fiscal year 2022 as those tobaccos are sold to customers. The balance in accumulated other comprehensive loss related to the 2022 Brazil crops is expected to be recognized in earnings in fiscal year 2023 as those tobaccos are sold to customers. The balance in accumulated other comprehensive loss associated with the 2021 Brazil crop input sales is expected to be recognized in earnings in fiscal year 2022 as those tobaccos are sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.
Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at December 31, 2020 and 2019, and March 31, 2020:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		December 31, 2020	December 31, 2019	March 31, 2020		December 31, 2020	December 31, 2019	March 31, 2020

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$—	$—	Other long-term liabilities	$33,950	$15,978	$37,163

Foreign currency exchange contracts	Other current assets	5,688	1,530	—	Accounts payable and accrued expenses	911	172	11,467
Total		$5,688	$1,530	$—		$34,861	$16,150	$48,630

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$1,625	$259	$314	Accounts payable and accrued expenses	$324	$1,038	$4,375
Total		$1,625	$259	$314		$324	$1,038	$4,375

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

Recurring Fair Value Measurements

At December 31, 2020 and 2019, and at March 31, 2020, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	December 31, 2020
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$380	$—	$—	$—	$380
Trading securities associated with deferred compensation plans	—	15,703	—	—	15,703
Foreign currency exchange contracts	—	—	7,313	—	7,313
Total financial assets measured and reported at fair value	$380	$15,703	$7,313	$—	$23,396

Liabilities
Acquisition-related contingent consideration obligations - long term	$—	$—	$—	$2,532	$2,532
Interest rate swap agreements	—	—	33,950	—	33,950
Foreign currency exchange contracts	—	—	1,235	—	1,235
Total financial liabilities measured and reported at fair value	$—	$—	$35,185	$2,532	$37,717

	December 31, 2019
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$4,003	$—	$—	$—	$4,003
Trading securities associated with deferred compensation plans	—	16,410	—	—	16,410
Foreign currency exchange contracts	—	—	1,789	—	1,789
Total financial assets measured and reported at fair value	$4,003	$16,410	$1,789	$—	$22,202

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$131	$131
Interest rate swap agreements	—	—	15,978	—	15,978
Foreign currency exchange contracts	—	—	1,211	—	1,211
Total financial liabilities measured and reported at fair value	$—	$—	$17,189	$131	$17,320

	March 31, 2020
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$4,011	$—	$—	$—	$4,011
Trading securities associated with deferred compensation plans	—	12,635	—	—	12,635
Foreign currency exchange contracts	—	—	314	—	314
Total financial assets measured and reported at fair value	$4,011	$12,635	$314	$—	$16,960

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$103	$103
Acquisition-related contingent consideration obligations - short-term	—	—	—	4,173	4,173
Acquisition-related contingent consideration obligations - long-term	—	—	—	2,532	2,532
Interest rate swap agreements	—	—	37,163	—	37,163
Foreign currency exchange contracts	—	—	15,842	—	15,842
Total financial liabilities measured and reported at fair value	$—	$—	$53,005	$6,808	$59,813

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
A reconciliation of the change in the balance of the acquisition-related contingent consideration obligation (Level 3) for the nine months ended December 31, 2020 and 2019 is provided below.

(in thousands of dollars)	Nine Months Ended December 31,
	2020	2019
Balance beginning of year	$6,705	$—
Change in fair value of contingent consideration liability	(4,173)	—
Balance at end of period	$2,532	$—
Guarantees of bank loans to tobacco growers
The majority of crop financing utilized for fiscal year 2021 in Brazil did not require guaranteed bank loans to tobacco growers, resulting in the elimination of guarantees at December 31, 2020. For the majority of crop financing prior to fiscal year 2021, the Company relied heavily on guaranteed bank loans to tobacco growers in Brazil for crop financing. In the event that the farmers defaulted on their payments to the banks, the Company would be required to perform under the guarantees. The Company regularly evaluated the likelihood of farmer defaults based on an expected loss analysis and records the fair value of its guarantees as an obligation in its consolidated financial statements. The fair value of the guarantees was determined using the expected loss data for all loans outstanding at each measurement date. The present value of the cash flows associated with the estimated losses was then calculated at a risk-adjusted interest rate that was aligned with the expected duration of the liability and included an adjustment for nonperformance risk. This approach is sometimes referred to as the “contingent claims valuation method.” Although historical loss data is an observable input, significant judgment was required in applying this information to the portfolio of guaranteed loans outstanding at each measurement date and in selecting a risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rate may result in a significantly higher or lower fair value measurement. The guarantees of bank loans to tobacco growers were therefore classified within Level 3 of the fair value hierarchy.

A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the nine months ended December 31, 2020 and 2019 is provided below.

(in thousands of dollars)	Nine Months Ended December 31,
	2020	2019
Balance at beginning of year	$103	$803
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from the portfolio)	(96)	(661)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	—	(5)
Change in discount rate and estimated collection period	(2)	(7)
Currency remeasurement	(5)	1
Balance at end of year	$—	$131

Long-term Debt

The following table summarizes the fair and carrying value of the Company’s long-term debt, including the current portion at each of the balance sheet dates December 31, 2020, and 2019 and March 31, 2020:

(in millions of dollars)	December 31, 2020	December 31, 2019	March 31, 2020
Fair market value of long term obligations	$516	$370	$370
Carrying value of long term obligations	$520	$370	$370
The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities.

Nonrecurring Fair Value Measurements

    Assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to long-lived assets, right-of-use operating lease assets and liabilities, goodwill and intangibles, and other current and noncurrent assets. These assets and liabilities fair values are also evaluated for impairment when potential indicators of impairment exist. Accordingly, the nonrecurring measurement of the fair value of these assets and liabilities are classified within Level 3 of the fair value hierarchy.

Acquisition Accounting for Business Combinations

The Company accounts for acquisitions qualifying under ASC 805, "Business Combinations," which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The fair values of consideration transferred and net assets acquired are determined using a combination of Level 2 and Level 3 inputs as specified in the fair value hierarchy in ASC 820, “Fair Value Measurements and Disclosures.” The Company believes that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events, changes in business conditions, or other circumstances provide an indication that such assets may be impaired.

CIFI

As a result of the announcement of the wind-down of the CIFI operation, an impairment of the related long-lived assets was recorded during the three months ended December 31, 2020. The long-lived assets primarily consist of buildings, processing equipment, and other manufacturing related assets. The aggregate fair value and carrying value of those assets following the impairment adjustments was approximately $6 million. The fair values of the property, plant and equipment were principally determined using a market-based approach with consideration of the assets fair values to potential third-parties. Significant judgment was required in estimating the amount and timing of the future cash flows associated with the disposition of the assets.

Tanzania

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

NOTE 13.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
(in thousands of dollars)	2020	2019	2020	2019

Service cost	$1,603	$1,529	$48	$53
Interest cost	2,403	2,678	286	322
Expected return on plan assets	(3,676)	(4,151)	(24)	(24)
Net amortization and deferral	1,120	696	(139)	(154)
Net periodic benefit cost	$1,450	$752	$171	$197

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2020	2019	2020	2019

Service cost	$4,691	$4,595	$145	$159
Interest cost	7,316	8,125	859	986
Expected return on plan assets	(11,032)	(12,557)	(72)	(80)
Net amortization and deferral	3,361	2,092	(424)	(459)
Net periodic benefit cost	$4,336	$2,255	$508	$606

During the nine months ended December 31, 2020, the Company made contributions of approximately $6.7 million to its pension plans. Additional contributions of $0.4 million are expected during the remaining three months of fiscal year 2021.

NOTE 14.   STOCK-BASED COMPENSATION

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

During the nine-month periods ended December 31, 2020 and 2019, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Nine Months Ended December 31,
(in thousands, except share fair value)	2020	2019

RSUs:
Number granted	80,650	67,040
Grant date fair value	$43.42	$57.54

PSAs:
Number granted	63,050	46,300
Grant date fair value	$34.33	$50.16

    Fair value expense for restricted stock units is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSAs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For the nine-month periods ended December 31, 2020 and 2019, the Company recorded total stock-based compensation expense of approximately $5.0 million and $4.8 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $1.1 million during the remaining three months of fiscal year 2021.

NOTE 15. OPERATING SEGMENTS

As a result of recent acquisitions of plant-based ingredients companies in fiscal year 2020 and 2021, during the three months ended December 31, 2020 management evaluated the Company’s global business activities, including product and service offerings to its customers, as well as senior management’s operational and financial responsibilities. This assessment included an analysis of how its chief operating decision maker measures business performance and allocates resources. As a result of this analysis, senior management determined the Company conducts operations across two reportable operating segments, Tobacco Operations and Ingredients Operations.
The Tobacco Operations segment activities involve selecting, procuring, processing, packing, storing, shipping, and financing leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world. Through various operating subsidiaries located in tobacco-growing countries around the world and significant ownership interests in unconsolidated affiliates, the Company processes and/or sells flue-cured and burley tobaccos, dark air-cured tobaccos, and oriental tobaccos. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, pipe tobacco, and smokeless tobacco products. Some of these tobacco types are also increasingly used in the manufacture of non-combustible tobacco products that are intended to provide consumers with an alternative to traditional combustible products. The Tobacco Operations segment also provides physical and chemical product testing and smoke testing for tobacco customers. A substantial portion of the Company’s Tobacco Operations' revenues are derived from sales to a limited number of large, multinational cigarette and cigar manufacturers.
The Ingredients Operations segment provides its customers with a broad variety of plant-based ingredients for both human and pet consumption. The Ingredients Operations segment utilizes a variety of value-added manufacturing processes converting raw materials into a wide spectrum of fruit and vegetable juices, concentrates, and dehydrated products. Customers for the Ingredients Operations segment include large multinational food and beverage companies, as well as smaller independent entities. FruitSmart, Silva, and CIFI are the primary operations for the Ingredients Operations segment. FruitSmart manufactures fruit and vegetable juices, purees, concentrates, essences, fibers, seeds, seed oils, and seed powders. Silva is primarily a dehydrated product manufacturer of fruit and vegetable based flakes, dices, granules, powders, and blends. In December 2020, the Company announced the wind-down of CIFI, a greenfield operation that primarily manufactured both dehydrated and liquid sweet potato products. See Note 4 for additional information about the wind-down of CIFI.
Universal incurs overhead expenses related to senior management, sales, finance, legal, and other functions that are centralized at its corporate headquarters, as well as functions performed at several sales and administrative offices around the world. These overhead expenses are currently allocated to the reportable operating segments, generally on the basis of volumes planned to be purchased and/or processed. Management believes this method of allocation is currently representative of the value of the related services provided to the operating segments. The Company currently evaluates the performance of its segments based on operating income after allocated overhead expenses, plus equity in the pretax earnings of unconsolidated affiliates. Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and comprehensive income were as follows, including a recast of the new reportable operating segments presentation for all periods presented below:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2020	2019	2020	2019

SALES AND OTHER OPERATING REVENUES
Tobacco Operations	$623,851	$503,839	$1,278,844	$1,274,853
Ingredients Operations	49,080	1,210	86,923	3,032
Consolidated sales and other operating revenue	$672,931	$505,049	$1,365,767	$1,277,885

OPERATING INCOME
Tobacco Operations	$84,122	$45,478	$107,658	$101,582
Ingredients Operations	(2,451)	(1,432)	(4,698)	(4,473)
Segment operating income	81,671	44,046	102,960	97,109
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (1)	(1,506)	69	(2,089)	(2,281)
Restructuring and impairment costs (2)	(19,979)	—	(19,979)	—
Add: Other income (loss)(3)	—	—	4,173	—
Consolidated operating income	$60,186	$44,115	$85,065	$94,828

(1)Equity in pretax earnings (loss) of unconsolidated affiliates is included in segment operating income (Tobacco Operations), but is reported below consolidated operating income and excluded from that total in the consolidated statements of income and comprehensive income.
(2)Restructuring and impairment costs are excluded from segment operating income, but are included in consolidated operating income in the consolidated statements of income and comprehensive income. See Note 4 for additional information.
(3)Other income represents the reversal of a portion of the contingent consideration liability associated with the acquisition of FruitSmart. See Note 3 for additional information.

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the nine months ended December 31, 2020 and 2019:

	Nine Months Ended December 31,
(in thousands of dollars)	2020	2019
Foreign currency translation:
Balance at beginning of year	$(42,923)	$(40,101)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	13,232	(960)
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	25	138
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	13,257	(822)
Balance at end of period	$(29,666)	$(40,923)

Foreign currency hedge:
Balance at beginning of year	$(12,226)	$(376)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(1,092) and $(235))	6,423	1,348
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(1,914) and $54) (1)	6,682	(89)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	13,105	1,259
Balance at end of period	$879	$883

Interest rate hedge:
Balance at beginning of year	$(27,402)	$(934)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $634 and $2,196)	(2,386)	(8,262)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(1,086) and $(175)) (2)	4,086	(1,681)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,700	(9,943)
Balance at end of period	$(25,702)	$(10,877)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(69,046)	$(54,280)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $(561) and $(304))(3)	1,273	887
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,273	887
Balance at end of period	$(67,773)	$(53,393)

Total accumulated other comprehensive loss at end of period	$(122,262)	$(104,310)
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

NOTE 17. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three and nine months ended December 31, 2020 and 2019 is as follows:

	Three Months Ended December 31, 2020			Three Months Ended December 31, 2019
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of three-month period	$1,239,500	$39,376	$1,278,876	$1,298,659	$39,924	$1,338,583

Changes in common stock
Repurchase of common stock	—	—	—	(1,956)	—	(1,956)
Accrual of stock-based compensation	1,334	—	1,334	1,159	—	1,159
Dividend equivalents on RSUs	255	—	255	258	—	258

Changes in retained earnings
Net income	33,273	7,168	40,441	25,966	3,352	29,318
Cash dividends declared
Common stock	(18,877)	—	(18,877)	(18,768)	—	(18,768)
Repurchase of common stock	—	—	—	(5,830)	—	(5,830)
Dividend equivalents on RSUs	(254)	—	(254)	(258)	—	(258)

Other comprehensive income (loss)	15,294	(54)	15,240	10,566	139	10,705
Balance at end of period	$1,270,525	$46,490	$1,317,015	$1,309,796	$43,415	$1,353,211

	Nine Months Ended December 31, 2020			Nine Months Ended December 31, 2019
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,246,665	$42,619	$1,289,284	$1,337,087	$42,791	$1,379,878

Changes in common stock
Repurchase of common stock	—	—	—	(4,930)	—	(4,930)
Accrual of stock-based compensation	5,042	—	5,042	4,846	—	4,846
Withholding of shares from stock-based compensation for grantee income taxes	(1,949)	—	(1,949)	(2,883)	—	(2,883)
Dividend equivalents on RSUs	755	—	755	755	—	755

Changes in retained earnings
Net income	48,049	7,541	55,590	56,115	3,845	59,960
Cash dividends declared
Common stock	(56,617)	—	(56,617)	(56,626)	—	(56,626)
Repurchase of common stock	—	—	—	(15,194)	—	(15,194)
Dividend equivalents on RSUs	(755)	—	(755)	(755)	—	(755)

Other comprehensive income (loss)	29,335	25	29,360	(8,619)	138	(8,481)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(3,695)	(3,695)	—	(3,359)	(3,359)
Balance at end of period	$1,270,525	$46,490	$1,317,015	$1,309,796	$43,415	$1,353,211

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the terms “we,” “our,” “us” or “Universal” or the “Company” refer to Universal Corporation together with its subsidiaries. This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: impacts of the ongoing COVID-19 pandemic; integration of FruitSmart Inc. ("FruitSmart") and Silva International, Inc. ("Silva") and the impact of the FruitSmart and Silva acquisitions on future results; product purchased not meeting quality and quantity requirements; reliance on a few large customers; our ability to maintain effective information systems and safeguard confidential information; anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; impacts of regulation and litigation on our customers; industry-specific risks related to our plant-based ingredient businesses; exposure to certain regulatory and financial risks related to climate change; changes in estimates and assumptions underlying our critical accounting policies; the promulgation and adoption of new accounting standards; new government regulations and interpretation of existing standards and regulations; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

Results of Operations

Amounts described as net income (loss) and earnings (loss) per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries. Adjusted operating income (loss), adjusted net income (loss) attributable to Universal Corporation, adjusted diluted earnings (loss) per share, and the total for segment operating income (loss) referred to in this discussion are non-GAAP financial measures. These measures are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for operating income (loss), net income (loss) attributable to Universal Corporation, diluted earnings (loss) per share, cash from operating activities or any other operating or financial performance measure calculated in accordance with GAAP, and may not be comparable to similarly-titled measures reported by other companies. A reconciliation of adjusted operating income (loss) to consolidated operating (income), adjusted net income (loss) attributable to Universal Corporation to consolidated net income (loss) attributable to Universal Corporation and adjusted diluted earnings (loss) per share to diluted earnings (loss) per share are provided in Other Items below. In addition, we have provided a reconciliation of the total for segment operating income (loss) to consolidated operating income (loss) in Note 15. "Operating Segments" to the consolidated financial statements. Management evaluates the consolidated Company and segment performance excluding certain significant charges or credits. We believe these non-GAAP financial measures, which exclude items that we believe are not indicative of our core operating results, provide investors with important information that is useful in understanding our business results and trends.

Overview

Tobacco shipments in the third quarter of fiscal year 2021 exceeded our previous expectations as customer mandated timing for some shipments forecast for the fourth fiscal quarter were accelerated into the third fiscal quarter. As a result, total tobacco shipment volumes for the nine months ended December 31, 2020, are similar to those of the prior year’s comparable fiscal period. The majority of our remaining committed tobacco orders for the 2020 crop are packed and ready to ship, and we expect sustained strong tobacco shipment volumes in our fourth fiscal quarter of 2021 barring any unforeseen events including changes in shipment timing. In addition, our uncommitted tobacco inventory levels remain within our target range. We continue to believe our adjusted operating income for fiscal year 2021, which excludes restructurings and certain costs for acquisitions, will materially exceed that for fiscal year 2020, barring any unforeseen events including shipment delays due to lack of vessel or container availability, port congestion, or COVID-19 related uncertainties.

Net income for the quarter ended December 31, 2020, was $33.3 million, or $1.34 per diluted share, compared with net income of $26.0 million, or $1.04 per diluted share, for the prior year’s third fiscal quarter. Excluding restructuring and impairment costs and certain other non-recurring items, detailed in Other Items below, net income and diluted earnings per share increased by $27.5 million and $1.11, respectively, for the quarter ended December 31, 2020, compared to the quarter ended December 31, 2019. Operating income for the third quarter of fiscal year 2021 increased to $60.2 million compared to $44.1 million for the three months ended December 31, 2019.

Net income for the nine months ended on December 31, 2020, was $48.0 million, or $1.94 per diluted share, compared with $56.1 million, or $2.23 per diluted share, for the same period of the prior fiscal year. Excluding restructuring and impairment costs and certain other non-recurring items, detailed in Other Items below, net income and diluted earnings per share increased by $3.4 million and $0.18, respectively, for the nine months ended December 31, 2020, compared to the nine months ended December 31, 2019. Operating income of $85.1 million for the nine months ended December 31, 2020, decreased by $9.8 million, compared to operating income of $94.8 million for the nine months ended December 31, 2019. Adjusted operating income, detailed in Other Items below, of $107.6 million increased by $10.9 million for the nine months ended December 31, 2020, compared to adjusted operating income of $96.7 million for the same period in the prior fiscal year.

Segment operating income was $103.0 million for the nine months ended December 31, 2020, an increase of $5.9 million, and for the quarter ended December 31, 2020, was $81.7 million, an increase of $37.6 million, both compared to the same periods last fiscal year. Results for the nine months and quarter ended December 31, 2020, reflected earnings improvements in the Tobacco Operations segment, primarily on strong tobacco shipment volumes in the third fiscal quarter, compared to the same periods in the prior fiscal year. Consolidated revenues increased by $87.9 million to $1.4 billion for the nine months ended December 31, 2021, and by $167.9 million to $672.9 million for the three months ended December 31, 2020, compared to the same periods in fiscal year 2020, on the strong tobacco shipment volumes in the third fiscal quarter and the addition of businesses acquired in calendar year 2020 to the Ingredients Operations segment.

We have also made considerable progress towards delivering on our capital allocation strategy in the third fiscal quarter of 2021. One pillar of this strategy is to deliver shareholder value through building and enhancing our plant-based ingredients platform. On October 1, 2020, we acquired Silva International, Inc., a natural, specialty dehydrated vegetable, fruit, and herb processing company. We have been working diligently throughout the quarter on integrating and exploring opportunities for synergies between our recently acquired businesses, FruitSmart and Silva. During this process, we concluded that CIFI, our sweet potato processing operation which we built from the ground up, was not a strategic fit for the platform’s long-term objectives due in part to its single-product focused, high capacity processing line and ongoing international competitor pricing pressures. We made the difficult but prudent decision to wind down the operation.

Given our significant and strategic investments in our plant-based ingredients platform, we evaluated our operating segments for financial reporting purposes during the quarter ended December 31, 2020. Based on our evaluation, we determined that we conduct our operations across two primary reportable operating segments, Tobacco Operations and Ingredients Operations. The revised segments reflect how we manage the Company, allocate resources, and assess business performance. Prior period segment information has been recast retrospectively to reflect these changes.

We are pleased with the ongoing integration of our plant-based ingredients platform, and with these acquisitions, we continue to expect the new platform will generate between 10% and 20% of our EBITDA in our fiscal year 2022, ahead of our capital allocation strategy objectives. We are excited about our plant-based ingredients platform and its potential for future success. We also remain committed to our role as the leading global leaf tobacco supplier. Supported by our compliance and sustainability programs, we continue to see opportunities to increase market share and enhance our leaf tobacco businesses.

Tobacco Operations

Operating income for the Tobacco Operations segment increased by $6.1 million to $107.7 million for the nine months and by $38.4 million to $84.1 million for the quarter ended December 31, 2020, compared with the same periods for fiscal year 2020. Strong tobacco shipment volumes in the third fiscal quarter benefited Tobacco Operations segment results for both the three and nine months ended December 31, 2020, and year-to-date tobacco shipment volumes as of December 31, 2020, were similar to those in the same period of fiscal year 2020. In the nine months ended December 31, 2020, increases in shipments of carryover crop tobaccos largely offset decreases in shipments of current crop tobacco caused in part by customer mandated shipment timing that has pushed some current crop shipments into our fourth fiscal quarter, compared to the same period in the prior fiscal year.

In the nine months ended December 31, 2020, sales volumes were up in Brazil and the United States on higher sales of carryover crop tobacco, while volumes decreased in Africa on weather reduced crop sizes, compared to the nine months ended December 31, 2019. In the quarter ended December 31, 2020, increased shipments of carryover tobacco from Africa, the United States, and Brazil, higher current crop shipments from Africa, and timing of receipt of distributions from unconsolidated affiliates benefited Tobacco Operations segment results, compared to the third quarter of fiscal year 2020. Segment results were also up in the nine months and quarter ended December 31, 2020, compared to the same periods in the prior fiscal year, on a favorable product mix and continued strong demand for wrapper tobaccos. Selling, general, and administrative costs for the segment were lower for the nine months and flat for the quarter ended December 31, 2020, compared to the same periods in the prior fiscal year. In the nine months ended December 31, 2020, selling, general, and administrative costs for the segment declined largely on favorable net foreign currency remeasurement comparisons, mainly in Indonesia, Brazil, and the Philippines, and lower travel costs. Revenues for the Tobacco Operations segment of $1.3 billion for the nine months and $623.9 million for the quarter ended December 31, 2020, were flat and up $120.0 million, respectively, compared to the same periods in the prior fiscal year, on tobacco shipment volumes and a more favorable sales mix in the third fiscal quarter.

Ingredients Operations

As part of our capital allocation strategy to build and enhance our plant-based ingredients platform, we acquired two companies, FruitSmart on January 1, 2020, and Silva on October 1, 2020, and results for these operations are not included in the segment results for the comparable prior periods ended December 31, 2019. The operating loss for the Ingredients Operations segment was $4.7 million and $2.5 million, respectively, for the nine months and quarter ended December 31, 2020, compared to an operating loss of $4.5 million and $1.4 million, respectively, for the nine months and quarter ended December 31, 2019. In addition, results for the segment included costs from amortization of intangibles related to the acquisitions, which totaled $4.0 million and $2.4 million, respectively, in the nine months and quarter ended December 31, 2020, as well as a purchase accounting adjustment of $2.8 million that also reduced our results for the segment in the nine months and quarter ended December 31, 2020. Although results improved for our CIFI business in the nine months ended December 31, 2020, compared to the same period in the prior fiscal year, we made the strategic decision to wind down that operation in the quarter ended December 31, 2020. Our FruitSmart operations results for the first nine months of fiscal year 2021 were dampened by a less favorable product mix due to changes in customer demand as the ongoing COVID-19 pandemic reduced capacity at social venues that use FruitSmart products. Selling, general, and administrative expenses increased in the nine months and quarter ended December 31, 2020, on the addition of the acquired businesses. Revenues for the Ingredients Operations segment of $86.9 million for the nine months and $49.1 million for the quarter ended December 31, 2020, were up $83.9 million and $47.9 million, respectively, compared to the same periods in the prior fiscal year, on the addition of the revenues for the acquired businesses.

COVID-19 Pandemic Impact

On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) a pandemic. Foreign governmental organizations and governmental organizations in the United States have taken various actions to combat the spread of COVID-19, including imposing stay-at-home orders and closing “non-essential” businesses and their operations. We continue to closely monitor developments related to the ongoing COVID-19 pandemic and have taken and continue to take steps intended to mitigate the potential risks to us. It is paramount that our employees who operate our businesses are safe and informed. We have assessed and regularly update our existing business continuity plans for our business in the context of this pandemic. For example, we have taken precautions with regard to employee and facility hygiene, imposed travel limitations on our employees, directed certain employee groups to work remotely whenever possible, and we continue to assess protocols designed to protect our employees, customers and the public.

We continue to work with our suppliers to mitigate the impacts to our supply chain due to the ongoing pandemic. To date, we have not experienced a material impact to our supply chain, although the ongoing COVID-19 pandemic has resulted in delays in certain operations. In addition, our plant-based ingredients platform has seen some shifts in product mix due to the ongoing COVID-19 pandemic related to changes in customer demand. Since March 2020, we have at times also experienced increased volatility in foreign currency exchange rates, which we believe is in part related to the continued uncertainties from COVID-19, as well as actions taken by governments and central banks in response to COVID-19. We expect continued volatility in foreign currency exchange rates during fiscal year 2021, though we cannot reasonably estimate the duration or extent of that volatility.

We continue to monitor the impacts of the ongoing COVID-19 pandemic, which include slower processing of our products due to controlled staffing in our facilities that could lead to further delays of shipments to our customers. We believe we currently have sufficient liquidity to meet our current obligations and our business operations remain fundamentally unchanged other than shipping delays, which could continue to impact quarterly comparisons. This is, however, a rapidly evolving situation, and we cannot predict the extent, resurgence, or duration of the ongoing COVID-19 pandemic, the effects of it on the global, national or local economy, including the impacts on our ability to access capital, or its effects on our business, financial position, results of operations, and cash flows. We continue to monitor developments affecting our employees, customers and operations. We will take additional steps to address the spread of COVID-19 and its impacts, as necessary, and remain thankful for the hard work of our employees and the continued support of our customers, growers, and other partners during these challenging times.

Other Items

Cost of goods sold in the nine months and quarter ended December 31, 2020, increased by 29% and 7% to $1.1 billion and $533.4 million, respectively, both compared with the same periods in the prior fiscal year, as a result of tobacco shipment volumes and the acquisition of businesses in the Ingredients Operations segment. Selling, general, and administrative costs for the nine months and quarter ended December 31, 2020, increased by $8.3 million to $161.2 million and by $10.5 million to $59.3 million, respectively, compared to the same periods in the prior fiscal year, on the business acquisitions in the Ingredients Operations segment. Increases in selling, general, and administrative costs in the nine months ended December 31, 2020, were partially offset by positive foreign currency remeasurement and exchange variances, primarily in Indonesia, Brazil, and the Philippines, and lower travel costs, compared with the same period in the prior year.

For the nine months and quarter ended December 31, 2020, our consolidated effective tax rate was 19% and 26%, respectively. For the nine months ended December 31, 2020, income tax expense included a $4.4 million benefit for final tax regulations regarding the treatment of dividends paid by foreign subsidiaries and a $2.9 million benefit in the third fiscal quarter of 2021 due to amending and finalizing prior year returns. Without these benefits, the consolidated effective tax rate for the nine months and quarter ended December 31, 2020, would have been approximately 29% and 32%, respectively.

Our consolidated effective tax rates for the nine months and quarter ended December 31, 2019, were approximately 30% and 26%, respectively. Income tax expense for the nine months ended December 31, 2019 included a $2.8 million net tax accrual for an unresolved tax matter at a foreign subsidiary and a $1.5 million benefit in the third fiscal quarter of 2020 due to amending and finalizing prior year returns. Without the effect of these items, the consolidated effective tax rate for the nine months and quarter ended December 31, 2019, would have been 29% and 30%, respectively.

The following tables set forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2020	2019	2020	2019
As Reported: Consolidated operating income	$60,186	$44,115	$85,065	$94,828
Silva acquisition purchase accounting adjustment (1)	2,800	—	2,800	—
Transaction costs for acquisitions(2)	2,252	939	3,915	1,864
Restructuring and impairment costs(3)	19,979	—	19,979	—
Fair value adjustment to contingent consideration for FruitSmart acquisition(4)	—	—	(4,173)	—
Adjusted operating income	$85,217	$45,054	$107,586	$96,692

Adjusted Net Income and Diluted Earnings Per Share
(in thousands and reported net of income taxes)	Three Months Ended December 31,		Nine Months Ended December 31,
(all amounts are reported net of income taxes)	2020	2019	2020	2019
As Reported: Net income available to Universal Corporation	$33,273	$25,966	$48,049	$56,115
Silva acquisition purchase accounting adjustment (1)	2,800	—	2,800	—
Transaction costs for acquisitions(2)	2,252	939	3,915	1,864
Restructuring and impairment costs(3)	16,100	—	16,100	—
Fair value adjustment to contingent consideration for FruitSmart acquisition(4)	—	—	(4,173)	—
Interest expense related to an uncertain tax matter at a foreign subsidiary	—	—	1,849	—
Income tax benefit from dividend withholding tax liability reversal(5)	—	—	(4,421)	—
Income tax settlement for a foreign subsidiary(6)	—	—	—	2,766
Adjusted net income available to Universal Corporation	$54,425	$26,905	$64,119	$60,745

As reported: Diluted earnings per share	$1.34	$1.04	$1.94	$2.23
As adjusted: Diluted earnings per share	$2.19	$1.08	$2.59	$2.41
(1)The Company recognized an increase in cost of goods sold in the third quarter of fiscal year 2021, relating to the expensing of a fair value adjustment to inventory associated with the initial acquisition accounting for Silva. This cost is not deductible for U.S. income tax purposes.
(2)The Company incurred selling, general, and administrative expenses for due diligence and other transaction costs associated with the acquisitions of Silva (effective October 1, 2020) and FruitSmart (effective January 1, 2020). These costs are not deductible for U.S. income tax purposes.
(3)Restructuring and impairment costs are included in consolidated operating income in the consolidated statements of income, but excluded for purposes of Adjusted operating income, Adjusted net income available to Universal Corporation, and Adjusted diluted earnings per share. See Note 4 for additional information.
(4)The Company reversed a portion of the contingent consideration liability for the FruitSmart acquisition, as a result of certain performance metrics that are not expected to meet the required threshold stipulated in the purchase agreement.
(5)The Company recognized an income tax benefit for final U.S. tax regulations on certain dividends paid by foreign subsidiaries in a prior fiscal year.
(6)During the first quarter of fiscal year 2020, the Company recognized an income tax settlement charge related to operations at a foreign subsidiary.

Liquidity and Capital Resources

Overview

After significant seasonal working capital investment in the first half of the fiscal year, we generally see tobacco inventory levels and other working capital items decrease in the second half of our fiscal year as tobacco crops in Africa, South America, and North America are being shipped. We saw the beginning of the seasonal contraction in our working capital requirements by the end of the third quarter of fiscal year 2021. Our operations generated operating cash flows, and cash balances increased in the three months ended December 31, 2020. Our working capital needs in the nine months ended December 31, 2020, were lower than normal in part due to lower green leaf tobacco prices, mainly resulting from a strong U.S. dollar, and smaller African crop sizes. We funded our working capital needs in the nine months ended December 31, 2020, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. We saw strong tobacco crop shipments in the third quarter of fiscal year 2021 and expect this shipping pattern will continue in the fourth fiscal quarter.

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

At this time, COVID-19 has not had a material impact on our supply chain, other than indirect currency market disruptions caused by the pandemic in the quarter ended March 31, 2020. COVID-19 has, however, resulted in shipment delays in certain operations, and our plant-based ingredients platform has seen some shifts in product mix due to COVID-19 related changes in customer demand. Despite these impacts, we anticipate our current cash balances, cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements for at least the next twelve months. However, given the uncertainty of future impacts from COVID-19, including delays in timing of some shipments, the duration of our working capital needs could be extended.

Our balance sheet at December 31, 2020, also reflects our acquisitions of FruitSmart and Silva in our Ingredients Operations segment during calendar year 2020. These acquisitions significantly increased our goodwill and other intangibles balance and were financed using a combination of cash on hand and borrowings under our committed revolving credit facility, a portion of which was subsequently converted to long-term debt.

Operating Activities

We generated about $38.6 million in net cash flows to fund our operations during the nine months ended December 31, 2020. That amount was $211.5 million higher than during the same period last fiscal year. We did not require as much working capital to fund our operations during the nine months ended December 31, 2020, due to lower green leaf tobacco prices. Tobacco inventory levels increased by $107.0 million from March 31, 2020 levels to $814.3 million at December 31, 2020, on seasonal leaf purchases. Tobacco inventory levels at December 31, 2020, were $123.4 million below December 31, 2019 levels, on carryover crop sales, lower green leaf tobacco prices, and lower purchases of African crops in part due to weather-reduced crop sizes. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with tobacco farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At December 31, 2020, our uncommitted tobacco inventories were $155.7 million, or about 19% of total tobacco inventory, compared to $175.0 million, or about 25% of our March 31, 2020 tobacco inventory, and $197.7 million, or about 21% of our December 31, 2019 tobacco inventory. The level of these uncommitted tobacco inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Our balance sheet accounts reflected seasonal patterns in the nine months ended December 31, 2020, on deliveries of tobacco crops by farmers in South America, Africa, and North America. Cash and cash equivalent balances and accounts receivable decreased by $12.0 million from March 31, 2020 levels, as we used cash, including collections on receivables, to fund seasonal working capital needs. Advances to suppliers were $102.8 million at December 31, 2020, a reduction of $31.0 million from March 31, 2020, as tobacco crops were delivered in payment of those balances, net of new advances on current tobacco crops. Other inventories and goodwill and other intangibles were up by $45.1 million and $110.7 million, respectively, from March 31, 2020 levels, mainly due to an acquisition in our Ingredients Operations segment. Notes payable and overdrafts was up $51.6 million from March 31, 2020 levels, on seasonal tobacco increases.

Cash and cash equivalent balances of $95.4 million at December 31, 2020, were up $30.7 million, compared to balances at December 31, 2019, on lower working capital requirements largely offset by the funding of the FruitSmart acquisition in January 2020 with cash on hand. Accounts receivable were up $82.7 million at December 31, 2020, compared to December 31, 2019, on tobacco shipment timing and the inclusion of the Silva acquisition. Other inventories and accounts payable and accrued expenses were also up $59.7 million and $26.3 million, respectively, in the third quarter of fiscal year 2021 compared to the third fiscal quarter of fiscal year 2020, mainly on the acquisitions in the Ingredients Operations segment. Notes payable and overdrafts of $129.6 million at December 31, 2020, were up $37.0 million compared to December 31, 2019, largely on lower fiscal year opening cash balances to fund working capital requirements this fiscal year.

Investing Activities

Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities in non-tobacco industries and markets that utilize our assets and capabilities; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return as well as leverage our assets and expertise or enhance our farmer base. In line with our capital allocation strategy, we acquired Silva for approximately $164 million on October 1, 2020. The acquisition expands our plant-based ingredients platform, and we expect it to enable us to offer customers a single source for vegetable and fruit ingredients solutions.

Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the nine months ended December 31, 2020 and 2019, we invested about $33.8 million and $21.7 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $28.6 million and $27.5 million for the nine months ended December 30, 2020 and 2019, respectively. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. We currently expect to spend approximately $45 to $55 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.

On November 5, 2020, we announced that our Board of Directors had approved a new share repurchase program, which replaced the expiring November 2017 share repurchase program, for the purchase of up to $100 million of our common stock through November 15, 2022. Under the new program, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended December 31, 2020, we did not purchase any shares of common stock, and as of December 31, 2020, approximately 24.5 million shares of our common stock were outstanding.

Financing Activities

On October 1, 2020, we acquired Silva for approximately $164 million. We financed the acquisition using cash-on-hand and borrowings under our committed revolving credit facility. On December 17, 2020, we amended our bank credit agreement, originally dated as of December 20, 2018, to increase the amount of the term A-1 loans which mature in December 2023 by an additional $75 million and the amount of term A-2 loans which mature in December 2025 by an additional $75 million. We also amended the definition of Consolidated EBITDA under the agreement to (i) exclude the effects of any non-cash purchase accounting adjustments, (ii) make pro forma adjustments for material acquisitions and material dispositions and (iii) permit adjustments for certain transaction fees and expenses related to the amendment and any material acquisition or material disposition. All other material terms and conditions of the bank credit agreement remain in full force and effect. We used the proceeds from the term loans to repay borrowings under the committed revolving credit facility.

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization was approximately 31% at December 31, 2020, up from the December 31, 2019 level of approximately 24%, largely on increased borrowings due in part to the funding of the FruitSmart acquisition in January 2020 and the Silva acquisition in October 2020, and up from the March 31, 2020 level of approximately 22%. As of December 31, 2020, we had $95.4 million in cash and cash equivalents, our short-term debt totaled $129.6 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of December 31, 2020, we had $410 million available under a committed revolving credit facility that will mature in December 2023, and we had about $180 million in unused, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration statement that provides for future issuance of additional securities. We have no long-term debt maturing until fiscal year 2024. Our seasonal working capital requirements for our tobacco business typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At December 31, 2020, the fair value of our outstanding interest rate swap agreements was a liability of about $33.9 million, and the notional amount swapped was $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco, related processing costs, and crop input sales in Brazil, as well as our net monetary balance sheet exposures in local currency there. We generally account for our hedges of forecasted tobacco purchases as cash flow hedges. At December 31, 2020, the fair value of our open hedges was a net asset of about $4.8 million. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net asset of about $1.3 million at December 31, 2020.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding the $370 million of our bank term loans that was converted to fixed-rate borrowings with interest rate swaps in February 2019, debt carried at variable interest rates was approximately $280 million at December 31, 2020. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $2.8 million, that amount would be at least partially mitigated by changes in charges to customers.

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

We have excluded FruitSmart, Inc. ("FruitSmart") and Silva International, Inc. ("Silva"), our wholly-owned subsidiaries which are included in our Consolidated Financial Statements, from our assessment of internal control over financial reporting as of December 31, 2020. FruitSmart and Silva represented 13% of consolidated total assets as of December 31, 2020 and 6% of consolidated sales and other operating revenues, respectively, for the nine months then ended. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended December 31, 2020:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October 1-31, 2020	—	$—	—	$56,129,802
November 1-30, 2020	—	—	—	100,000,000
December 1-31, 2020	—	—	—	100,000,000
Total	—	$—	—	$100,000,000
(1)Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.

(2)Amounts listed for average price paid per share include broker commissions paid in the transactions.

(3)A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 5, 2020. This stock repurchase plan authorizes the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions through November 15, 2022 or when we have exhausted the funds authorized for the program, subject to market conditions and other factors.

 ITEM 6.   EXHIBITS

2.1
Purchase Agreement, dated as of September 8, 2020, by and among Universal Corporation, Silva International, Inc., the Sellers named therein, Torsten Steinhaus, the Representative (incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed September 8, 2020, File No. 001-00652)

10.1	Executive change in control severance policy

10.2
Amendment No. 1 to the Credit Agreement, dated as of December 17, 2020, among Universal Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Truist Bank and AgFirst Farm Credit Bank, as Co-Syndication Agents and Keybank National Association and Capital One National Association as Co-Documentation Agents (incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed December 18, 2020, File No. 001-00652)

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

Date:	February 8, 2021	UNIVERSAL CORPORATION
(Registrant)

/s/ Johan C. Kroner
Johan C. Kroner, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott J. Bleicher
Scott J. Bleicher, Vice President and Controller
(Principal Accounting Officer)