Form 10-K
period 2021-03-31
UNIVERSAL CORP /VA/
filed 2021-05-28
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE FISCAL YEAR ENDED	MARCH 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates, based upon the closing sales price on the New York Stock Exchange of the registrant's common stock on September 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.3 billion.
As of May 25, 2021, the total number of shares of common stock outstanding was 24,514,867.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant's 2021 Proxy Statement for the 2021 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended March 31, 2021.

UNIVERSAL CORPORATION
FORM 10-K

Forward-Looking Statements
This Annual Report on Form 10-K, which we refer to herein as our Annual Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Among other things, these statements relate to Universal Corporation’s financial condition, results of operations and future business plans, operations, opportunities, and prospects. In addition, Universal Corporation and its representatives may make written or oral forward-looking statements from time to time, including statements contained in other filings with the Securities and Exchange Commission (the “SEC”) and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: impacts of the ongoing COVID-19 pandemic; anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation and other stakeholder expectations; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; impacts of regulation and litigation on our customers; success in pursuing strategic investments or acquisitions and integration of new businesses and the impact of these new businesses on future results; and general economic, political, market, and weather conditions. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors.” We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. In addition, the discussion of the impact of current trends on our business in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions” in Item 7 should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report.
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

PART I
Item 1.   Business
A.    The Company
Overview
We are a global business-to-business agri-products supplier to consumer product manufacturers, operating in over 30 countries on five continents that sources and processes leaf tobacco and plant-based ingredients. Tobacco has been our principal focus since our founding in 1918, and we are the leading global leaf tobacco supplier. Through our plant-based ingredients platform, we provide a variety of value-added manufacturing processes to produce high-quality, specialty vegetable and fruit-based ingredients for the food and beverage end markets. The largest portion of our business involves procuring and processing flue-cured and burley leaf tobacco for manufacturers of consumer tobacco products. We do not manufacture any direct to consumer products. Rather, we support consumer product manufacturers by selling them processed raw products and performing related services for them.
Recognizing that leaf tobacco is a mature industry, we have been positioning our company for the future by investing in strengthening our plant-based agri-product services platform, while maintaining our position as the leading global leaf tobacco supplier. In fiscal year 2021, we made considerable progress towards building and enhancing our plant-based ingredients platform. On October 1, 2020, we acquired Silva International, Inc. (“Silva”), a natural, specialty dehydrated vegetable, fruit, and herb processing company. We have been integrating and exploring opportunities for synergies between our recently acquired businesses, FruitSmart, Inc. (“FruitSmart”), acquired on January 1, 2020, and Silva.
We generated approximately $2.0 billion in consolidated revenues and earned $147.8 million in total operating income and $169.2 million in total segment operating income in fiscal year 2021. Universal Corporation is a holding company that operates through numerous directly and indirectly owned subsidiaries. Universal Corporation’s primary subsidiaries are Universal Leaf Tobacco Company, Incorporated and Universal Global Ventures, Incorporated. See Exhibit 21, “Subsidiaries of the Registrant,” for additional subsidiary information.
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

B.    Description of Business
Given the significant and strategic investments in our plant-based ingredients platform in fiscal years 2020 and 2021, we evaluated our operating segments for financial reporting purposes during the quarter ended December 31, 2020. Based on our evaluation, we determined that we conduct our operations across two primary reportable operating segments, Tobacco Operations and Ingredients Operations. The revised segments reflect how we manage our Company, allocate resources, and assess business performance. Prior period segment information has been recast retrospectively to reflect these changes.
Tobacco Operations
Our primary business is selecting, procuring, financing, processing, packing, storing, and shipping leaf tobacco for sale to manufacturers of consumer tobacco products throughout the world. Procuring leaf tobacco involves contracting with, providing agronomy support to, and financing farmers in many origins. We do not manufacture cigarettes or other consumer tobacco products. Rather, we support consumer product manufacturers by selling them processed leaf tobacco and performing related services for them. Through various operating subsidiaries and unconsolidated affiliates located in tobacco-growing origins around the world, we contract, purchase, process, and sell flue-cured and burley tobaccos, as well as dark air-cured and oriental tobaccos. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes as well as in shisha, and dark air-cured tobaccos are used mainly in the manufacture of cigars, natural wrapped cigars and cigarillos, smokeless, and pipe tobacco products. Some of these tobacco types are also increasingly used in the manufacture of non-combustible tobacco products that are intended to provide consumers with an alternative to traditional combustible tobacco products. We also provide value-added services to our customers, including blending, chemical and physical testing of tobacco, service cutting for select manufacturers, manufacturing reconstituted leaf tobacco, and managing just-in-time inventory.
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
In addition to our leaf tobacco business, we are involved in other smaller-scale tobacco opportunities. Our wholly-owned subsidiary, AmeriNic, Inc., produces liquid nicotine for next generation tobacco products. AmeriNic’s products are manufactured under stringent United States Pharmacopeia ("USP") standards. Global Laboratory Services, Inc., another wholly-owned subsidiary, provides testing for crop protection agents and tobacco constituents in seed, leaf, and finished products, including e-cigarette liquids and vapors. Analytical services include chemical compound testing in finished tobacco products and mainstream smoke. We also have a business that recycles waste materials from tobacco production.
We believe that by following several key operating principles in our tobacco operations we can continue to produce good financial returns and enhance shareholder value. These key operating principles are:
•Strategic market position. We work closely with both our customers and our suppliers to ensure that we deliver a product that meets our customers' needs while cultivating a strong, sustainable supplier base. We balance product purchases against indicated customer demand and maintain global procurement and production operations to maximize supply chain efficiencies.
•Strong local management. Having strong local management in all of our key supply origins allows us to identify and react to constantly shifting market conditions. Empowered and experienced local management, coupled with global coordination, affords us the flexibility and knowledge necessary to adapt quickly in order to continually deliver high quality, competitively-priced products and services.
•Compliant products. Customers expect a sustainable supply of compliant, traceable, competitively-priced product, and we believe that we lead in delivering these products. Among other initiatives, we invest in training farmers in good agricultural practices ("GAP") that encompass crop quality, sustainability, environmental stewardship and agricultural labor standards.

•Diversified sources. Our business is reliant on a strong and resilient supply chain, which enables us to deliver a stable supply of quality products to our customers. We operate in over 30 countries on five continents and maintain a presence in all major flue-cured, burley, oriental, and dark air-cured tobacco origin markets. This global presence allows us to meet our customers' diverse product requirements while minimizing the effects of adverse crop conditions and other localized supply disruptions.
•Financial strength. Financial strength is critical and enables us to fund our global operations efficiently and to facilitate investment when suitable opportunities arise. Management of liquidity, interest expense, and capital costs provides us with a competitive advantage, affords us flexibility when responding to customer requirements and market changes, and allows us to enhance shareholder value.
With respect to our leaf tobacco business, we generate our revenues from product sales of processed, packed tobacco that we source, from processing fees for tobacco owned by third parties, and from fees for other services. Sales to our largest customers, with whom we have longstanding relationships, have accounted for more than two-thirds of our consolidated revenues for each of the past three fiscal years. Our sales consist primarily of flue-cured and burley tobaccos. For the fiscal year ended March 31, 2021, our Tobacco Operations segment accounted for 93% of our revenues and almost all of our segment operating income.
We conduct our leaf tobacco business in varying degrees in a number of countries, including Bangladesh, Brazil, Canada, the Dominican Republic, Ecuador, France, Germany, Guatemala, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Paraguay, the People’s Republic of China, the Philippines, Poland, Russia, Singapore, South Africa, Spain, Switzerland, Tanzania, the United Arab Emirates, the United States, and Zimbabwe. In addition, our oriental tobacco joint venture, Socotab, L.L.C. has operations in Bulgaria, Greece, the Republic of North Macedonia, and Turkey.
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
We are a major purchaser and processor in the primary exporting regions for flue-cured and burley tobacco throughout the world. Africa, Brazil, and the United States produce approximately two-thirds of the flue-cured and burley tobacco grown outside of China. We estimate that over the last five years we have handled, through leaf sales or processing, on average between 25% and 35% of the annual production of such tobaccos in Africa, between 35% and 45% and the United States, and between 15% and 25% in Brazil. These percentages can change from year to year based on the size, price, and quality of the crops. We participate in the procurement, processing, storage, and sale of oriental tobacco through ownership of a 49% equity interest in Socotab, L.L.C., a leading supplier of oriental tobaccos. In addition, we maintain a presence, and in certain cases, a leading presence, in all other major tobacco growing regions in the world. We believe that our leading position in the leaf tobacco industry is based on our volumes handled, our operating presence in all of the major sourcing areas, our ability to meet customer style, volume, and quality requirements, our expertise in dealing with large numbers of farmers, our long-standing relationships with customers, our development of processing equipment and technologies, and our financial position which enables us to make strategic investments in our business. The efficiencies that we offer our customers, due to our established network of operational expertise and infrastructure on the ground and our ability to market most styles and grades of leaf to a diverse customer base, are also key to our success.
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
In the majority of the countries where we operate, we contract directly with tobacco farmers or tobacco farmer cooperatives. In most countries outside the United States and the European Union, we advance seed or seedlings, fertilizer, and other agricultural inputs to farmers. These advances are repaid by farmers with the tobacco they produce. We are dedicated to promoting a sustainable farmer base and provide our farmers with agronomy support. Our GAP programs educate farmers in such matters as the reduction of non-tobacco related materials, product traceability, environmental sustainability, agricultural labor standards, and social responsibility.
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
Seasonality
Our tobacco operations are seasonal in nature. Tobacco in Brazil is usually purchased from January through July, while buying in Malawi, Mozambique, Zimbabwe, and other African countries typically begins around April and continues through November. Farmers begin to sell U.S. flue-cured tobacco in late July, and the marketing season lasts for approximately four months.
We normally operate each of our tobacco processing plants for seven to nine months of the year. During this period for each region, inventories of green tobacco, inventories of processed tobacco, and trade accounts receivable normally reach peak levels in succession. We normally finance this expansion of current assets with cash, short-term borrowings from banks, and customer advances, and these funding sources normally reach their peak usage in each region during its respective purchasing or processing period. Our balance sheet at our fiscal year end reflects seasonal expansions in working capital in South America and Central America. Our financial performance is also impacted by the seasonality of our business. Due to global tobacco growing cycles, as well as customer shipment preferences, we typically ship a larger portion of our volumes in the second half of our fiscal year. Changes in customer shipment schedules or changes in crop timing in a season can shift recognition of revenue in a given fiscal year or between fiscal years.
Customers
A material part of our tobacco business is dependent upon a few customers. Our largest customers are Altria Group Inc., British American Tobacco plc, China Tobacco International, Inc., Imperial Brands plc, Japan Tobacco, Inc., Philip Morris International, Inc., and Swedish Match AB. In the aggregate, these customers have accounted for more than two-thirds of our consolidated revenues for each of the past three fiscal years. For the fiscal year ended March 31, 2021, each of British American Tobacco plc, Imperial Brands plc, and Philip Morris International, Inc., including their respective affiliates, accounted for 10% or more of our revenues. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on our results. We have longstanding relationships with all of these customers.
We had commitments from customers for approximately $501 million of the tobacco in our inventories at March 31, 2021. Based upon historical experience, we expect that about 90% of such orders will be delivered during fiscal year 2022. Most of our products require shipment via trucks and oceangoing vessels to reach customer destinations. Delays in the delivery of orders can result from such factors as truck and container availability, port access and capacity, vessel scheduling, and changing customer requirements for shipment.
As more fully described in Note 1 and Note 4 to the consolidated financial statements in Item 8 of this Annual Report, we recognize revenue from the sale of tobacco when we complete our contractual performance obligation for the transfer of the tobacco, which is generally when title and risk of loss is transferred to our customer. Individual shipments may be large, and since the customer typically specifies shipping dates, our financial results may vary significantly between reporting periods due to timing of sales. In some markets, including Brazil, Italy, the Philippines, Poland, and the United States, we process tobacco that is owned by our customers, and we recognize the revenue for that service when the processing is completed.
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
In most major leaf tobacco markets, smaller competitors are very active. These competitors typically have lower overhead requirements and provide less support to customers and farmers. Due to their lower cost structures, they can often offer a price on products that is lower than our price. However, we believe that we provide quality controls and farm programs that add value for our customers in an increasingly regulated world and make our products highly desirable. Our GAP support an approach to farming that is focused on sustainability, employing sound field production and labor management practices that meet our customers’ needs, promote farmer profitability, and reflect environmental sensitivity. We provide comprehensive training, technical support in the field, and crop analytics through ongoing research and development. We believe that our major customers increasingly require these services and that our programs increase the quality and value of the products and services we offer. We also believe that our customers value the security of supply that we are able to provide due to our strong relationships with our farmer base and our global footprint.
Ingredients Operations
Our ingredients businesses provide our business-to-business customers with a broad variety of plant-based ingredients for both human and pet consumption. A variety of value-added manufacturing processes are used in these businesses to convert raw materials into a wide spectrum of fruit and vegetable juices, concentrates, and dehydrated products. Our plant-based ingredients platform serves the Food and Beverage market, one of the largest industrial categories in the United States. There are thousands of companies represented in this segment and hundreds that offer similar or competitive types of products. We distinguish ourselves in this market by offering high-quality, customized product solutions with global sourcing capabilities and by having strong, long-standing customer relationships. Customers of our ingredients businesses include large multinational food and beverage companies, as well as smaller independent entities. No customer accounted for more than 10% of our Ingredients Operations segment revenues in fiscal year 2021. FruitSmart, Silva, and Carolina Innovative Food Ingredients, Inc. (“CIFI”) are the primary operations for the Ingredients Operations segment. In December 2020, we announced the wind-down of CIFI, a greenfield operation that primarily manufactured both dehydrated and liquid sweet potato products having determined that CIFI is not a strategic fit for the long-term objectives of our plant-based ingredients platform. CIFI’s single-product focused processing facility and ongoing international pricing pressures, among other factors, created challenges that proved insurmountable. Sales of existing inventory and certain administrative activities at CIFI will continue into fiscal year 2022.
FruitSmart supplies a broad set of juices, concentrates, pomaces, purees, fruit fibers, seed and seed powders, and other value-added products to food, beverage and flavor companies throughout the United States and internationally. FruitSmart processes apples, grapes, blueberries, raspberries, cherries, blackberries, pears, cranberries and strawberries as well as other fruits and vegetables. Its top five products are apple juice concentrate, not from concentrate apple juice, concord grape, raspberry, and blueberry juice concentrates. The business is headquartered in the Yakima Valley of the state of Washington, where it has approximately 200 employees and two manufacturing facilities: one produces liquid products and one produces dry products. FruitSmart is well-positioned to capitalize on recent shifts in market dynamics and consumer behavior including a secular shift towards health and wellness, favoring natural clean-label ingredient producers and the rise of fruit as a natural clean-label sweetener alternative to processed sugar. FruitSmart also stands to benefit from growing consumer interest in better-for-you premium ingredients, including custom blends, not-from-concentrate and dry products, and strong growth in targeted end markets utilizing FruitSmart products, including ciders, purees and nutraceuticals.
Silva procures over 60 types of dehydrated vegetables, fruits and herbs from over 20 countries around the world. In addition to sourcing, the company specializes in processing natural materials into custom designed dehydrated vegetable and fruit-based ingredients for a variety of end products. Its top five ingredient product categories are vegetable blends, peppers, spinach, carrots, and pumpkin. Headquartered in Momence, Illinois, Silva employs over 200 people and has a 380,000 square foot manufacturing facility. Silva has established a reputation as the ‘go-to’ provider for ‘clean,’ natural, specialty dehydrated vegetable and fruit-based ingredients due to its unique competencies and significant capacity to source, process and manufacture materials. Silva also has longstanding relationships with farmers and suppliers around the world and maintains strong quality control procedures, ensuring consistent, high-quality supply. Silva’s manufacturing facility was recently expanded and enhanced. As a result, the business is well positioned to take advantage of increasing demand for natural and clean-label products across the end markets it serves, including within the attractive and growing savory and pet food end markets.
Sustainability
We believe we have a fundamental responsibility to our stakeholders to set high standards of social and environmental performance to support a sustainable supply chain and operations. In 2018, Universal celebrated 100 years in business. Our 100 year anniversary was an opportunity to look back at our accomplishments, and to look forward to our future. We believe sustainability is a key component of our past and future success, and we highlighted our 100 year anniversary by publishing a Sustainability Review to promote our commitment to sustainability. We produced our first annual Sustainability Report the following year, and we have committed to annual sustainability reporting. Our Board of Directors further evidenced our commitment to sustainability by amending our Nominating and Corporate Governance Committee charter to give the Committee oversight of our Environmental, Social and Governance programs.
Our commitment to sustainability encompasses a wide array of programs and initiatives. As a global agri-products supplier operating in numerous countries around the world, we primarily focus our sustainability efforts on our own operations and the farmers from whom we purchase leaf tobacco and other food materials. Sustainability efforts with respect to our facilities around the world involve the adoption and implementation of policies and procedures related to environmental impacts, workforce protections and programs such as those we address in “Human Capital Management” below, and other important considerations. Sustainability efforts with respect to our supply chain also address environmental impacts, while also emphasizing important issues such as appropriate agricultural labor practices and other components of industry-recognized GAP.
Agricultural Labor Practices
Throughout the world, we work side-by-side with our contracted farmers to produce a sustainable tobacco crop that adheres to GAP, including appropriate agricultural labor practices. Our global Agricultural Labor Practices (“ALP”) program code, or ALP Code, consists of seven principles that set forth human rights requirements for our contracted farmers to meet. The ALP Code requires the progressive elimination of child labor; adherence to income and work hour requirements; fair treatment of workers so they are free from abuse; prohibition of forced labor; safe working environments; recognition and respect of workers’ rights to freedom of association and collective bargaining; and compliance with local employment laws. As part of our ALP program, we train contracted farmers on the ALP Code requirements and we monitor their compliance through multiple in-person farm visits during the growing season. The significant investment of time and resources we commit each year to our ALP program evidences the importance of sustainable labor practices to our business.
Environmental Impacts
Universal is committed to abiding by environmental laws and regulations, monitoring our supply chain activities, and cooperating with supply chain partners to implement strategies that mitigate and reduce environmental impacts that may be associated with our business. We recognize three primary environmental risks related to our global footprint: water usage; emissions; and waste. In fiscal year 2020, several environmental projects and programs were expanded and implemented to further minimize our environmental footprint, including GAP program initiatives to address environmental risks on contracted farms. In addition, we publicly committed to set a science-based greenhouse gas emissions reduction target for our Company through the Science Based Targets Initiative.
For a discussion of recent developments and trends in our businesses, along with factors that may affect our businesses see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A, “Risk Factors.”

C.    Human Capital Management
Workforce Overview
We believe our employees are among our most important resources and rely on them to execute our business plan with integrity and efficiency. Investing in human capital is critical to our continued success. Our employees enable us to be a leading global supplier of leaf tobacco and other agri-products. We strive to foster a diverse and inclusive workplace; attract, retain, and develop talented personnel; and keep our employees safe and healthy.
As of March 31, 2021, we employed more than 20,000 employees, located in over 30 different countries across five continents. Approximately 55% of our employees are seasonal and approximately 45% of our employees are full time. More than 45% of our employees are female and almost 17% of our managers are female. Globally, Universal has twelve collective bargaining agreements in place, covering approximately 65% of our workforce. The sizeable seasonal nature of our global workforce makes these numbers fluctuate throughout the year. The above percentages reflect our workforce on March 31, 2021.
We are a multinational and multicultural organization, with employees and operations located around the world, and we are committed to creating a diverse and inclusive workplace. Less than 5% of our employees are located in the United States. Almost all of our employees are from the same country in which our operations are located. Our expatriate hires represent less than 0.5% of our workforce, and they are hired due to their essential professional knowledge necessary to the operation of our business.
Universal Corporation’s Board of Directors’ Role in Human Capital Management
Our Board of Directors believes that human capital management is an important component of our continued growth and success and is essential to our ability to attract, retain, and develop talented and skilled employees. We pride ourselves on a culture that respects co-workers and values concern for others.
Our Nominating and Corporate Governance Committee and our Compensation Committee both have important roles with respect to human capital management. The Nominating and Corporate Governance Committee oversees and reviews our Environmental, Social, and Governance (“ESG”) programs, which include important policies and practices related to human rights, diversity and inclusion, prohibitions against discrimination, and other policies related to our workforce as well as our Board of Directors. The Compensation Committee has oversight of compensation, benefits, and retention and development processes, including an annual review of the Company's succession planning and leadership development program.
We are committed to protecting the human rights of our employees and have policies in place to support this effort, including relating to whistleblowing, harassment, equal employment and compliance with local labor laws. Our Board of Directors also adopted our Code of Conduct and Anti-Corruption Compliance Manual to promote ethical behavior throughout the Company and address violations of ethical standards. The Code and Manual have been translated into 17 languages and apply directly to all officers, directors and non-seasonal employees in the Universal family of companies. The Board of Directors also adopted our Human Rights Policy, which defines the high ethical and social standards we implement across our global operations. We support these rights and programs through compliance communications, face-to-face and online training, and through an anonymous compliance hotline that we maintain globally. Our compliance hotline is available to all our employees and any other interested parties 24 hours a day, 7 days a week, by internet or phone. The Board of Directors oversees our global compliance program and receives reports from our Chief Compliance Officer at each scheduled Board of Directors meeting.
Employee Benefits
In addition to offering competitive base salaries and wages, the Compensation Committee believes employee benefits are an essential component of our total compensation package. Each of our global operations provides benefits that are designed to attract and retain our employees. These benefits vary depending on the location, seniority and employment status of our employees, and can include medical insurance, long-term disability insurance, retirement benefits, and similar programs. We periodically review and adjust our employees’ total compensation and benefits when necessary to ensure that they are competitive within our industry and are aligned with our performance.
We also support our employees outside of work through a variety of initiatives and strongly believe that our success relies on the prosperity of the communities in which we operate. We fund various programs that enhance local economies and cultures. For example, in numerous locations we support projects designed to impact our employees and their families such as establishing health clinics and wellness programs to assist our employees, administering after school care for schoolchildren, or funding local cultural events. Ultimately, we recognize our impact extends beyond the workplace and are proud to engage as both active corporate citizens and leaders in our neighborhoods, communities, and countries.

Talent Development and Training
Employee training and development of both technical and leadership skills are integral aspects of our human capital strategy. We provide employees with a range of development opportunities that vary by location and seniority of employees, such as online training, live classes, and mentoring to assist with career advancement. These programs often include safety and technical job skill training as well as soft-skill programs focused on communication and change management. Development of leadership skills remains a top priority and is specialized for all level of employees. For example, members of management in our global operations participate in our succession planning programs, which include the identification of employees who are offered development opportunities for career advancement.
Health and Safety
The health and safety of our employees is at the forefront of our business efforts. We are committed to the prevention of injury and illness in the workplace through strong health and safety management, employee empowerment and accountability, and strict compliance with health and safety regulations. We pair our improved health and safety management system with a strong database reporting tool to allow all Universal facilities to track their local occupational health and safety performance and that of the entire company. These reports allow our global teams to analyze the insights collected from our health and safety system immediately.
Additionally, we utilize other health and safety initiatives to ensure our facilities remain safe for our employees. We established health and safety Key Performance Indicators (KPIs) across our tobacco factory and agronomy operations. Each factory carries out an in-depth data analysis of prior data and implements KPIs for improvement and monitoring. By giving employees a goal to achieve and monitor, they will be more engaged in what they do and better able to help us succeed. Our “fresh eyes” approach to workplace safety involves inviting colleagues from different facilities to share in cross-auditing tasks. In addition to corporate audits, we encourage this regional cross-auditing to promote a collaborative framework and drive our employee safety programs forward.
We continue to closely monitor developments related to the ongoing COVID-19 pandemic and have taken and continue to take steps intended to mitigate the potential risks to us. It is paramount that our employees who operate our businesses are safe and informed. We have assessed and regularly update our existing business continuity plans for our business in the context of this pandemic. For example, we have taken precautions with regard to employee and facility hygiene, imposed travel limitations on our employees, directed certain employee groups to work remotely whenever possible, and continue to assess protocols designed to protect our employees, customers, and the public.
D.    Research and Development
We did not expend material amounts for research and development during the fiscal years ended March 31, 2021, 2020, or 2019.
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
Since January 2020, the COVID-19 outbreak, characterized as a pandemic by the World Health Organization on March 11, 2020, has caused, and could possibly continue to cause a widespread health crisis and significantly disrupt the U.S. and global economies, markets and supply chains. The ultimate impact of the ongoing COVID-19 pandemic on our business, financial condition, results of operations and the demand for our products and services in the future is uncertain, and it is impossible to predict whether any impacts we have experienced to date would continue or worsen in the future. The extent to which the ongoing COVID-19 pandemic will impact our business, financial condition, results of operations, and demand for our products and services will depend on future developments including the ongoing geographic spread of COVID-19, the impact of COVID-19 mutations, the severity of the pandemic, the duration of the COVID-19 outbreak, and the type and duration of actions that may be taken by various governmental authorities in response to the COVID-19 pandemic and the impact on the U.S. and the global economies, markets, and supply chains. COVID-19, and other adverse public health developments in countries and states where we operate, therefore, could have a material and adverse effect on our business, financial condition, results of operations and the demand for our products and services. These effects could include a negative impact on the availability of our employees, temporary closures of our facilities or the facilities of our business partners, customers, suppliers, third party service providers or other vendors, and the interruption of domestic and global supply chains, distribution channels, liquidity and capital markets. In addition, we have taken and will continue to take precautionary measures, including through consultation with governmental authorities and union representatives, intended to help minimize the risk of the ongoing COVID-19 pandemic to our employees, including implementing work-from-home protocols, instituting mandatory stay-at-home policies for those who are ill or significantly exposed to COVID-19, acquiring personal protective equipment (PPE), increasing sanitation and special sanitation of work areas, mandating social distancing (particularly among our employees engaged in manual processes), altering work arrangements to maintain social distancing and limiting visitors and non-employees at our facilities. Our business continuity plans and other safeguards, however, may not be effective to mitigate the results of the ongoing COVID-19 pandemic.
The impact of the ongoing COVID-19 pandemic and any worsening of the global business and economic environment as a result may also exacerbate the following risk factors discussed below in this Form 10-K, any of which could have a material effect on us. This situation remains fluid and additional impacts may arise that we are not aware of currently.
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
With respect to our leaf tobacco operations, our financial results can be significantly affected by changes in the overall balance of worldwide supply and demand for leaf tobacco. The demand for leaf tobacco, which is based upon customers’ expectations of their future requirements, can change from time to time depending upon factors affecting the demand for their products. Our customers’ expectations and their demand for leaf tobacco are influenced by a number of factors, including:
•trends in the global consumption of cigarettes,
•trends in consumption of cigars and other tobacco products,
•trends in consumption of alternative tobacco products, such as electronic nicotine delivery systems and non-combustible products,
•levels of competition among our customers, and
•regulatory and governmental factors.
The world supply of leaf tobacco at any given time is a function of current tobacco production, inventories held by manufacturers, and the stocks of leaf tobacco held by leaf tobacco suppliers. Production of tobacco in a given year may be significantly affected by such factors as:
•demographic shifts that change the number of farmers or the amount of land available to grow tobacco,
•decisions by farmers to grow crops other than leaf tobacco,
•volume of annual tobacco plantings and yields realized by farmers,
•availability of crop inputs,
•weather and natural disasters, including any adverse weather conditions that may result from climate change, and
•crop infestation and disease.
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

Major shifts in customer requirements for leaf tobacco supply may significantly affect our operating results.
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
Tobacco and other agricultural crops are subject to vagaries of weather and the environment that can, in some cases, change the quality or size of the crops. If a weather event is particularly severe, such as a major drought or hurricane, the affected crop could be destroyed or damaged to an extent that it would be less desirable to manufacturers, which would result in a reduction in revenues. If such an event is also widespread, it could affect our ability to acquire the quantity of tobacco or fruit and vegetable ingredients required by our customers. In addition, other factors can affect the marketability of tobacco, including, among other things, the presence of excess residues of crop protection agents or non-tobacco related materials. A significant event impacting the condition or quality of a large amount of any of the crops that we buy could make it difficult for us to sell these products or to fill customers’ orders.
Our food ingredient business is subject to industry-specific risks which could adversely affect our operating results.
Our food ingredients business is subject to risks posed by food spoilage or food contamination; shifting consumer preferences; federal, state, and local food processing regulations; product tampering; and product liability claims. If one or more of these risks were to materialize, our revenues and operating results could be adversely affected, and our reputation might be damaged.
We may not be successful in pursuing strategic investments or acquisitions or realize the expected benefits of those transactions because of integration difficulties and other challenges.
While we may identify opportunities for acquisitions and investments to support our growth strategy, as well as divestiture opportunities, our due diligence examinations and positions that we may take with respect to appropriate valuations for acquisitions and divestitures and other transaction terms and conditions may hinder our ability to successfully complete business transactions to achieve our strategic goals. We compete with other acquisitive entities for suitable acquisition candidates. This competition may increase the price for acquisitions and reduce the number of acquisition candidates available to us. As a result, our ability to acquire businesses in the future, and to acquire such businesses on favorable terms, may be limited. Our ability to realize the anticipated benefits from acquisitions will depend, in part, on successfully integrating each business with our Company as well as improving operating performance and profitability through our management efforts and capital investments. The risks to a successful integration and improvement of operating performance and profitability include, among others, failure to implement our business plan, unanticipated issues in integrating operations with ours, unanticipated changes in laws and regulations, regulatory, environmental and permitting issues, unfavorable customer reactions, the effect on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002, and difficulties in fully identifying and evaluating potential liabilities, risks and operating issues. In order to finance such acquisitions, we may need to obtain additional funds either through public or private financings, including bank and other secured and unsecured borrowings and the issuance of debt or equity securities. There can be no assurance that such financings would be available to us on reasonable terms or that any future issuances of securities in connection with acquisitions will not be dilutive to our shareholders. The occurrence of any of these events may adversely affect our expected benefits of any acquisitions and may have a material adverse effect on our financial condition, results of operations or cash flows.
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

Regulatory and Governmental Factors
Government efforts to regulate the production and consumption of tobacco products could have a significant impact on the businesses of our leaf tobacco customers, which would, in turn, affect our results of operations.
Governments continue their efforts to reduce the consumption of tobacco products globally by advancing regulations that, among other things, restrict or prohibit tobacco product use, advertising and promotion, increase taxes on tobacco products, limit nicotine levels in tobacco products, or eliminate the use of characterizing flavors.
A number of such measures are included in the World Health Organization’s (“WHO”) Framework Convention on Tobacco Control (“FCTC”), which entered into force on February 27, 2005, and currently has 181 Parties to the Convention. The Conference of the Parties (“COP”), which is the governing body of the WHO FCTC and is comprised of all Parties to the Convention, meets every two years to consider amendments to the agreement and track progress in the implementation of the treaty’s 38 articles. It is not possible to predict how the signatories to the FCTC may choose to fulfill their obligations or the manner or the pace with which they may implement the FCTC articles, and they may take actions that could restrict or prohibit tobacco usage that could materially affect our business and our results of operations.
We also cannot predict the extent or speed at which the efforts of governments or non-governmental agencies to reduce tobacco consumption might affect the business of our primary customers. However, a significant decrease in worldwide tobacco consumption brought about by existing or future laws and regulations would reduce demand for tobacco products and could have a material adverse effect on our results of operations.
Government actions can have a significant effect on the sourcing of leaf tobacco. If some of the current efforts are successful, we could have increased barriers in meeting our customers’ requirements, which could have an adverse effect on our performance and results of operations.
A variety of government actions can have a significant effect on the sourcing and production of leaf tobacco. If some of the current proposed efforts are successful, we could have increased barriers to meeting our customers’ requirements, which could have an adverse effect on our performance and results of operations.
The WHO, through the FCTC, has specifically issued policy options and recommendations to promote crop diversification initiatives and alternatives to growing leaf tobacco in countries whose economies depend upon tobacco production. If certain countries were to follow these policy recommendations and seek to eliminate or significantly reduce leaf tobacco production, we could encounter difficulty in sourcing leaf tobacco from these regions to fill customer requirements, which could have an adverse effect on our results of operations.
Certain recommendations by the WHO, through the FCTC, may also cause shifts in customer usage of certain styles of tobacco. In countries such as Canada and Brazil and in the European Union, efforts have been taken to eliminate certain ingredients from the manufacturing process for tobacco products. The FCTC and national governments have also discussed formulating a strategy to place limitations on the level of nicotine allowed in tobacco and tobacco smoke. Such decisions could cause a change in requirements for certain styles of tobacco in particular countries. Shifts in customer demand from one type of tobacco to another could create sourcing challenges as requirements move from one origin to another.
Regulations impacting our customers that change the requirements for leaf tobacco or restrict their ability to sell their products would inherently impact our business. We have established programs that begin at the farm level to assist our customers’ collection of raw material information to support leaf traceability and customer testing requirements, including the identification of nicotine levels. Additionally, given our global presence, we also have the ability to source different types and styles of tobacco for our customers should their needs change due to regulation. Despite our programs, the extent to which governmental actions will impact our business, financial condition, results of operations and demand for our products and services will depend on future developments, which are highly uncertain and cannot be predicted.
Continuous changes in bilateral, multilateral, and international trade agreements also have the potential to disrupt or impact Universal operations. For example, the World Trade Organization’s resolution on the Large Civil Aircraft Dispute between the United States and the European Union resulted in both bodies imposing tariffs on a variety of products, including leaf tobacco. While these tariffs have been temporarily lifted and negotiations continue, drastic changes in global trade remains a risk to our results of operations. In addition, some trade proposals have included provisions that could effectively allow governments to regulate tobacco products differently than other products. These carve outs could negatively impact the industry and impact requirements for leaf tobacco.

We conduct a significant portion of our operations internationally, so political and economic uncertainties in particular countries could have an adverse effect on our performance and results of operations.
Our international operations are subject to uncertainties and risks relating to the political stability of certain foreign governments, principally in developing countries and emerging markets, as well as to the effects of changes in the trade policies and economic regulations of foreign governments. These uncertainties and risks, which include undeveloped or antiquated commercial law, the expropriation, indigenization, or nationalization of assets, and the authority to revoke or refuse to renew business licenses and work permits, may adversely impact our ability to effectively manage our operations in those countries. We have substantial capital investments in South America and Africa, and the performance of our operations in those regions can materially affect our earnings. If the political situation in any of the countries where we conduct business were to deteriorate significantly, our ability to recover assets located there could be impaired. To the extent that we do not replace any lost volumes of leaf tobacco with leaf tobacco from other sources, or we incur increased costs related to such replacement, our financial condition or results of operations, or both, would suffer.
Increasing scrutiny and changing expectations from governments, as well as other stakeholders such as investors and customers, with respect to our Environmental, Social and Governance (“ESG”) policies may impose additional costs on us or expose us to additional risks.
Governments, the non-governmental community, and industry increasingly understand the importance of implementing comprehensive environmental, labor, and governance practices. Our commitment to sustainability remains at the core of our business, and we continue to implement what we believe are responsible ESG practices. Government regulations, however, could result in new or more stringent forms of ESG oversight and disclosures. These may lead to increased expenditures for environmental controls, land use restrictions, reporting, and other conditions which could have an adverse effect on our performance and results of operations.
In addition, a number of governments are considering due diligence procedures to ensure strict compliance with environmental, labor, and government regulations. The European Union has recently proposed broad due diligence reporting requirements for all industries operating within Europe. The United States has called for a broader and more robust approach to labor compliance in foreign jurisdictions, which could include some of our strategic origins. Due to general uncertainty regarding the timing, content, and extent of any such regulatory changes in the United States or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition, and results of operations.
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
In our tobacco operations, we extend credit to both suppliers and customers. A significant bad debt provision related to amounts due could adversely affect our results of operations. In addition, crop advances to leaf tobacco farmers are generally secured by the farmers’ agreement to deliver green tobacco. In the event of crop failure, delivery failure, or permanent reductions in crop sizes, full recovery of advances may never be realized, or otherwise could be delayed until future crops are delivered. See Notes 1 and 17 to the consolidated financial statements in Item 8 for more information on these extensions of credit.
Fluctuations in foreign currency exchange rates may affect our results of operations.
We account for most of our tobacco operations using the U.S. dollar as the functional currency. The international tobacco trade generally is conducted in U.S. dollars, and we finance most of our tobacco operations in U.S. dollars. Although this generally limits foreign exchange risk to the economic risk that is related to leaf purchase and production costs, overhead, and income taxes in the source country, significant currency movements could materially impact our results of operations. Changes in exchange rates can make a particular leaf tobacco crop more or less expensive in U.S. dollar terms. If a particular crop is viewed as expensive in U.S. dollar terms, it may be less attractive in the world market. This could negatively affect the profitability of that crop and our results of operations. In tobacco markets that are primarily domestic, the local currency is the functional currency. In addition, the local currency is the functional currency in other leaf tobacco markets, such as Western Europe, where export sales have been denominated primarily in local currencies. In these markets, reported earnings are affected by the translation of the local currency into the U.S. dollar. See Item 7A, “Qualitative and Quantitative Disclosure About Market Risk” for additional discussion related to foreign currency exchange risk.

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
We have used currency hedging strategies to reduce our foreign currency exchange rate risks in some markets. In addition, where we source tobacco in countries with illiquid or nonexistent forward foreign exchange markets, we often manage our foreign exchange risk by matching funding for tobacco inventory purchases with the currency of sale and by minimizing our net investment in these countries. To the extent that we have net monetary assets or liabilities in local currency, and those balances are not hedged, we may have currency remeasurement gains or losses that will affect our results of operations.
Changes in interest rates may affect our results of operations.
We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for leaf tobacco inventory purchased on order, which could mitigate a portion of the floating interest rate exposure on short-term borrowings. To the extent we are unable to match these interest rates, a decrease in interest rates could increase our net financing costs. We also periodically have large cash balances and may receive deposits from tobacco customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Decreases in short-term interest rates could reduce the income we derive from those investments. Changes in interest rates also affect expense related to our defined benefit pension plan, as described below.
Low investment performance by our defined benefit pension plan assets and changes in pension plan valuation assumptions may increase our pension expense and may require us to fund a larger portion of our pension obligations, thus diverting funds from other potential uses.
We sponsor domestic defined benefit pension plans that cover certain eligible employees. Our results of operations may be positively or negatively affected by the amount of expense we record for these plans. U.S. generally accepted accounting principles (“GAAP”) require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions that may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension expense for fiscal year 2021 were the discount rate, the expected long-term rate of return on plan assets, and the mortality rates. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to shareholders’ equity through a reduction or increase to the “Pension and other postretirement benefit plans” component of Accumulated Other Comprehensive Loss. At the end of fiscal year 2021, the projected benefit obligation of our qualified U.S. pension plan was $250 million and plan assets were $261 million. For a discussion regarding how our financial statements can be affected by pension plan valuation assumptions, see “Critical Accounting Estimates – Pension and Other Postretirement Benefit Plans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 13 to the consolidated financial statements in Item 8. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense can also affect the amount of cash we are required to contribute to our pension plans under requirements of the Employee Retirement Income Security Act (“ERISA”). Failure to achieve expected returns on plan assets could also result in an increase to the amount of cash we would be required to contribute to our pension plans. In order to maintain or improve the funded status of our plans, we may also choose to contribute more cash to our plans than required by ERISA regulations.
Item 1B. Unresolved Staff Comments
None

Item 2.      Properties
We own the following significant properties (greater than 500,000 square feet):

Location	Principal Use	Building Area
		(Square Feet)
Tobacco Operations:
United States
Nash County, North Carolina	Factory and storages	1,323,000
Lancaster, Pennsylvania	Factory and storages	793,000

Brazil
Santa Cruz	Factory and storages	2,386,000

Malawi
Lilongwe	Factory and storages	942,000

Mozambique
Tete	Factory and storages	770,000

Philippines
Agoo, La Union	Factory and storages	770,000

Tanzania
Morogoro	Factory and storages	895,000

Zimbabwe
Harare (1)	Factory and storages	1,445,000

Ingredients Operations:
United States
Momence, Illinois	Factory and storages	407,000
Grandview, Washington	Factory and storages	125,000
Prosser, Washington	Factory and storages	335,000
(1)Owned by an unconsolidated subsidiary.
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
Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at March 31, 2021. At May 25, 2021, there were 956 holders of record of our common stock. See Notes 9 and 14 to the consolidated financial statements in Item 8 for more information on debt covenants and equity securities.
Purchases of Equity Securities
As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended March 31, 2021.

	Common Stock
Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1-31, 2021	—	$—	—	$100,000,000
February 1-28, 2021	—	—	—	100,000,000
March 1-31, 2021	—	—	—	100,000,000
Total	—	$—	—	$100,000,000
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

Item 6.   Selected Financial Data

	Fiscal Year Ended March 31,
	2021	2020	2019	2018	2017
	(in thousands, except share and per share data, ratios, and number of shareholders)
Summary of Operations
Sales and other operating revenues	$1,983,357	$1,909,979	$2,227,153	$2,033,947	$2,071,218
Operating income	$147,810	$126,367	$161,169	$170,825	$178,401
Segment operating income (1)	$169,199	$138,121	$186,772	$179,950	$188,534
Net income	$96,314	$78,003	$110,134	$116,168	$112,506
Net income attributable to Universal Corporation (2)	$87,410	$71,680	$104,121	$105,662	$106,304
Earnings available to Universal Corporation common shareholders	$87,410	$71,680	$104,121	$105,662	$20,890
Return on beginning common shareholders’ equity	7.0%	5.4%	7.8%	8.2%	1.7%
Earnings per share attributable to Universal Corporation common shareholders:
Basic	$3.55	$2.87	$4.14	$4.18	$0.89
Diluted	$3.53	$2.86	$4.11	$4.14	$0.88

Financial Position at Year End
Current ratio	5.31	5.53	6.26	5.94	5.83
Total assets	$2,341,924	$2,120,921	$2,133,184	$2,168,632	$2,123,405
Long-term debt	$518,172	$368,764	$368,503	$369,086	$368,733
Working capital	$1,262,201	$1,212,218	$1,334,397	$1,321,323	$1,293,403
Total Universal Corporation shareholders’ equity	$1,307,299	$1,246,665	$1,337,087	$1,342,429	$1,286,489

General
Number of common shareholders	962	1,000	1,028	1,131	1,182
Weighted average common shares outstanding:
Basic	24,656,009	24,982,259	25,129,192	25,274,975	23,433,860
Diluted	24,788,566	25,106,351	25,330,437	25,508,144	23,770,088
Dividends per share of convertible perpetual preferred stock (annual)(3)	$—	$—	$—	$—	$50.63
Dividends per share of common stock (annual)	$3.08	$3.04	$3.00	$2.18	$2.14
Book value per common share	$53.33	$51.05	$53.50	$53.85	$50.90
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
Significant items included in the operating results in the above table are as follows:
•Fiscal Year 2021 – $22.6 million of restructuring and impairment costs, primarily related to the termination of operations at CIFI, as well as other restructurings and impairments in the Tobacco operations segment. The restructuring and impairment costs included employee termination benefits, as well as impairment charges related to certain property, plant, equipment, as well as other current and noncurrent assets. The restructuring and impairment costs reduced net income by $17.8 million, or $0.72 per diluted share. We incurred $3.9 million of non-tax deductible transaction costs associated with the acquisition of Silva that reduced diluted earnings per share by $0.16. We recognized a $2.8 million expense in cost of goods sold relating to the expensing of a fair value adjustment to inventory associated with the initial acquisition accounting for Silva that reduced diluted earnings per share by $0.11. We reversed a portion of the contingent consideration liability for the FruitSmart acquisition, as a result of certain performance metrics that did not meet the required threshold stipulated in the purchase agreement that increased net income by $4.2 million, or $0.17 per diluted share. We recognized an income tax settlement charge related to operations at a foreign subsidiary that reduced net income by $1.8 million, or $0.08 per diluted share. In addition, we benefited from an income tax benefit of $4.4 million related to final U.S. tax regulations on certain dividends paid by foreign subsidiaries. The reduction in income tax expense increased diluted earnings per share by $0.18. On a combined basis, the net effect of these items decreased net income by $17.8 million, or $0.72 per diluted share.
•Fiscal Year 2020 – $7.5 million of restructuring and impairment costs, primarily related to our tobacco operations in North Carolina and Africa. The restructuring and impairment costs included employee termination benefits, as well as impairment charges related to certain property, plant, equipment, and noncurrent assets. The restructuring and impairment costs reduced net income by $6.3 million, or $0.25 per diluted share. We incurred $4.7 million of non-tax deductible transaction costs associated with the acquisition of FruitSmart that reduced diluted earnings per share by $0.19. We recognized a $2.7 million expense in cost of goods sold relating to the expensing of a fair value adjustment to inventory associated with the initial acquisition accounting for FruitSmart, that reduced net income by $2.1 million, or $0.08 per diluted share. Additionally, income tax expense included $2.8 million for the settlement of an income tax matter related to a foreign subsidiary that reduced diluted earnings per share by $0.11. On a combined basis, the net effect of these items decreased net income by $15.9 million, or $0.63 per diluted share.
•Fiscal Year 2019 – $20.3 million of restructuring and impairment costs, primarily related to our operations in Tanzania. The restructuring and impairment costs included employee termination benefits, as well as impairment charges related to certain property, plant, equipment, and goodwill. The restructuring and impairment costs reduced net income by $16.5 million, or $0.64 per diluted share. In addition, we benefited from a $7.8 million reduction in income tax expense for the reversal of amounts previously recorded for dividend withholding taxes on distributed and undistributed retained earnings of a foreign subsidiary following the resolution of uncertainties with the local country taxing authorities with respect to the inclusion of the tax under a tax holiday applicable to the subsidiary. The reduction of income tax expense increased diluted earnings per share by $0.30. On a combined basis, the net effect of these items decreased net income by $8.7 million, or $0.34 per diluted share.
•Fiscal Year 2018 – a $4.5 million reduction of income tax expense from the enactment of the Tax Cuts and Jobs Act in December 2017. The reduction in income tax expense increased diluted earnings per share by $0.18.
•Fiscal Year 2017 – $4.4 million of restructuring and impairment costs, primarily related to our decision to close our tobacco processing facility in Hungary. We are now processing tobaccos sourced from Hungary in our facilities in Italy. The restructuring and impairment costs reduced net income by $2.8 million, or $0.10 per diluted share. In addition, all 218,490 outstanding shares of our Series B 6.75% Convertible Perpetual Preferred Stock were converted during the third and fourth quarters. Of the total shares converted, 107,418 shares were converted for cash, resulting in a reduction of retained earnings of approximately $74.4 million for the excess of the conversion cost over the carrying value of the shares. The reduction in retained earnings resulted in a corresponding one-time reduction of earnings available to common shareholders for purposes of determining the amounts reported for basic and diluted earnings per share for the year. The reduction in earnings available to common shareholders decreased diluted earnings per share by $2.99.

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
OVERVIEW
Universal Corporation is a global business-to-business agri-products supplier to consumer product manufacturers, operating in over 30 countries on five continents, that sources and processes leaf tobacco and plant-based ingredients. Tobacco has been our principal focus since our founding in 1918, and we are the leading global leaf tobacco supplier. Through our plant-based ingredients platform, we provide a variety of value-added manufacturing processes to produce high-quality, specialty vegetable and fruit-based ingredients to food and beverage end markets. We have been finding innovative solutions to serve our customers and meet their agri-product needs for more than 100 years. We derive most of our revenues from sales of processed tobacco to manufacturers of tobacco products throughout the world and from fees and commissions for specific services. We hold a strategic position in the world leaf tobacco markets where we work closely with both our customers and farmers to ensure that we deliver a compliant product that meets our customers' needs while promoting a strong supplier base. We adapt to meet changes in customer requirements as well as broader changes in the leaf tobacco markets, while continuing to provide the stability of supply and high level of service that distinguishes us in the marketplace. We believe that we have successfully met the needs of both our customers and suppliers while adapting to changes in leaf tobacco markets.
Recognizing that leaf tobacco is a mature industry, we have also been positioning our company for the future by investing in strengthening our plant-based agri-product services platform, while maintaining our position as the leading global leaf tobacco supplier. In fiscal year 2021 we made considerable progress towards building and enhancing our plant-based ingredients platform. On October 1, 2020, we acquired Silva, a natural, specialty dehydrated vegetable, fruit, and herb processing company. We have also been working diligently on integrating and exploring opportunities for synergies between our recently acquired businesses, FruitSmart, acquired on January 1, 2020, and Silva.
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
COVID-19 Pandemic Impact
On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) a pandemic. Foreign governmental organizations and governmental organizations in the United States have taken various actions to combat the spread of COVID-19, including imposing stay-at-home orders and closing “non-essential” businesses and their operations. We continue to closely monitor developments related to the ongoing COVID-19 pandemic and have taken and continue to take steps intended to mitigate the potential risks to us. It is paramount that our employees who operate our businesses are safe and informed. We have assessed and regularly update our existing business continuity plans for our business in the context of this pandemic. For example, we have taken precautions with regard to employee and facility hygiene, imposed travel limitations on our employees, implemented work-from-home procedures, and we continue to assess and reevaluate protocols designed to protect our employees, customers and the public.
We continue to work with our suppliers to mitigate the impacts to our supply chain due to the ongoing pandemic. To date, we have not experienced a material impact to our supply chain, although the ongoing COVID-19 pandemic resulted in delays in certain operations during fiscal year 2021. In addition, our plant-based ingredients platform has seen some shifts in product mix due to the ongoing COVID-19 pandemic related to changes in customer demand. Since March 2020, we have at times also experienced increased volatility in foreign currency exchange rates, which we believe is in part related to the continued uncertainties from COVID-19, as well as actions taken by governments and central banks in response to COVID-19.
We continue to monitor the impacts of the ongoing COVID-19 pandemic. We believe we currently have sufficient liquidity to meet our current obligations and our business operations remain fundamentally unchanged other than shipping delays, which could continue to impact quarterly comparisons. This is, however, a rapidly evolving situation, and we cannot predict the extent, resurgence, or duration of the ongoing COVID-19 pandemic, the effects of it on the global, national or local economy, including the impacts on our ability to access capital, or its effects on our business, financial position, results of operations, and cash flows. We continue to monitor developments affecting our employees, customers and operations.

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
Fiscal Year Ended March 31, 2021, Compared to the Fiscal Year Ended March 31, 2020
Executive Summary
We are pleased to report that our net income and diluted earnings per share, and our non-GAAP adjusted operating income for fiscal year 2021, are all up over 20% compared to fiscal year 2020. Strong leaf tobacco shipments in the second half of fiscal year 2021, the addition of our plant-based ingredients acquisitions, and favorable foreign currency comparisons all contributed to this improvement in our results. We are especially proud that we were able to deliver these results in the midst of the COVID-19 pandemic, and would like to thank our employees, growers, customers, and other partners for their support, adaptability, and hard work that made this a successful year.
Leaf tobacco shipments, which started slowly in fiscal year 2021, accelerated in the second half of the fiscal year. We ended the year with leaf tobacco volumes that were just slightly below those in fiscal year 2020, in part due to some tobacco shipments that were delayed and will ship in fiscal year 2022. Despite global challenges including increased safety protocols, work-from-home mandates, and travel restrictions that necessitated adjustment to how we conduct our leaf tobacco business, we successfully delivered the leaf tobacco desired by our customers.
We also delivered on our capital allocation strategy objective to build and enhance our plant-based ingredients platform through the acquisition of Silva in the third quarter of fiscal year 2021. We are excited about the prospects for our plant-based ingredients platform and continue to progress on our integration process. In the fourth quarter of fiscal year 2021, our Ingredients Operations segment performed well against its objectives in both the human and pet food categories.
In the year ended March 31, 2021, we benefited from positive net foreign currency comparisons, mostly non-cash currency remeasurement, of $26 million, compared to fiscal year 2020. Certain currencies weakened significantly in the fourth quarter of fiscal year 2020, largely due to uncertain market conditions related to the burgeoning COVID-19 pandemic. We ended our fiscal year 2021 with a strong balance sheet and uncommitted leaf tobacco inventory levels just over our target range, at 22%. In addition to our investments in growth opportunities, we are also pleased to have announced our 51st annual dividend increase, continuing our commitment to delivering shareholder value.
As we move into fiscal year 2022, we currently expect global supply for flue-cured leaf tobacco to be in line with anticipated demand and for burley leaf tobacco to be in a slight undersupply position. We are continuing to monitor freight costs as the COVID-19 pandemic disrupted shipping patterns, which has resulted in cost increases due to limited container availability.
We published our second annual Sustainability Report in fiscal year 2021 on our website. The report showcases our strong commitment to our sustainability programs and initiatives which stems from our belief that sustainability is a key component of our past and future success. In fiscal year 2022, we will continue to deliver on our fundamental responsibility to our stakeholders to set high standards of social and environmental performance to support a sustainable supply chain.

FINANCIAL HIGHLIGHTS
	Fiscal Year Ended March 31,		Change
(in millions of dollars, except per share data)	2021	2020	$	%

Consolidated Results
Sales and other operating revenue	$1,983.4	$1,910.0	$73.4	4%
Cost of goods sold	1,597.4	1,553.2	44.2	3%
Gross Profit Margin	19.5%	18.7%	---	80 bps
Selling, general and administrative expenses	219.8	222.9	(3.1)	(1)%
Restructuring and impairment costs	22.6	7.5	15.0	199%
Operating income (as reported)	147.8	126.4	21.4	17%
Adjusted operating income (non-GAAP)*	172.9	141.3	31.7	22%
Diluted earnings per share (as reported)	3.53	2.86	0.67	24%
Adjusted diluted earnings per share (non-GAAP)*	4.25	3.49	0.76	22%
Segment Results
Tobacco operations sales and other operating revenues	$1,841.8	$1,887.1	$(45.2)	(2)%
Tobacco operations operating income	168.8	146.6	22.2	15%
Ingredients operations sales and other operating revenues	141.5	22.9	118.6	518%
Ingredient operations operating income	0.4	(8.5)	8.9	(104)%
*See Reconciliation of Certain Non-GAAP Financial Measures in Other Items below
Net income for the fiscal year ended March 31, 2021, was $87.4 million, or $3.53 per diluted share, compared with $71.7 million, or $2.86 per diluted share, for the fiscal year ended March 31, 2020. Excluding restructuring and impairment costs and certain other non-recurring items, detailed in Other Items below, net income and diluted earnings per share increased by $17.6 million and $0.76, respectively, for fiscal year 2021, compared to fiscal year 2020. Operating income of $147.8 million for the year ended March 31, 2021, increased by $21.4 million, compared to operating income of $126.4 million for the year ended March 31, 2020. Adjusted operating income, detailed in Other Items below, of $172.9 million increased by $31.7 million for fiscal year 2021, compared to adjusted operating income of $141.3 million for fiscal year 2020.
Consolidated revenues increased by $73.4 million to $2.0 billion for the year ended March 31, 2021, compared to the fiscal year ended March 31, 2020, on the addition of businesses acquired in calendar year 2020 in the Ingredients Operations segment, offset in part by lower comparative leaf tobacco shipment volumes.
Tobacco Operations
Operating income for the Tobacco Operations segment increased by $22.2 million to $168.8 million for the fiscal year ended March 31, 2021, compared with the fiscal year ended March 31, 2020. Favorable foreign currency remeasurement comparisons and strong tobacco shipment volumes benefited Tobacco Operations segment results for the year ended March 31, 2021. Tobacco shipment volumes for fiscal year 2021, which were heavily weighted to the second half of the fiscal year, ended up just slightly below tobacco shipment volumes for fiscal year 2020.
In fiscal year 2021, compared to fiscal year 2020, sales volumes were up in Brazil and the United States on higher sales of carryover crop tobacco, while volumes decreased in Africa in part on weather reduced crop sizes as well as some delayed shipments that will occur in fiscal year 2022. Selling, general, and administrative costs for the segment were lower for fiscal year 2021, compared to fiscal year 2020, largely on favorable net foreign currency remeasurement comparisons, mainly in Indonesia and Brazil. A favorable product mix and continued strong wrapper demand also benefited Tobacco Operations results in fiscal year 2021. Revenues for the Tobacco Operations segment of $1.8 billion for fiscal year 2021 were down $45.2 million, compared to fiscal year 2020, on slightly lower leaf tobacco shipment volumes and sales prices.
Ingredients Operations
As part of our capital allocation strategy to build and enhance our plant-based ingredients platform, we acquired two companies, FruitSmart on January 1, 2020, and Silva on October 1, 2020. We also made the strategic decision to wind down our CIFI business in the quarter ended December 31, 2020.
Operating income for the Ingredients Operations segment was $0.4 million for the fiscal year ended March 31, 2021, compared to an operating loss of $8.5 million for the fiscal year ended March 31, 2020. Results for the segment included costs from amortization of intangibles related to the acquisitions, which totaled $6.4 million in the fiscal year ended March 31, 2021, as well as purchase accounting adjustments of $2.8 million in year ended March 31, 2021, and $2.7 million in the year ended March 31, 2020, that also reduced our results for the segment. Our Ingredients Operations saw some changes in product mix during fiscal year 2021 due to changes in customer demand resulting from the ongoing COVID-19 pandemic. While demand for ingredients used in products for restaurants and social venues declined, we saw demand increase for ingredients used in grocery items and pet foods. In the fourth quarter of fiscal year 2021, we began to see demand for our products recover from certain sectors, such as food service, which were negatively impacted by COVID-19. Selling, general, and administrative expenses increased in the fiscal year ended March 31, 2021, on the addition of the acquired businesses. Revenues for the Ingredients Operations segment of $141.5 million for the fiscal year ended March 31, 2021, were up $118.6 million, compared to the fiscal year ended March 31, 2020, on the addition of the revenues for the acquired businesses.
Other Items
Cost of goods sold in the fiscal year ended March 31, 2021, increased by 3% to $1.6 billion, compared with the fiscal year ended March 31, 2020, as a result of variances in tobacco shipment volumes and green tobacco prices as well as the acquisition of businesses in the Ingredients Operations segment. Selling, general, and administrative costs for the fiscal year ended March 31, 2021, decreased by $3.1 million to $219.8 million, compared to the fiscal year ended March 31, 2020, as positive comparisons on foreign currency remeasurement and exchange variances more than offset additional costs from the business acquisitions in the Ingredients Operations segment. The positive foreign currency remeasurement and exchange variances, primarily in Indonesia and Brazil, totaled approximately $26 million in the fiscal year ended March 31, 2021.
For the fiscal year ended March 31, 2021, our consolidated effective tax rate was 23%. For the fiscal year ended March 31, 2021, income tax expense included a $4.4 million benefit for final tax regulations regarding the treatment of dividends paid by foreign subsidiaries and a $3.4 million benefit due to amending and finalizing prior year returns. Without these benefits, the consolidated effective tax rate for the fiscal year ended March 31, 2021, would have been approximately 30%.
Our consolidated effective tax rate for the fiscal year ended March 31, 2020, was approximately 34%. Income tax expense for the fiscal year ended March 31, 2020 included a $2.8 million net tax accrual for a tax settlement charge related to operations at a foreign subsidiary and a $1.5 million benefit due to amending and finalizing prior year returns. Without the effect of these items, the consolidated effective tax rate for the fiscal year ended March 31, 2020, would have been approximately 30%.

Reconciliation of Certain Non-GAAP Financial Measures
The following tables set forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Fiscal Year Ended March 31,
(in thousands)	2021	2020
As Reported: Consolidated operating income	$147,810	$126,367
Purchase accounting adjustments(1)	2,800	2,700
Transaction costs for acquisitions(2)	3,915	4,668
Fair value adjustment to contingent consideration for FruitSmart acquisition(3)	(4,173)	—
Restructuring and impairment costs(4)	22,577	7,543
Adjusted operating income	$172,929	$141,278

Adjusted Net Income and Diluted Earnings Per Share Reconciliation
(in thousands except for per share amounts)	Fiscal Year Ended March 31,
(all amounts reported net of income taxes)	2021	2020
As Reported: Net income attributable to Universal Corporation	$87,410	$71,680
Purchase accounting adjustments(1)	2,800	2,133
Transaction costs for acquisitions(2)	3,915	4,668
Fair value adjustment to contingent consideration for FruitSmart acquisition(3)	(4,173)	—
Restructuring and impairment costs(4)	17,800	6,283
Interest expense related to an uncertain tax matter at a foreign subsidiary	1,849	—
Income tax benefit from dividend withholding tax liability reversal(5)	(4,421)	—
Income tax settlement for foreign subsidiary(6)	—	2,766
Adjusted Net income attributable to Universal Corporation	$105,180	$87,530

As reported: Diluted earnings per share	$3.53	$2.86
Adjusted: Diluted earnings per share	$4.25	$3.49
(1)     The Company recognized an increase in cost of goods sold in fiscal year 2021 and 2020, relating to the expensing of a fair value adjustments to inventory associated with the initial acquisition accounting for Silva (effective October 1, 2020) and FruitSmart (effective January 1, 2020).
(2)     The Company incurred selling, general, and administrative expenses for due diligence and other transaction costs associated with the acquisitions of Silva and FruitSmart. These costs are not deductible for U.S. income tax purposes.
(3)     The Company reversed a portion of the contingent consideration liability for the FruitSmart acquisition, as a result of certain performance metrics that did not meet the required threshold stipulated in the purchase agreement.
(4)     Restructuring and impairment costs are included in Consolidated operating income in the consolidated statements of income, but excluded for purposes of Adjusted operating income, Adjusted net income attributable to Universal Corporation, and Adjusted diluted earnings per share. See Note 4 for additional information.
(5)     The Company recognized an income tax benefit for final U.S. tax regulations on certain dividends paid by foreign subsidiaries in a prior fiscal year.
(6) The Company recognized an income tax settlement charge related to operations at a foreign subsidiary.
Fiscal Year Ended March 31, 2020, Compared to the Fiscal Year Ended March 31, 2019
For a comparison of our performance and financial metrics for the fiscal years ended March 31, 2020 and March 31, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on May 28, 2020.
Accounting Pronouncements
    See "Accounting Pronouncements" in Note 1 to the consolidated financial statements in Item 8 of this Annual Report for a discussion of recent accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") that will become effective and be adopted by the Company in future reporting periods.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our working capital requirements in fiscal year 2021 were lower than those in fiscal year 2020 mainly due to higher carryover crop sales of leaf tobacco, lower green leaf tobacco prices, and smaller African tobacco crops. In fiscal year 2021, we also generated $220.4 million in cash flows from our operating activities, and our liquidity was sufficient to meet our needs. We continued our conservative financial policies and returned funds to shareholders.
Our liquidity and capital resource requirements are predominately short-term in nature and primarily relate to working capital for tobacco crop purchases, and our primary sources of liquidity are net cash flows provided by operating activities and our committed revolving credit facility. Working capital needs for tobacco crop purchases are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements, although tobacco crop size, prices paid to farmers, shipment and delivery timing, and currency fluctuations affect requirements each year. Peak working capital requirements are generally reached during the first and second fiscal quarters. Each tobacco production region follows a cycle of buying, processing, and shipping tobacco, and in many regions we also provide agricultural materials to tobacco farmers during the growing season. The timing of the elements of each cycle is influenced by such factors as local weather conditions and individual customer shipping requirements, which may change the level or the duration of tobacco crop financing. In contrast to our tobacco operations, working capital requirements for our ingredients operations tend to be lower and less seasonal. Despite a predominance of short-term needs for working capital, we maintain a portion of our total debt as long-term to reduce liquidity risk. We also periodically may have large cash balances that we utilize to meet our working capital requirements.
We believe that our financial resources are adequate to support our capital needs for at least the next twelve months. Our seasonal borrowing requirements primarily relate to purchasing tobacco crops in South America and Africa and can increase from March to September by more than $300 million. The funding required can vary significantly depending upon such factors as crop sizes, the price of leaf, the relative strength of the U.S. dollar, and the timing of shipments and customer payments. We deal with this uncertainty by maintaining substantial credit lines and cash balances. In addition to our operating requirements for working capital, we expect to spend around $35 to $45 million during fiscal year 2022 for capital expenditures to maintain our facilities and invest in opportunities to grow and improve our businesses. We also expect to provide about $7 million in funding to our pension plans. We have no long-term debt maturing until fiscal year 2024.
To date, COVID‐19 has not had a significant impact on our operations, and we currently anticipate our current cash balances, cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements.
Cash Flow
Our operations generated about $220.4 million in operating cash flows in fiscal year 2021. That amount was about $209.5 million higher than the $10.9 million we generated in fiscal year 2020, largely due to lower working capital requirements in fiscal year 2021. During the fiscal year ended March 31, 2021, we spent $66.2 million on capital projects and $164.0 million on the acquisition of a new business, and we returned $75.2 million to shareholders in the form of dividends. At March 31, 2021, cash balances totaled $197.2 million.
Working Capital
Working capital at March 31, 2021, was about $1.3 billion, up about $50.0 million from last fiscal year's level, largely on the addition of assets from our acquisition of Silva, offset in part by lower tobacco inventories. Tobacco inventories of $640.7 million at March 31, 2021, were down $66.6 million compared to inventory levels at the end of the prior fiscal year, mainly due to higher carryover crop sales of leaf tobacco, lower green leaf tobacco prices, and lower purchase volumes of African tobacco crops in part due to weather-reduced crop sizes. Other inventories were up $46.7 million at March 31, 2021, from prior year levels largely on our acquisition of Silva in October 2020. We generally do not purchase material quantities of leaf tobacco on a speculative basis. However, when we contract directly with tobacco farmers, we are obligated to buy all stalk positions, which may contain less marketable leaf styles. Our uncommitted tobacco inventories decreased by approximately $35.8 million to $139.2 million, or about 22% of tobacco inventory, at March 31, 2021, which was slightly above our target range. Uncommitted inventories at March 31, 2020, were $175.0 million, which represented 25% of tobacco inventory. The level of these uncommitted inventories is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders. Cash and cash equivalents were up $89.8 million at the end of fiscal year 2021, compared to balance at the end of fiscal year 2020, on lower working capital requirements due to the lower tobacco inventory levels and timing of customer payments.

Capital Allocation
Our capital allocation strategy focuses on four strategic priorities:
•Strengthening and investing for growth in our leaf tobacco business;
•Increasing our strong dividend;
•Exploring growth opportunities in non-tobacco industries and markets that utilize our assets and capabilities; and
•Returning excess capital through share repurchases.
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
In line with our capital allocation strategy, we acquired Silva for approximately $164 million on October 1, 2020. The acquisition expanded our plant-based ingredients platform, and we expect it to enable us to offer customers a single source for vegetable and fruit ingredients. As we look ahead, we will continually evaluate opportunities to return capital to shareholders. At the same time, we remain committed to maintaining our investment grade credit rating and extending our 51-year history of dividend increases.
Share Activity
Our Board of Directors approved our current share repurchase program in November 2020. The program authorizes the purchase of up to $100 million of our common stock through November 15, 2022. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During fiscal year 2021, we did not purchase any shares of common stock. At March 31, 2021, our available authorization under our current share repurchase program was $100 million, and approximately 24.5 million common shares were outstanding.
Capital Spending
Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and enhance our farmer base. During fiscal years 2021 and 2020, we invested $66.2 million and $35.2 million, respectively, in our property, plant, and equipment. In the fourth quarter of fiscal year 2021, we purchased the operating and administrative facilities of our FruitSmart business, which we had previously leased, for approximately $16.5 million. Depreciation expense was approximately $38.3 million and $37.5 million, respectively, in fiscal years 2021 and 2020. Generally, our capital spending on maintenance projects is at a level below depreciation expense in order to maintain strong cash flow. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. We currently plan to spend approximately $35 to $45 million in fiscal year 2022 on capital projects for maintenance of our facilities and other investments to grow and improve our businesses. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year.
Outstanding Debt and Other Financing Arrangements
We financed the Silva acquisition using cash-on-hand and borrowings under our committed revolving credit facility. On December 17, 2020, we amended our bank credit agreement, originally dated as of December 20, 2018, to increase the amount of the amount of the term A-1 loans which mature in December 2023 by an additional $75 million and the amount of term A-2 loans which mature in December 2025 by an additional $75 million. We also amended the definition of Consolidated EBITDA under the agreement to (i) exclude the effects of any non-cash purchase accounting adjustments, (ii) make pro forma adjustments for material acquisitions and material dispositions and (iii) permit adjustments for certain transaction fees and expenses related to the amendment and any material acquisition or disposition. All other material terms and conditions of the bank credit agreement remain in full force and effect. We used the proceeds from the term loans to repay borrowings under the committed revolving credit facility.
We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt increased by $81.4 million to $431.0 million during the fiscal year ended March 31, 2021. The increase primarily reflects the Silva acquisition offset in part by higher cash balances. Net debt as a percentage of net capitalization was approximately 25% at March 31, 2021, up from 22% at March 31, 2020.
As of March 31, 2021, we had $430 million available under a committed revolving credit facility that will mature in December 2023, and we, together with our consolidated affiliates, had approximately $274 million in uncommitted lines of credit, of which approximately $172 million were unused and available to support seasonal working capital needs. The financial covenants under our committed revolving credit facility require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. As of March 31, 2021, we were in compliance with all covenants of our debt agreements. We also have an active, undenominated universal shelf registration filed with the SEC in November 2020 that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing until fiscal year 2024.
Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. Currently, we have interest rate swap agreements that convert the variable benchmark LIBOR rates on $370 million of our two outstanding term loans entered to fixed rates. With the swap agreements in place, the effective interest rates on $150 million of the five-year term loan and $220 million of the seven-year term loan were 3.94% and 4.26%, respectively, as of March 31, 2021. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable rate five- and seven-year term loans and are accounted for as cash flow hedges. Under the swap agreements, we receive variable rate interest and pay fixed rate interest. At March 31, 2021, the fair value of our open interest rate hedge swaps was a net liability of approximately $26 million.
We also enter forward contracts from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco and related processing costs in Brazil and Africa, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At March 31, 2021, the fair value of those open contracts was a net asset of approximately $0.1 million. We also had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net liability of approximately $0.4 million at March 31, 2021. For additional information, see Note 11 to the consolidated financial statements in Item 8.
Pension Funding
The funds supporting our ERISA-regulated U.S. defined benefit pension plan during fiscal year 2021 were approximately $261 million. The accumulated benefit obligation (“ABO”) and the projected benefit obligation (“PBO”) were both approximately $244 million and $250 million, respectively as of March 31, 2021. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 13 to the consolidated financial statements in Item 8. We expect to make contributions of about $7 million to our pension plans during the next year. It is our policy to regularly monitor the performance of the funds and to review the adequacy of our funding and plan contributions.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
Our contractual obligations as of March 31, 2021, were as follows:

(in thousands of dollars)	Total	2022	2023-2024	2025-2026	After 2026
Notes payable and long-term debt (1)	$705,905	$126,015	$263,775	$316,115	$—
Operating lease obligations	34,893	11,074	12,130	6,389	5,300
Inventory purchase obligations:
Tobacco	564,987	441,544	123,443	—	—
Agricultural materials	36,846	36,846	—	—	—
Other purchase obligations	65,678	50,843	8,035	6,800	—
Total	$1,408,309	$666,322	$407,383	$329,304	$5,300
(1)Includes interest payments. Interest payments on $251.0 million of variable rate debt were estimated based on rates as of March 31, 2021. We have entered into interest rate swaps that effectively convert the interest payments on $370.0 million of the outstanding balance of our two bank term loans from variable to fixed. The fixed rate has been used to determine the contractual interest payments for all periods.
In addition to principal and interest payments on notes payable and long-term debt, our contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield, and prices will depend on the quality of the tobacco delivered. We have partially funded our tobacco purchases in some origins with short-term advances to farmers and other suppliers, which totaled approximately $122 million, net of allowances, at March 31, 2021.

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
Inventories
Inventories of tobacco are valued at the lower of cost or net realizable value with cost determined under the specific cost method. Raw materials are clearly identified at the time of purchase. We track the costs associated with raw materials in the final product lots, and maintain this identification through the time of sale. We also capitalize direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. We write down inventory for changes in net realizable value based upon assumptions related to future demand and market conditions if the indicated value is below cost. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write-downs. We experience inventory write-downs routinely. Inventory write-downs in fiscal years 2021, 2020, and 2019 were $13.4 million, $10.3 million, and $4.0 million, respectively.
Advances to Tobacco Suppliers
In many sourcing origins, we provide tobacco growers with agronomy services and seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature and are customarily repaid upon delivery of tobacco to us. In several origins, we have also made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to repay maturing advances. In those cases, we may extend repayment of the advances into the following crop year. We will incur losses whenever we are unable to recover the full amount of the loans and advances. At each reporting period, we must make estimates and assumptions in determining the valuation allowance for advances to farmers. At March 31, 2021, the gross balance of advances to tobacco suppliers totaled approximately $144 million, and the related valuation allowance totaled approximately $18 million.
Recoverable Value-Added Tax Credits
In many foreign countries, we pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When we sell tobacco to customers in the country of origin, we generally collect VAT on those sales. We are normally permitted to offset our VAT payments against those collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where our tobacco sales are predominately for export markets, we often do not generate enough VAT collections on downstream sales to fully offset our VAT payments. In those situations, we can accumulate unused VAT credits. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, in some countries we can accumulate significant balances of VAT credits over time. We review these balances on a regular basis, and we record valuation allowances on the credits to reflect amounts that we do not expect to recover, as well as discounts anticipated on credits we expect to sell or transfer. In determining the appropriate valuation allowance to record in a given jurisdiction, we must make various estimates and assumptions about factors affecting the ultimate recovery of the VAT credits. At March 31, 2021, the gross balance of recoverable tax credits (primarily VAT) totaled approximately $49 million, and the related valuation allowance totaled approximately $19 million.
Business Combinations
From time to time, we may enter into business combinations. In accordance with ASC 805, “Business Combinations”, we generally recognize the identifiable assets acquired and the liabilities assumed at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities including those related to debt, pensions and other postretirement plans, uncertain tax positions, contingent consideration and contingencies. This method also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.
Significant estimates and assumptions in estimating the fair value of developed technology, customer relationships, and other identifiable intangible assets include future cash flows that we expect to generate from the acquired assets. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.
Goodwill
We review the carrying value of goodwill for potential impairment on an annual basis and at any time that events or business conditions indicate that it may be impaired. As permitted under Accounting Standards Codification Topic 350 (“ASC 350”), at March 31, 2021 and 2020, we elected to base our initial assessment of potential impairment on qualitative factors. Those factors did not indicate any impairment of our recorded goodwill in fiscal year 2021. In fiscal years prior to basing our initial assessment on qualitative factors, we followed the quantitative approach in ASC 350 in assessing the fair value of our goodwill, which involved the use of discounted cash flow models (Level 3 of the fair value hierarchy under GAAP). Under our current qualitative assessment, we would also use those discounted cash flow models to measure any expected impairment indicated by the assessment. The calculations in these models are not based on observable market data from independent sources and therefore require significant management judgment with respect to operating earnings growth rates and the selection of an appropriate discount rate. Significant adverse changes in our operations or our estimates of future cash flows for a reporting unit with recorded goodwill, such as those caused by unforeseen events or changes in market conditions, could result in an impairment charge. A majority of our consolidated goodwill balance relates to our reporting unit in Brazil and the recent acquisitions of FruitSmart (January 1, 2020) and Silva (October 1, 2020).
Fair Value Measurements
We hold various financial assets and financial liabilities that are required to be measured and reported at fair value in our financial statements, including money market funds, trading securities associated with deferred compensation plans, interest rate swaps, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers. We follow the relevant accounting guidance in determining the fair values of these financial assets and liabilities. Money market funds are valued based on net asset value (“NAV”), which is used as a practical expedient to measure the fair value of those funds (not classified within the fair value hierarchy). Quoted market prices (Level 1 of the fair value hierarchy) are used in most cases to determine the fair values of trading securities. Interest rate swaps and forward foreign currency exchange contracts are valued based on dealer quotes using discounted cash flow models matched to the contractual terms of each instrument (Level 2 of the fair value hierarchy). We incorporate credit risk in determining the fair values of our financial assets and financial liabilities, but that risk did not materially affect the fair values of any of those assets or liabilities at March 31, 2021. We estimate the fair value of acquisition-related contingent consideration obligations by applying an income approach model that utilizes probability-weighted discounted cash flows. Each period we evaluate the fair value of the acquisition-related contingent consideration obligations. Significant judgment is applied to this model and therefore acquisition-related contingent consideration obligation is classified within Level 3 of the fair value hierarchy. In fiscal year 2021, the evaluation of the contingent consideration for the FruitSmart acquisition resulted in the reduction of $4.2 million of contingent consideration of the original $6.7 million liability recorded in fiscal year 2020.
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
Pension and Other Postretirement Benefit Plans
The measurement of our pension and other postretirement benefit obligations and costs at the end of each fiscal year requires that we make various assumptions that are used by our outside actuaries in estimating the present value of projected future benefit payments to all plan participants. Those assumptions take into consideration the likelihood of potential future events such as salary increases and demographic experience. The assumptions we use may have an effect on the amount and timing of future contributions to our plans. The plan trustee conducts an independent valuation of the fair value of pension plan assets. The significant assumptions used in the calculation of our pension and other postretirement benefit obligations are:
•Discount rate – The discount rate is based on investment yields on a hypothetical portfolio of actual long-term corporate bonds rated AA that align with the cash flows for our benefit obligations.
•Salary scale – The salary scale assumption is based on our long-term actual experience for salary increases, the near-term outlook, and expected inflation.
•Expected long-term return on plan assets – The expected long-term return on plan assets reflects asset allocations and investment strategy adopted by the Finance and Pension Investment Committee of the Board of Directors.
•Retirement and mortality rates – Retirement rates are based on actual plan experience along with our near-term outlook. Early retirement assumptions are based on our actual experience. Mortality rates are based on standard industry group annuity mortality tables which are updated to reflect projected improvements in life expectancy.
•Healthcare cost trend rates – For postretirement medical plan obligations and costs, we make assumptions on future inflationary increases in medical costs. These assumptions are based on our actual experience, along with third-party forecasts of long-term medical cost trends.
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
As of March 31, 2021, the effect of the indicated increase or decrease in the selected pension and other postretirement benefit valuation assumptions is shown below. The effect assumes no change in benefit levels.

(in thousands of dollars)	Effect on 2021 Projected Benefit Obligation Increase (Decrease)	Effect on 2022 Annual Expense Increase (Decrease)
Changes in Assumptions for Pension Benefits
Discount Rate:
1% increase	$(32,905)	$(2,624)
1% decrease	40,554	2,885
Expected Long-Term Return on Plan Assets:
1% increase	—	(2,459)
1% decrease	—	2,458

Changes in Assumptions for Other Postretirement Benefits
Discount Rate:
1% increase	(2,462)	(264)
1% decrease	2,923	177
Healthcare Cost Trend Rate:
1% increase	190	62
1% decrease	(175)	(58)
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

OTHER INFORMATION REGARDING TRENDS
AND MANAGEMENT’S ACTIONS
Our financial performance depends on our ability to obtain an appropriate price for our products and services, to secure the product volumes and quality desired by our customers, and to maintain efficient, competitive operations. As the leading global leaf tobacco supplier, we continually monitor for issues and opportunities that may impact the supply of and demand for leaf tobacco, the volumes of leaf tobacco that we handle, and the services we provide. We have also been building a plant-based ingredients platform and monitor issues and opportunities that may impact these businesses as well.
Tobacco Operations Trends
We believe that a key factor to perform successfully in the tobacco industry is our ability to provide customers with the quality of leaf and the level of service they desire on a global basis at competitive prices, while maintaining stability of supply. We add significant value to the leaf tobacco supply chain, providing expertise in dealing with large numbers of farmers, efficiently selling various qualities of leaf produced in each crop to a broad global customer base, and delivering products and services produced in a sustainable manner that meet stringent quality and regulatory specifications. We also make the tobacco markets more efficient and provide crop development guidance at the farm level. As part of our commitment to our customers, we adapt our business model to meet their evolving needs and monitor new product developments in the tobacco industry to identify areas where we can provide additional value to them.
Mature Leaf Tobacco Markets
Leaf tobacco is sourced directly by product manufacturers, by global leaf suppliers such as ourselves, and by other smaller, mostly regional or local, leaf suppliers. We estimate that, of the flue-cured and burley tobacco grown outside of China in countries that are key export markets for tobacco, on average a little over a third is purchased directly by major manufacturers. Global leaf suppliers also usually purchase a little over a third of the tobacco, and the remainder is sourced by the smaller regional or local suppliers. In some markets the tobacco purchased directly by manufacturers is processed by the global leaf suppliers. Although we operate in a mature industry, where demand for the end products outside of China has been declining at a compound annual rate of about 1% over the last three years, our mission is to remain the leading global leaf tobacco supplier. In recent years, we have been and believe that we will continue to be able to grow parts of our business, and maintain performance despite declines in demand for leaf tobacco from product manufacturers. We have done this by continuing to increase our delivery of services, driving supply chain efficiencies, enhancing the range of services we provide to certain customers, including direct buying, agronomic support, and specialized processing services, and improving our market share. We intend to continue to work to expand our business while at the same time maintaining an appropriate return for the services we provide and believe that there are several longer term trends in the industry, such as a focus on sustainability, that could provide additional opportunities for us both to offer additional services to our customers and to increase our market share.
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
Focus on Cost Management
Manufacturers naturally seek to mitigate raw materials cost increases, and they are placing increased emphasis on cost containment as they address declining demand. While this is not a new trend, it continues to offer opportunities to us as we bring supply chain efficiencies to the leaf markets. We believe that global leaf suppliers add efficiencies to the markets through economies of scale, as well as through the vital role played in finding buyers for all styles and qualities of leaf tobacco, which achieves overall cost reductions. To understand our business, it is important to note that tobacco is not a commodity product. Flavor and smoking characteristics as well as chemistries of tobacco vary based on the type of tobacco, the region where the tobacco is grown, and the position of the leaf on the stalk of the plant. Many different styles and grades of tobacco may be produced in a single tobacco crop. A particular manufacturer may only want and have use for certain leaves of a plant. The leaf tobacco supplier plays a vital role in the industry by finding buyers for all of the leaf grades and styles of tobacco produced in a farmer’s crop. This role helps to improve leaf utilization.
In addition to bringing supply chain efficiencies to the leaf tobacco markets, we bring operational efficiencies to the industry, which in turn help reduce costs. These efficiencies include economical utilization of processing capacity, an established and scalable global network of agronomists and technicians helping to maintain a stable, productive, and sustainable farmer base, as well as agronomic and production improvements to optimize leaf yields and qualities. In addition, we are able to offer manufacturers a complete range of services from the field to the delivery of the packed product that benefit from our efficiencies. These services include such things as buying station optimization, processing and blending to specific customer specifications or needs, storage of green or packed leaf tobacco, and logistical services. In recent years, there has been an increase in the level of direct purchasing, processing, and other supply chain services that we provide our customers, notably in the United States, Mexico, Brazil, Poland, Guatemala, the Dominican Republic, and the Philippines. We believe this increase acknowledges the efficiencies and services that we bring to the entire supply chain.
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
Importance of Compliant Leaf
As we have said for many years, the production of compliant leaf for the tobacco industry continues to grow in importance. To be considered compliant, leaf tobacco must be grown in a traceable, sustainable manner utilizing GAP. We have long invested significant resources in the programs and infrastructure needed to work with growers to produce compliant leaf and continue to enhance our ability to monitor and demonstrate this compliance for our customers. Our GAP focus on implementing international principles of sustainability by encouraging and training our farmers to employ sound field production and labor management practices that promote farmer profitability and minimal environmental impact. To assist farmers, Universal provides comprehensive training, technical support in the field, and crop analytics through ongoing research and development. Our commitment to compliance is reinforced through MobiLeaf™, our proprietary mobile device platform that captures and shares data in real-time, embedding sustainability throughout our supply chain and providing monitoring of GAP efforts, compliance with labor standards, and opportunities to enhance efficiencies. We believe that compliant leaf will continue to grow in importance to our customers and, as a result, will favor global suppliers who are able to deliver this product.
Growth of Alternative Tobacco Products
Most of the major tobacco product manufacturers have been developing next generation and modified risk products. These include electronic nicotine delivery systems (“ENDS”), oral tobacco and nicotine products, and heated tobacco products. ENDS use liquid nicotine, which is predominately derived from leaf tobacco, and heated tobacco products use leaf tobacco. Oral tobacco and nicotine products may use liquid nicotine or leaf tobacco. At this time, it is unclear how these new products will affect demand for leaf tobacco. However, as our customers have been developing these products, we have been working with them to make sure we are able to meet their needs for both their traditional and new products. This is consistent with our commitment to efficiently and effectively adapt our business model to meet our customers’ evolving needs. Specifically, we have expertise in tobacco seed development, crop production methods, crop sourcing, processing, and manufacturing of reconstituted sheet tobacco, which is beneficial to our customers as they continue to develop alternative tobacco products. We also are able to provide high quality, traceable and sustainable liquid nicotine through our subsidiary, AmeriNic. We continue to monitor industry developments regarding next generation products, including consumer acceptance and regulation, and will adapt accordingly.
Leaf Tobacco Supply
Flue-cured tobacco crops grown outside of China declined in fiscal year 2021 by about 13% to 1.7 billion kilos compared to fiscal year 2020. Global burley tobacco production decreased by about 16% to about 457 million kilos in fiscal year 2021, largely due to smaller crops in Africa and Brazil. Flue-cured tobacco crops grown outside of China are projected to increase by about 5% to 1.8 billion kilos in fiscal year 2022. Burley volumes are also forecast to decrease further to about 431 million kilos in fiscal year 2022. We estimate that as of March 31, 2021, industry uncommitted flue-cured and burley inventories, excluding China, totaled about 94 million kilos, a decrease of about 30% from March 31, 2020 levels. At this time, we believe that flue-cured tobacco supply is in line with anticipated demand and burley tobacco supply is in a slight undersupply position.

We also forecast that oriental and dark air-cured tobacco production will both decrease by about 5% and 6%, respectively, in fiscal year 2022. Over the long term, we believe that global tobacco production will continue to decline slightly in line with slightly declining total demand. South America, Asia, Africa, and North America will remain key sourcing regions for flue-cured and burley tobaccos.
China is a significant cigarette market. However, most of the cigarettes consumed in China and the leaf tobacco used in those cigarettes are produced domestically. Therefore, we normally view the Chinese market independently when evaluating worldwide leaf tobacco supply and demand. Domestic leaf tobacco inventories have built up in China over the last several years as China’s domestic leaf production has exceeded their domestic needs for the local cigarette market. China is continuing to demonstrate efforts to re-align their domestic leaf production and inventories to balance their needs, and inventories have started to come down. These efforts could influence global supply/demand in the short term.
Leaf Tobacco Demand
Industry data shows that over the past three years, total world consumption of cigarettes fell at a compound annual rate of about 1%. We believe that growth in world consumption of cigarettes peaked several years ago and is declining. As a result, we expect that near term global demand for leaf tobacco will continue to slowly decline in line with declining global cigarette consumption.
Our sales consist primarily of flue-cured and burley tobaccos. Those types of tobacco, along with oriental tobaccos, are used in American-blend cigarettes which are primarily smoked in Western Europe and the United States. English-blend cigarettes which use flue-cured tobacco are mainly smoked in the United Kingdom and Asia and other emerging markets. Industry data shows that consumption of American-blend cigarettes has declined at a compound annual rate of about 1% for the three years ended in 2020. If demand for American-blend cigarettes declines at a higher rate than reductions in demand for English-blend cigarettes, there may be less demand for burley and oriental tobaccos and more demand for flue-cured tobacco. However, demand is affected by many factors, including regulation, product taxation, illicit trade, alternative tobacco products, and Chinese imports. To the extent that domestic leaf production and inventory durations in China do not meet requirements for Chinese cigarette blends, that tobacco could be sourced from other origins where we have major market positions. On a year-to-year basis, we are also susceptible to fluctuations in leaf supply due to crop sizes and leaf demand as manufacturers adjust inventories or respond to changes in cigarette markets. We currently believe that the supply of flue-cured tobaccos is in line with anticipated demand, and the supply of burley tobaccos is in a slight undersupply. However, inventories held by our customers may affect their near-term demand for leaf tobacco. We also sell oriental tobaccos, which are used in American-blend cigarettes, and dark tobaccos, which are used in cigars and other smokeless products. In recent years, we have seen increased demand for natural wrapper tobacco particularly for the European and U.S. machine-made cigar markets. While we expect demand for oriental tobaccos and dark tobaccos used in cigar filler to be generally in line with supply, we are continuing to see strong demand for wrapper tobacco.
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
Global Regulation of Tobacco Products
Public Acceptance of Increased Global Regulation on Tobacco Products
Diminishing social acceptance of tobacco use and increasing pressure from anti-smoking groups have cultivated a political environment that accepts greater regulations on tobacco products, particularly in the United States and the European Union. While the impact of this cultural trend on our business is uncertain, the global acceptance of stringent regulations could reduce demand for tobacco products and have a material adverse effect on our results of operation.
Strengthened Global Cooperation in the Regulation on Tobacco Products
The World Health Organization’s (“WHO”) Framework Convention on Tobacco Control (“FCTC”) was ratified in 2005 to become the world’s first international public health treaty. Since its inception, the FCTC has continued to strengthen international cooperation and collaboration in tobacco control by advancing the implementation of the treaty’s 38 articles and increasing global participation. As the ninth Conference of the Parties approaches in November 2021, the FCTC is working diligently to consider amendments to the agreement and track progress in the treaty’s implementation.
While we cannot predict the extent or speed at which the efforts of the FCTC will reduce tobacco consumption, a proliferation of national laws and regulations spurred by the recommendations of the FCTC would likely reduce demand for both tobacco products and leaf.
United States FDA’s Continued Enforcement of the Tobacco Control Act
In 2009, the U.S. Congress passed the Family Smoking Prevention and Tobacco Control Act (the "Act”). This legislation authorizes the U.S. Food and Drug Administration (“FDA”) to regulate the manufacturing and marketing of tobacco products. The Act additionally prohibited characterizing flavors in cigarettes, restricted youth access to tobacco products, banned advertising claims regarding certain tobacco products, and established the Center for Tobacco Products.
Over the past decade, the FDA has focused on establishing the scientific foundation and regulatory framework for regulating tobacco products in the United States. On May 10, 2016, the FDA released “deeming” regulations to extend FDA oversight over all tobacco products, including electronic nicotine delivery systems, cigars, hookah tobacco, pipe tobacco, dissolvables, and “novel and future products.” The regulations require tobacco product manufacturers to register tobacco products that were on the market on February 15, 2007, and to seek FDA authorization to sell any products modified or introduced after such date. All submissions require manufacturers to list ingredients in their products. Per an order issued by the U.S. District Court for the District of Maryland in July 2019, the deadline for all pre-market tobacco application submissions moved to May 12, 2020. However, due to the global COVID-19 pandemic, the Court extended this deadline to September 9, 2020. The Agency was given one year to approve or deny the marketing applications under consideration.
Although less than 5% of cigarettes manufactured worldwide are consumed in the United States, the FDA is widely considered a global leader in the “science-based” regulation of tobacco products. The FDA operates in stark contrast to the World Health Organization’s “emotion based” approach to nicotine use. The WHO is reluctant to accept one nicotine product as more/less risky than another, and their suggested solution is either rigorous regulation or outright prohibition. The continued implementation and enforcement of the Act in the United States is likely to influence the tobacco control measures considered by other countries and international bodies, including the WHO. It is impossible to predict the ultimate impact these developing regulations will have on our business, but any reduction in the demand for our customer’s products will adversely impact the demand for leaf tobacco.
Global Acceptance of the Continuum of Risk in the Regulation of Novel Tobacco Products
As novel tobacco products, such as e-cigarettes and heat-not-burn devices, emerge in the global market, governments are tasked with developing the appropriate, science-based approach to regulation. In 2017, then Commissioner of the FDA, Scott Gottlieb, announced a new regulatory approach for the regulation of tobacco products that embraced the placement of each product somewhere along a “continuum of risk”. This comprehensive plan on nicotine use sought to facilitate an adult tobacco consumer’s switch from combustible cigarettes to less risky products found lower on the continuum. As part of this regulatory scheme, the FDA approved the first “heat-not-burn” and “very-low nicotine” premarket tobacco applications to permit the sale of these products within the United States. Furthermore, FDA approved their first modified risk tobacco products applications (“MRTPs”) to permit certain products in the heat-not-burn and smokeless categories to make modified exposure or risk claims. Although the WHO FCTC does not include specific harm-reduction provisions in the language of the treaty, a growing number of countries have established tobacco control strategies incorporating a continuum of risk concept. In addition, the global tobacco product market is continuously diversifying to include a wide array of novel tobacco products to serve as alternatives to combustible cigarettes.
Regardless of the type, it is generally understood that most novel products on the market contain less leaf tobacco than combustible cigarettes. Therefore, the market-driven rise of novel products alongside a regulatory scheme designed to facilitate an adult tobacco consumer’s switch from combustible cigarettes could affect global leaf demand. It is presently difficult to predict whether this will result in a decrease or an increase in requirements for leaf tobacco production in the long or short terms. Since they are marketed as replacements for combustible tobacco products, the question remains whether novel products will replace traditional cigarettes in the future, add to the market, or have a balancing effect.
Increased Taxation
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

Illicit Trade
Illicit trade is another factor which influences demand for legally and sustainably produced leaf tobacco. The WHO estimates that one in every ten cigarettes consumed globally is illicit. Individual governments like the United States, European Union, and Brazil have initiated substantial steps in combating illicit trade. In 2012 the WHO Framework Convention on Tobacco Control adopted an illicit trade protocol which has been so far ratified by only one third of its 182 parties. We continue to support both governmental and industry efforts to eradicate illicit trade.
Ingredients Operations Trends
Following our capital allocation strategy, we have made disciplined investments within our leaf business to take advantage of growth opportunities in tobacco as well as in plant-based ingredients businesses and markets that could utilize our assets and capabilities. Through these actions, we believe that we will be able to deliver enhanced shareholder value despite operating in the mature leaf tobacco industry.
We made significant strategic investments in our plant-based ingredients platform in fiscal years 2020 and 2021. We acquired FruitSmart in January 2020 and Silva in October 2020. Our ingredients businesses provide our business-to-business customers with a broad variety of plant-based ingredients for both human and pet consumption. A variety of value-added manufacturing processes are used in these businesses to convert raw materials into a wide spectrum of fruit and vegetable juices, concentrates, and dehydrated products. These businesses provide value-added agricultural processing, part of the agricultural value chain where we possess significant business expertise. We consider the agricultural value chain to consist of agricultural inputs, crop production, agricultural processing, manufacture and distribution, and retail sales. We are pleased with the ongoing integration of our plant-based ingredients platform, and we are ahead of our capital allocation strategy objectives.
One of the markets our plant-based ingredients business serve is the growing Global Health and Wellness Foods Market. According to industry estimates this market is projected to grow at an annual rate of 4%-6% over the next several years. In addition, with the COVID-19 pandemic, there is strong consumer demand for healthy foods. FruitSmart is seeing growing consumer interest in better-for-you premium ingredients, including custom blends, not-from-concentrate and dry products. It is also seeing strong growth in targeted end markets utilizing FruitSmart products, including ciders, purees and nutraceuticals. Silva is well positioned to take advantage of increasing demand for natural and clean-label products across the end markets it serves, including within the attractive and growing savory and pet food end markets.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding the portion of our bank term loans that have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $251 million at March 31, 2021. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $2.5 million, that amount would be at least partially mitigated by changes in charges to customers.
In addition, changes in interest rates affect the calculation of our pension plan liabilities. As rates decrease, the liability for the present value of amounts expected to be paid under the plans increases. Rate changes also affect expense. As of the March 31, 2021 measurement date, a 1% decrease in the discount rate would have increased the projected benefit obligation (“PBO”) for pensions by $41 million and increased annual pension expense by $3 million. Conversely, a 1% increase in the discount rate would have reduced the PBO by $33 million and reduced annual pension expense by $3 million.
Currency Risk
The international leaf tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country. We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency. Any currency gains or losses on those advances are usually offset by increases or decreases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries. We are vulnerable to currency remeasurement gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. We recognized net remeasurement gains of $8.5 million in fiscal year 2021, $16.4 million of net remeasurement losses in fiscal year 2020, and $1.8 million of net remeasurement losses in fiscal year 2019. We recognized net foreign currency transaction losses of $1.4 million in fiscal year 2021, $2.9 million in fiscal year 2020, and $4.3 million in fiscal year 2019. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. We have entered forward currency exchange contracts to hedge against the effects of currency movements on purchases of tobacco to reduce the volatility of costs. In addition, we periodically enter into forward contracts to hedge balance sheet exposures. See Note 11 to the consolidated financial statements in Item 8 for additional information about our hedging activities.
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

Item 8.   Financial Statements and Supplementary Data
UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars, except share and per share data)	2021	2020	2019
Sales and other operating revenues	$1,983,357	$1,909,979	$2,227,153

Costs and expenses
Cost of goods sold	1,597,354	1,553,167	1,820,562
Selling, general and administrative expenses	219,789	222,902	225,118
Other income	(4,173)	—	—
Restructuring and impairment costs	22,577	7,543	20,304

Operating income	147,810	126,367	161,169
Equity in pretax earnings of unconsolidated affiliates	2,985	4,211	5,299
Other non-operating income (expense)	(440)	986	832
Interest income	325	1,581	1,532
Interest expense	24,954	19,854	17,510

Income before income taxes	125,726	113,291	151,322
Income taxes	29,412	35,288	41,188

Net income	96,314	78,003	110,134
Less: net income attributable to noncontrolling interests in subsidiaries	(8,904)	(6,323)	(6,013)
Net income attributable to Universal Corporation	$87,410	$71,680	$104,121

Earnings per share:
Basic	$3.55	$2.87	$4.14
Diluted	$3.53	$2.86	$4.11

Weighted average common shares outstanding:
Basic	24,656,009	24,982,259	25,129,192
Diluted	24,788,566	25,106,351	25,330,437
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars)	2021	2020	2019
Net income	$96,314	$78,003	$110,134
Other comprehensive income (loss):
Foreign currency translation, net of income taxes	8,272	(3,066)	(16,316)
Foreign currency hedge, net of income taxes	11,812	(11,850)	(341)
Interest rate hedge, net of income taxes	7,922	(26,468)	(7,462)
Pension and other postretirement benefit plans, net of income taxes	17,038	(14,766)	(11,665)
Total other comprehensive income (loss), net of income taxes	45,044	(56,150)	(35,784)
Total comprehensive income	141,358	21,853	74,350
Less: comprehensive income attributable to noncontrolling interests	(9,388)	(6,079)	(5,856)

Comprehensive income attributable to Universal Corporation	$131,970	$15,774	$68,494
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands of dollars)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$197,221	$107,430
Accounts receivable, net	367,482	340,711
Advances to suppliers, net	121,618	133,778
Accounts receivable—unconsolidated affiliates	584	11,483
Inventories—at lower of cost or net realizable value:
Tobacco	640,653	707,298
Other	145,965	99,275
Prepaid income taxes	15,029	12,144
Other current assets	66,806	67,498
Total current assets	1,555,358	1,479,617

Property, plant and equipment
Land	22,400	21,376
Buildings	284,430	256,488
Machinery and equipment	658,826	634,395
	965,656	912,259
Less accumulated depreciation	(616,146)	(597,106)
	349,510	315,153
Other assets
Operating lease right-of-use assets	31,230	39,256
Goodwill, net	173,051	126,826
Other intangibles, net	72,304	17,861
Investments in unconsolidated affiliates	84,218	77,543
Deferred income taxes	12,149	20,954
Pension asset	11,950	—
Other noncurrent assets	52,154	43,711
	437,056	326,151

Total assets	$2,341,924	$2,120,921

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS—(Continued)

	March 31,
(in thousands of dollars)	2021	2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$101,294	$78,033
Accounts payable and accrued expenses	139,484	140,202
Accounts payable—unconsolidated affiliates	1,282	55
Customer advances and deposits	8,765	10,242
Accrued compensation	29,918	23,710
Income taxes payable	4,516	5,334
Current portion of operating lease liabilities	7,898	9,823
Current portion of long-term debt	—	—
Total current liabilities	293,157	267,399

Long-term debt	518,172	368,764
Pensions and other postretirement benefits	57,637	70,680
Long-term operating lease liabilities	19,725	25,893
Other long-term liabilities	59,814	69,427
Deferred income taxes	44,994	29,474
Total liabilities	993,499	831,637

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 24,514,867 shares issued and outstanding (24,421,835 at March 31, 2020)	326,673	321,502
Retained earnings	1,087,663	1,076,760
Accumulated other comprehensive loss	(107,037)	(151,597)
Total Universal Corporation shareholders' equity	1,307,299	1,246,665
Noncontrolling interests in subsidiaries	41,126	42,619
Total shareholders' equity	1,348,425	1,289,284

Total liabilities and shareholders' equity	$2,341,924	$2,120,921
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(in thousands of dollars)	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$96,314	$78,003	$110,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,733	38,379	37,104
Provision for losses (recoveries) on advances and guaranteed loans to suppliers	5,534	937	(2,339)
Inventory write-downs	13,463	10,319	4,002
Stock-based compensation expense	6,106	5,631	8,152
Foreign currency remeasurement loss (gain), net	(8,475)	16,422	1,786
Foreign currency exchange contracts	(1,567)	499	(32)
Deferred income taxes	(2,335)	(8,697)	3,873
Equity in net income of unconsolidated affiliates, net of dividends	(296)	1,101	3,659
Restructuring and impairment costs	22,577	7,543	20,304
Restructuring payments	(8,283)	(2,787)	(4,014)
Change in estimated fair value of contingent consideration for FruitSmart acquisition	(4,173)	—	—
Other, net	(1,373)	(9,271)	5,645
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(5,239)	16,267	(8,373)
Inventories and other assets	43,199	(94,538)	33,796
Income taxes	(4,516)	10,927	(8,981)
Accounts payable and other accrued liabilities	26,171	(48,534)	(54,912)
Customer advances and deposits	(1,426)	(11,304)	14,718
Net cash provided by operating activities	220,414	10,897	164,522

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(66,154)	(35,227)	(38,760)
Purchase of business, net of cash held by the business	(161,751)	(80,180)	—
Proceeds from sale of property, plant and equipment	11,436	8,547	2,061
Other	(800)	495	2,000
Net cash used by investing activities	(217,269)	(106,365)	(34,699)

Cash Flows From Financing Activities:
Issuance (repayment) of short-term debt, net	29,396	24,114	12,036
Issuance of long-term debt	150,000	—	41,147
Repayment of long-term debt	—	—	(41,147)
Dividends paid to noncontrolling interests in subsidiaries	(10,881)	(6,251)	(5,938)
Repurchase of common stock	—	(33,457)	(1,443)
Dividends paid on common stock	(75,177)	(75,368)	(69,883)
Proceeds from termination of interest rate swap agreements	—	—	5,428
Debt issuance costs and other	(1,949)	(3,184)	(5,987)
Net cash provided/(used) by financing activities	91,389	(94,146)	(65,787)

Effect of exchange rate changes on cash	1,257	(512)	(608)
Net increase (decrease) in cash and cash equivalents	95,791	(190,126)	63,428
Cash, restricted cash and cash equivalents at beginning of year	107,430	297,556	234,128
Cash, Restricted Cash and Cash Equivalents at End of Year	$203,221	$107,430	$297,556

Supplemental Information:
Cash and cash equivalents	$197,221	$107,430	$297,556
Restricted cash (Other noncurrent assets)	6,000	—	—
Total cash, restricted cash and cash equivalents	$203,221	$107,430	$297,556

Supplemental information—cash paid for:
Interest	$24,198	$19,376	$16,462
Income taxes, net of refunds	$36,443	$30,984	$44,856
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2021
Balance at beginning of year	$321,502	$1,076,760	$(151,597)	$42,619	$1,289,284
Changes in common stock
Accrual of stock-based compensation	6,106	—	—	—	6,106
Withholding of shares from stock-based compensation for grantee income taxes	(1,949)	—	—	—	(1,949)
Dividend equivalents on restricted stock units (RSUs)	1,014	—	—	—	1,014
Changes in retained earnings
Net income	—	87,410	—	8,904	96,314
Cash dividends declared on common stock ($3.08 per share)	—	(75,493)	—	—	(75,493)
Dividend equivalents on restricted stock units (RSUs)	—	(1,014)	—	—	(1,014)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	7,788	484	8,272
Foreign currency hedge, net of income taxes	—	—	11,812	—	11,812
Interest rate hedge, net of income taxes	—	—	7,922	—	7,922
Pension and other postretirement benefit plans, net of income taxes	—	—	17,038	—	17,038
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(10,881)	(10,881)
Balance at end of year	$326,673	$1,087,663	$(107,037)	$41,126	$1,348,425

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2020
Balance at beginning of year	$326,600	$1,106,178	$(95,691)	$42,791	$1,379,878
Changes in common stock
Repurchase of common stock	(8,562)	—	—	—	(8,562)
Accrual of stock-based compensation	5,631	—	—	—	5,631
Withholding of shares from stock-based compensation for grantee income taxes	(3,183)	—	—	—	(3,183)
Dividend equivalents on restricted stock units (RSUs)	1,016	—	—	—	1,016
Changes in retained earnings
Net income	—	71,680	—	6,323	78,003
Cash dividends declared on common stock ($3.04 per share)	—	(75,187)	—	—	(75,187)
Repurchase of common stock	—	(24,895)	—	—	(24,895)
Dividend equivalents on restricted stock units (RSUs)	—	(1,016)	—	—	(1,016)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	(2,822)	(244)	(3,066)
Foreign currency hedge, net of income taxes	—	—	(11,850)	—	(11,850)
Interest rate hedge, net of income taxes	—	—	(26,468)	—	(26,468)
Pension and other postretirement benefit plans, net of income taxes	—	—	(14,766)	—	(14,766)
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(6,251)	(6,251)
Balance at end of year	$321,502	$1,076,760	$(151,597)	$42,619	$1,289,284

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2019
Balance at beginning of year	$321,559	$1,080,934	$(60,064)	$42,873	$1,385,302
Changes in common stock
Repurchase of common stock	(397)	—	—	—	(397)
Accrual of stock-based compensation	8,152	—	—	—	8,152
Withholding of shares from stock-based compensation for grantee income taxes	(3,697)	—	—	—	(3,697)
Dividend equivalents on restricted stock units (RSUs)	983	—	—	—	983
Changes in retained earnings
Net income	—	104,121	—	6,013	110,134
Cash dividends declared on common stock ($3.00 per share)		(74,914)	—	—	(74,914)
Repurchase of common stock	—	(1,046)	—	—	(1,046)
Dividend equivalents on restricted stock units (RSUs)	—	(983)	—	—	(983)
Adoption of FASB Accounting Standards Update 2016-16 eliminating deferred income taxes on unrecognized gains on intra-entity transfers of assets other than inventory	—	(1,934)	—	—	(1,934)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	(16,159)	(157)	(16,316)
Foreign currency hedge, net of income taxes	—	—	(341)	—	(341)
Interest rate hedge, net of income taxes	—	—	(7,462)	—	(7,462)
Pension and other postretirement benefit plans, net of income taxes	—	—	(11,665)	—	(11,665)
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(5,938)	(5,938)
Balance at end of year	$326,600	$1,106,178	$(95,691)	$42,791	$1,379,878

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Fiscal Year Ended March 31,
	2021	2020	2019
Common Shares Outstanding:
Balance at beginning of year	24,421,835	24,989,946	24,930,725
Issuance of common stock	93,032	88,709	89,998
Repurchase of common stock	—	(656,820)	(30,777)
Balance at end of year	24,514,867	24,421,835	24,989,946
See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts are in thousands, except per share amounts or as otherwise noted.)

NOTE 1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is a global business-to-business agri-products supplier to consumer product manufacturers. The Company is the leading global leaf tobacco supplier and provides high-quality plant-based ingredients to food and beverage end markets. The Company conducts its leaf tobacco business in over 30 countries, primarily in major tobacco-producing regions of the world.
The extent to which the ongoing COVID-19 pandemic will impact the Company's financial condition, results of operations and demand for its products and services will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing geographic spread and mutations of COVID-19, the severity of the pandemic, the duration of the COVID-19 outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the COVID-19 pandemic and the impact on the U.S. and the global economies, markets and supply chains. At March 31, 2021, it is not possible to predict the overall impact of the ongoing COVID-19 pandemic on the Company's business, financial condition, results of operations and demand for its products and services.
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
The equity method of accounting is used for investments in companies where Universal Corporation has a voting interest of 20% to 50%. These investments are accounted for under the equity method because Universal exercises significant influence over those companies, but not control. The Company received dividends totaling $2.9 million in fiscal year 2021, $3.9 million in fiscal year 2020, and $7.5 million in fiscal year 2019, from companies accounted for under the equity method. Investments where Universal has a voting interest of less than 20% are not significant and do not have readily determinable fair values. As such, the Company has elected the alternate method of measuring these investments at cost, less any impairment. The Company's 49% ownership interest in Socotab L.L.C. (“Socotab”), a leading supplier of oriental tobaccos with operations located principally in Eastern Europe and Turkey, is the primary investment accounted for under the equity method. The investment in Socotab is an important part of the Company's overall product and service arrangements with its major customers. The Company reviews the carrying value of its investments in Socotab and its other unconsolidated affiliates on a regular basis and considers whether any factors exist that might indicate an impairment in value that is other than temporary. For the fiscal year ended March 31, 2021, the Company determined that no such factors existed with respect to those investments.
The Company's operations in Zimbabwe are deconsolidated under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. The investment in the Zimbabwe operations is accounted for at cost less impairment, and was zero at March 31, 2021 and 2020. The Company has a net foreign currency translation loss associated with the Zimbabwe operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss at March 31, 2021. As a regular part of its reporting, the Company reviews the conditions that resulted in the deconsolidation of the Zimbabwe operations to confirm that such accounting treatment is still appropriate. Dividends from the Zimbabwe operations are recorded in income in the period received.
The Company holds less than a 100% financial interest in certain consolidated subsidiaries. The net income and shareholders’ equity attributable to the noncontrolling interests in these subsidiaries are reported on the face of the consolidated financial statements. There were no material changes in the Company’s ownership percentage in any of these subsidiaries during fiscal years 2021, 2020, or 2019.
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

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The following table provides a reconciliation of (1) equity in the pretax earnings of unconsolidated affiliates, as reported in the consolidated statements of income to (2) equity in the net income of unconsolidated affiliates, net of dividends, as reported in the consolidated statements of cash flows for the fiscal years ended March 31, 2021, 2020, and 2019:

	Fiscal Year Ended March 31,
	2021	2020	2019
Equity in pretax earnings reported in the consolidated statements of income	$2,985	$4,211	$5,299
Less: Equity in income taxes	180	(1,390)	(1,441)
Equity in net income	3,165	2,821	3,858
Less: Dividends received on investments (1)	(2,869)	(3,922)	(7,517)
Equity in net income, net of dividends, reported in the consolidated statements of cash flows	$296	$(1,101)	$(3,659)
(1)    In accordance with the applicable accounting guidance, dividends received from unconsolidated affiliates accounted for on the equity method that represent a return on capital (i.e., a return of earnings on a cumulative basis) are presented as operating cash flows in the consolidated statements of cash flows.
Earnings Per Share
 The Company calculates basic earnings per share based on earnings available to common shareholders. The calculation uses the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed in a similar manner using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares include unvested restricted stock units and performance share units that are assumed to be fully vested and paid out in shares of common stock.
Calculations of earnings per share for the fiscal years ended March 31, 2021, 2020, and 2019, are provided in Note 5.
Cash and Cash Equivalents
 All highly liquid investments with a maturity of three months or less at the time of purchase are classified as cash equivalents.
Advances to Tobacco Suppliers
In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to tobacco suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to tobacco suppliers totaled approximately $144 million at March 31, 2021 and $153 million at March 31, 2020. The related valuation allowances totaled $18 million at March 31, 2021, and $16 million at March 31, 2020, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions for estimated uncollectible amounts of approximately $5.5 million in fiscal year 2021 and $1.0 million in fiscal year 2020, respectively, and reduced by net recoveries of approximately $2.3 million in fiscal year 2019. These net provisions and recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Advances on

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
which interest accrual had been discontinued totaled approximately $4 million at March 31, 2021 and $5 million at March 31, 2020.
Inventories
Inventories are valued at the lower of cost or net realizable value. Raw materials primarily consist of unprocessed leaf tobacco, which is clearly identified by type and grade at the time of purchase. The Company tracks the costs associated with this tobacco in the final product lots, and maintains this identification through the time of sale. This method of cost accounting is referred to as the specific cost or specific identification method. The predominant cost component of the Company’s inventories is the cost of the unprocessed tobacco. Direct and indirect processing costs related to these raw materials are capitalized and allocated to inventory in a systematic manner. The Company does not capitalize any interest or sales-related costs in inventory. Freight costs are recorded in cost of goods sold. Other inventories consist primarily of unprocessed and processed food and vegetable ingredients, seed, fertilizer, packing materials, and other supplies, and are valued principally at the lower of average cost or net realizable value.
Recoverable Value-Added Tax Credits
In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time, and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At March 31, 2021 and 2020, the aggregate balances of recoverable tax credits held by the Company’s subsidiaries totaled approximately $49 million and $52 million, respectively, and the related valuation allowances totaled approximately $19 million at both dates. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.
Property, Plant and Equipment
Depreciation of property, plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated primarily using the straight-line method. Buildings include processing and blending facilities, offices, and warehouses. Machinery and equipment consists of processing and packing machinery and transport, office, and computer equipment. Estimated useful lives range as follows: buildings - 15 to 40 years; processing and packing machinery - 3 to 11 years; transport equipment - 3 to 10 years; and office and computer equipment - 3 to 12 years. Where applicable and material in amount, the Company capitalizes related interest costs during periods that property, plant and equipment are being constructed or made ready for service. No interest was capitalized in fiscal years 2021, 2020, or 2019.
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

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
components (e.g., common-area or other maintenance costs) which are accounted for as a single lease component, as the Company has elected the practical expedient to group lease and non-lease components for real estate leases.
Goodwill and Other Intangibles
Goodwill and other intangibles are disclosed in Note 7. Goodwill principally consists of the excess of the purchase price of acquired companies over the fair value of the net assets. Goodwill is carried at the lower of cost or fair value and is reviewed for potential impairment on an annual basis as of the end of the fiscal year. Accounting Standards Codification Topic 350 (“ASC 350”) permits companies to base their initial assessments of potential goodwill impairment on qualitative factors, and the Company elected to use that approach at March 31, 2021 and 2020. Those factors did not indicate that it was more likely than not that the fair value of any of the reporting units was less than their respective carrying value, therefore no potential impairment of the Company's recorded goodwill was noted as of those dates.
Reporting units are distinct operating subsidiaries or groups of subsidiaries that typically compose the Company’s business in a specific country or location. Goodwill is allocated to reporting units based on the country or location to which a specific acquisition relates, or by allocation based on expected future cash flows if the acquisition relates to more than one country or location. The majority of the Company’s goodwill relates to its reporting unit in Brazil and recent acquisitions of Silva International Inc. and FruitSmart, Inc. See Note 2 for additional information. Significant adverse changes in the operations or estimated future cash flows for a reporting unit with recorded goodwill could result in an impairment charge.
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
Fair Values of Financial Instruments
The fair value of the Company’s long-term debt, disclosed in Note 12, approximates the carrying amount since the variable interest rates in the underlying credit agreement reflect the market interest rates that were available to the Company at March 31, 2021. In periods when fixed-rate obligations are outstanding, fair values are estimated using market prices where they are available or discounted cash flow models based on current incremental borrowing rates for similar classes of borrowers and borrowing arrangements. The fair values of interest rate swap agreements designated as cash flow hedges and used to fix the variable benchmark rate on outstanding long-term debt are determined separately and recorded in other long-term liabilities. Except for interest rate swaps and forward foreign currency exchange contracts that are discussed below, the fair values of all other assets and liabilities that qualify as financial instruments approximate their carrying amounts.
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

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
material to the financial statements or operations of the Company. Additional disclosures related to the Company’s derivatives and hedging activities are provided in Note 11.
Translation and Remeasurement of Foreign Currencies
The financial statements of foreign subsidiaries having the local currency as the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates applicable to each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of other comprehensive income or loss. The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement gains and losses that are included in earnings as a component of selling, general, and administrative expenses. The Company recognized net remeasurement gains of $8.5 million in fiscal year 2021, and net remeasurement losses of $16.4 million in fiscal year 2020 and $1.8 million in fiscal year 2019.
Foreign currency transactions and forward foreign currency exchange contracts that are not designated as hedges generate gains and losses when they are settled or when they are marked-to-market under the prescribed accounting guidance. These transaction gains and losses are also included in earnings as a component of selling, general, and administrative expenses. The Company recognized net foreign currency transaction losses of $1.4 million in fiscal year 2021, $2.9 million in fiscal year 2020, and $4.3 million in fiscal year 2019.
Revenue Recognition
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
While most of the Company’s revenue is derived from tobacco that is purchased from farmers, processed and packed in its factories, and then sold to customers, some revenue is earned from processing tobacco owned by customers and from other value-added services. The arrangements for processing services usually exist in specific markets where the customers contract directly with farmers for leaf production, and they have accounted for less than 5% of total revenue on an annual basis through the fiscal year ended March 31, 2021. Processing and packing of leaf tobacco is a short-duration process. Under normal operating conditions, raw tobacco that is placed into the production line exits as processed and packed tobacco within one hour, and is then later transported to customer-designated storage facilities. The revenue for these services is recognized when the performance obligation is met upon the completion of processing, and the Company's operating history indicates that customer requirements for processed tobacco are consistently met upon completion of processing.
The Company has diversified its operations through acquisition of established companies that offer customers a wide range of both liquid and dehydrated fruit and vegetable ingredient products. These operations procure raw materials from domestic and international growers and suppliers and through a variety of processing steps (including sorting, cleaning, pressing, mixing, and blending), manufacture finished goods utilized in both human and pet food. The contracts for food ingredients with customers create a performance obligation to transfer the manufactured finished goods to the customer. Transaction prices for the sale of food ingredients are primarily based on negotiated fixed prices. At the point in time that the customer obtains control over the finished product, which is typically aligned with physical shipment under the contractual terms with the customer, the Company completes its performance obligation and recognizes the revenue for the sale.
Additional disclosures related to the Company's revenue from contracts with customers are provided in Note 3.
Stock-Based Compensation
Share-based payments, such as grants of restricted stock units, performance share units, restricted stock, stock appreciation rights, and stock options, are measured at fair value and reported as expense in the financial statements over the requisite service period. Additional disclosures related to stock-based compensation are included in Note 15.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Estimates and Assumptions
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Accounting Pronouncements
Pronouncements Adopted in Fiscal Year 2019
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”). ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales or transfers of assets other than inventory in the income statement as income tax expense in the period the sale or transfer occurs, rather than deferring those tax effects until the asset has been sold to a third-party or otherwise recognized in earnings through depreciation, amortization, or impairment. In prior fiscal reporting periods, various subsidiaries of the Company sold tobacco processing equipment to other subsidiaries, and the related income effects have been deferred as required under the previous accounting guidance. The Company adopted ASU 2016-16 effective April 1, 2018, the beginning of fiscal year 2019. Under the modified retrospective transition method required by the guidance, the Company recorded a $1.9 million reduction to retained earnings for the fiscal year ended March 31, 2019 for the cumulative effect of recognizing the deferred income tax effects on all prior intercompany sales of equipment as of the date of adoption.
Pronouncements Adopted in Fiscal Year 2020
The Company adopted FASB Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) effective April 1, 2019, the beginning of the current fiscal year. For leases with fixed payment arrangements, ASU 2016-02 requires a lessee to recognize lease payment obligations as a lease liability and corresponding right-of-use asset in the balance sheet for the term of the lease. This guidance superseded Topic 840 “Leases.” The Company elected the practical expedient to not include leases with terms less than 12 months on the consolidated balance sheet. The Company elected the transition package of practical expedients that retained the historical lease identification, lease classification, and treatment of initial direct costs for leases prior to the adoption of ASU 2016-02. Additionally, as permitted under the new guidance the Company elected to not separate lease and non-lease components for certain classes of leased assets, including real estate. The Company elected the modified retrospective transition adoption method. Accordingly, on the date of adoption $36.6 million of operating lease right-of use assets and corresponding operating lease liabilities of $34.2 million were recognized on the Company's consolidated balance sheet.  The adoption of ASU 2016-02 did not result in a cumulative-effect adjustment to retained earnings. The disclosures required for lease accounting are provided in Note 10.
The Company adopted FASB Accounting Standards Update No. 2017-04, “Intangibles - Goodwill and Other (Topic 350)” (“ASU 2017-04”) effective July 1, 2019. Under current accounting guidance, the fair value of a reporting unit to which a specific goodwill balance relates is first compared to its carrying value in the financial statements (Step 1). If that comparison indicates that the goodwill is impaired, an implied fair value for the goodwill must then be calculated by deducting the individual fair values of all other assets and liabilities, including any unrecognized intangible assets, from the total fair value of the reporting unit. ASU 2017-04 simplifies the accounting guidance by eliminating Step 2 from the goodwill impairment test and using the fair value of the reporting unit determined in Step 1 to measure the goodwill impairment loss. There was no material impact to the consolidated financial statements from the adoption of ASU 2017-04.
Pronouncements Adopted in Fiscal Year 2021
The Company adopted FASB Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) effective April 1, 2020. ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The Company determined that the update applied to trade receivables, but that there was no material impact to the consolidated financial statements from the adoption of ASU 2016-13.
The Company adopted FASB Accounting Standards Update No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of FASB Emerging Issues Task Force)” (“ASU 2018-15”) effective April 1, 2020. ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. Under that model, implementation costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred. Capitalized implementation costs are amortized over the term of the associated hosted cloud computing arrangement service contract on a straight-line basis, unless another systematic and rational basis is more representative of the pattern in which

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the entity expects to benefit from its right to access the hosted software. Capitalized implementation costs would then be assessed for impairment in a manner similar to long-lived assets. There was no material impact to the consolidated financial statements from the adoption of ASU 2018-15.
Pronouncements to be Adopted in Future Periods
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The updated guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance in ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, although early adoption is permitted. The Company will be required to adopt the new standard effective April 1, 2021, which is the beginning of its fiscal year ending March 31, 2022, and is currently evaluating the impact that the guidance will have on its consolidated financial statements.
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions related to contract modifications and hedge accounting to address the transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance permits an entity to consider contract modification due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. ASU 2020-04 also temporarily allows hedge relationships to continue without de-designation upon changes due to reference rate reform. The standard is effective upon issuance and can be applied as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact that the guidance will have on its consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation.
NOTE 2.   BUSINESS COMBINATIONS
Acquisition of Silva International, Inc.
On October 1, 2020 the Company acquired 100% of the capital stock of Silva International, Inc. (“Silva”), a natural, specialty dehydrated vegetable, fruit, and herb processing company serving global markets, for approximately $164 million in cash and $5.9 million of additional working capital on-hand at the date of acquisition. The acquisition of Silva diversifies the Company's product offerings and generates new opportunities for its plant-based ingredients platform.
The initial allocation of the purchase price for Silva was based on preliminary valuations and assumptions and is subject to change within the 12-month measurement period following the date of acquisition (October 1, 2020). The Company finalized a working capital settlement in the fourth quarter of fiscal year 2021 and adjusted the beginning balance sheet for certain tax related assets and liabilities. The Company is still reviewing tax related assets and liabilities. The final purchase price allocation will be completed by the second quarter of fiscal year 2022.
The Company continues to employ one of Silva's selling shareholders and as stipulated in the Silva purchase agreement has transferred $6 million to a third-party escrow account that may ultimately be earned by the selling shareholder upon completion of a post-combination service period. Since the compensation agreement for the selling shareholder who remains employed with the Company includes a post-combination service period, the Company has excluded the entire $6 million in the purchase price to be allocated. The $6 million in escrow is recognized as restricted cash in other noncurrent assets on the consolidated balance sheet at March 31, 2021. The contingent consideration arrangement for the selling shareholder includes a post-combination service requirement and forfeitable payment provisions, therefore under ASC Topic 805, “Business Combinations,” must be treated as compensation expense and recognized ratably over the requisite service period in selling, general, and administrative expense on the consolidated statements of income.
For the fiscal year ended March 31, 2021, the Company incurred $3.9 million for acquisition-related transaction costs for the purchase of Silva. The acquisition-related costs were expensed as incurred and recorded in selling, general, and administrative expense on the consolidated statements of income.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Acquisition of FruitSmart, Inc.
On January 1, 2020 the Company acquired 100% of the capital stock of FruitSmart, Inc. (“FruitSmart”), an independent specialty fruit and vegetable ingredient processor serving global markets, for approximately $80 million in cash, up to $25 million of contingent consideration payments, and $3.8 million of additional working capital on-hand at the date of acquisition. The contingent consideration is based on FruitSmart’s achievement of certain adjusted gross profit metrics in calendar years 2020 and 2021. The fair value of the contingent consideration, approximately $6.7 million, was recognized on the acquisition date and was measured using unobservable (Level 3) inputs. At June 30, 2020 the forecasted calendar year 2020 adjusted gross profit for FruitSmart was not expected to achieve the adjusted gross profit threshold required for a contingent consideration payment. Therefore, in the quarter ended June 30, 2020, the Company recorded $4.2 million in other operating income for the reversal of a portion of the contingent consideration liability. As of March 31, 2021, $2.5 million of contingent consideration liability related to the FruitSmart acquisition is included in accounts payable and accrued expenses on the consolidated balance sheet.
For the fiscal year ended March 31, 2020, the Company incurred $4.7 million of acquisition-related transaction costs for the purchase of FruitSmart. The acquisition-related costs were expensed as incurred and recorded as selling, general, and administrative expenses on the consolidated statements of income.
The following table summarizes the preliminary purchase price allocation of the assets acquired and liabilities assumed for the Silva acquisition and final purchase price allocation for the FruitSmart acquisition.

	Silva	FruitSmart
Assets	October 1, 2020	January 1, 2020
Cash and cash equivalents	$8,126	$1,298
Accounts receivable, net	17,885	7,707
Advances to suppliers, net	3,011	—
Inventory	33,162	23,793
Other current assets	833	310
Property, plant and equipment (net)	24,437	23,400
Intangibles
Customer relationships	53,000	9,500
Developed technology	—	4,800
Trade names	7,800	3,300
Non-compete agreements	—	1,000
Goodwill	46,144	28,863
Total assets acquired	194,398	103,971

Liabilities
Accounts payable and accrued expenses	11,683	7,592
Accrued compensation	3,350	670
Income taxes payable	946	—
Deferred income taxes	14,419	9,004
Total liabilities assumed	30,398	17,266

Total assets acquired and liabilities assumed	$164,000	$86,705
A portion of the goodwill recorded as part of the acquisitions was attributable to the assembled workforce of FruitSmart and Silva, respectively. The tax basis of the assets acquired and liabilities did not result in a step-up of tax basis and the related goodwill is not deductible for U.S. income tax purposes. The Company determined the FruitSmart and Silva operations were not material to the Company’s consolidated results. Therefore, pro forma information is not presented.
NOTE 3.   REVENUE FROM CONTRACTS WITH CUSTOMERS
The majority of the Company’s consolidated revenue consists of sales of processed leaf tobacco to customers. The Company also has fruit and vegetable processing operations that provide customers with a range of food ingredient products. In addition, the Company earns revenue from processing leaf tobacco owned by customers and from various other services provided to customers. Payment terms with customers vary depending on customer creditworthiness, product types, services provided, and

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
other factors. Contract durations and payment terms for all revenue categories generally do not exceed one year. Therefore, the Company has applied a practical expedient to not adjust the transaction price for the effects of financing components, as the Company expects that the period from the time the revenue for a transaction is recognized to the time the customer pays for the related good or service transferred will be one year or less. Below is a description of the major revenue-generating categories from contracts with customers.
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
Ingredient Sales
In recent fiscal years, the Company has diversified its operations through acquisition of established companies that offer customers a wide range of both liquid and dehydrated fruit and vegetable ingredient products. These operations procure raw materials from domestic and international growers and suppliers and through a variety of processing steps (including sorting, cleaning, pressing, mixing, and blending) manufacture finished goods utilized in both human and pet food. The contracts for food ingredients with customers create a performance obligation to transfer the manufactured finished goods to the customer. Transaction prices for the sale of food ingredients are primarily based on negotiated fixed prices. At the point in time that the customer obtains control over the finished product, which is typically aligned with physical shipment under the contractual terms with the customer, the Company completes its performance obligation and recognizes the revenue for the sale.
Processing Revenue
Processing and packing of customer-owned tobacco and food ingredients is a short-duration process. Processing charges are primarily based on negotiated fixed prices per unit of weight processed. Under normal operating conditions, customer-owned raw materials that are placed into the production line exit as processed and packed product and are then later transported to customer-designated transfer locations. The revenue for these services is recognized when the performance obligation is satisfied, which is generally when processing is completed. The Company’s operating history and contract analyses indicate that customer requirements for processed tobacco and food ingredients products are consistently met upon completion of processing.
Other Operating Sales and Revenue
From time to time, the Company enters into various arrangements with customers to provide other value-added services that may include sorting, blending, bobbinizing, chemical and physical testing of products, storage, and other tobacco services for select manufacturers. These other arrangements and operations are a much smaller portion of the Company’s business, and are separate and distinct contractual agreements from the Company’s tobacco and food ingredients sales or third-party processing arrangements with customers. The transaction prices and timing of revenue recognition of these items are determined by the specifics of each contract.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Fiscal Year Ended March 31,
	2021	2020	2019
Tobacco sales	$1,715,066	$1,759,769	$2,085,001
Ingredient sales	127,393	22,014	4,769
Processing revenue	73,021	76,123	85,426
Other sales and revenue from contracts with customers	49,983	33,971	37,930
Total revenue from contracts with customers	1,965,463	1,891,877	2,213,126
Other operating sales and revenues	17,894	18,102	14,027
Consolidated sales and other operating revenues	$1,983,357	$1,909,979	$2,227,153
Other operating sales and revenues consists principally of interest on advances to tobacco suppliers and dividend income from unconsolidated affiliates.
Major Customers
A material part of the Company’s business is dependent upon a few customers. The Company’s seven largest customers are Altria Group, Inc, British American Tobacco plc, China Tobacco International, Inc., Imperial Brands plc, Japan Tobacco, Inc., Philip Morris International, Inc., and Swedish Match AB. In the aggregate, these customers have accounted for approximately 70% of consolidated revenue for each of the past three fiscal years. For the fiscal years ended March 31, 2021, 2020, and 2019, revenue from Philip Morris International, Inc. was approximately $460 million, $500 million, and $650 million, respectively. For the same periods, Imperial Brands plc accounted for revenue of approximately $340 million, $320 million, and $360 million, respectively, and British American Tobacco plc accounted for revenue of approximately $210 million, $190 million, and $270 million, respectively. These customers do business with various affiliates in the Company’s Tobacco Operations segment. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on the Company.
NOTE 4. RESTRUCTURING AND IMPAIRMENT COSTS
During the fiscal years ended March 31, 2021, 2020, and 2019 Universal recorded restructuring and impairment costs related to business changes and various initiatives to adjust certain operations and reduce costs.
Fiscal Year Ended March 31, 2021
Tobacco Operations
In fiscal year 2021, the Company incurred $4.4 million of termination and impairment costs associated with restructuring of tobacco buying and administrative operations in Africa, $1.2 million of combined termination costs in other regions, and a $0.9 million charge for the liquidation of an idled service entity in Tanzania. Total restructuring and impairments costs related to the Tobacco Operations segment were $6.5 million for the fiscal year ended March 31, 2021.
Ingredients Operations
In fiscal year 2021, the Company committed to a plan to wind-down its subsidiary, Carolina Innovative Food Ingredients, Inc. (“CIFI”), a sweet potato processing operation located in Nashville, North Carolina. The CIFI operation was a start-up project initially undertaken by the Company in fiscal year 2015. The decision to wind down CIFI is consistent with the Company’s capital allocation strategy to focus on delivering shareholder value through building and enhancing a plant-based ingredients platform, which includes integrating and exploring the synergies of recently acquired businesses, FruitSmart and Silva. The Company determined that CIFI was not a strategic fit for the platform’s long-term objectives. CIFI’s single-product focused processing facility and ongoing international pricing pressures, among other factors, created challenges that proved insurmountable. Sales of existing inventory and certain administrative activities at CIFI will continue into fiscal year 2022, but no manufacturing occurred subsequent to December 31, 2020. As a result of the decision to wind down the CIFI operations, the Company incurred termination costs totaling approximately $0.6 million for employees whose permanent positions were eliminated. In addition to the termination costs, the Company recognized various other costs associated with the wind-down of the CIFI facility. These costs include impairments of property, plant, and equipment (including the factory building), as well as

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
inventory and supply write-downs. The total restructuring and impairment charge incurred for the CIFI wind-down was $16.1 million for the fiscal year ended March 31, 2021.
Fiscal Year Ended March 31, 2020
Tobacco Operations
In fiscal year 2020, the Company recorded restructuring and impairment costs totaling $7.5 million, primarily related to $3.4 million of employee termination benefits for a voluntary workforce reduction at the Company's tobacco facilities in North Carolina, $1.8 million of employee termination benefits for the Company’s operations in Africa, and a $2.2 million impairment charge for machinery used by the Company's operations in Africa. Restructuring and impairment costs were also incurred in connection with downsizing efforts at several other locations around the Company.
Fiscal Year Ended March 31, 2019
Tobacco Operations
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
In addition, as a result of the decrease in production volumes of Tanzania tobaccos and the associated reduced profitability, the Company determined that indicators of impairment in the carrying value of the property, plant and equipment comprising the Tanzania operations were present at December 31, 2018. Accordingly, based on the applicable accounting guidance, the Company tested the recoverability of those long-lived assets using undiscounted estimates of the future cash flows from the use of those assets and their eventual disposition. The property, plant and equipment were evaluated for recoverability using two distinct asset groups: (1) the land, building, and equipment comprising the processing facility, and (2) all remaining assets, which are substantially devoted to buying and receiving delivery of unprocessed leaf from farmers and marketing and shipping the processed tobacco to customers. The recoverability tests indicated that both asset groups were impaired at December 31, 2018. As a result, the Company determined the fair value of each asset group based principally on a probability-weighting of the discounted cash flows expected under multiple operating and disposition scenarios. An impairment charge of approximately $14.6 million was recorded to reduce the carrying value of the assets to their indicated fair values. The property, plant and equipment assets are used in buying, processing, and shipping and remain classified as “held and used” at this time as provided for under the accounting guidance. Should the expected cash flows from the future use and/or disposition of the assets change from the estimates on which their fair values were determined, additional impairment charges could be required, or gains or losses on any disposition of the assets could be recorded. The Company also had goodwill related to the Tanzanian operations of approximately $0.9 million which was separately tested for recoverability and fully written off based on the results of that test.
Additional restructuring costs of approximately $0.9 million were incurred in connection with downsizing efforts at other locations around the Company during fiscal year 2019.
A summary of the restructuring and impairment costs incurred during the fiscal years ended March 31, 2021, 2020, and 2019 is as follows:

	Fiscal Years Ended March 31,
	2021	2020	2019
Restructuring Costs:
Employee termination benefits	$5,237	$5,356	$4,608
Other restructuring costs	3,468	—	223
	8,705	5,356	4,831
Impairment Costs:
Property, plant, and equipment and other noncurrent assets	13,872	2,187	14,584
Goodwill	—	—	889
	$13,872	$2,187	$15,473
Total restructuring and impairment costs	$22,577	$7,543	$20,304

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A reconciliation of the Company’s liability for employee termination benefits and other restructuring costs for fiscal years 2019 through 2021 is as follows:

	Employee Termination Benefits	Other Costs	Total
Balance at April 1, 2019	$29	$—	$29
Fiscal Year 2019 Activity:
Costs charged to expense	4,608	223	4,831
Payments and write-offs	(4,014)	—	(4,014)
Balance at March 31, 2019	623	223	846
Fiscal Year 2020 Activity:
Costs charged to expense	5,356	—	5,356
Payments and write-offs	(2,564)	(223)	(2,787)
Balance at March 31, 2020	3,415	—	3,415
Fiscal Year 2021 Activity:
Costs charged to expense	5,237	3,468	8,705
Payments and write-offs	(7,282)	(2,855)	(10,137)
Balance at March 31, 2021	$1,370	$613	$1,983
The restructuring liability at March 31, 2021 is expected to be paid during fiscal year 2022. Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. The Company may incur additional restructuring and impairment costs in future periods as business changes occur and additional cost savings initiatives are implemented.
NOTE 5.   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
(in thousands, except share and per share data)	2021	2020	2019
Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$87,410	$71,680	$104,121

Denominator for basic earnings per share
Weighted average shares outstanding	24,656,009	24,982,259	25,129,192

Basic earnings per share	$3.55	$2.87	$4.14

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$87,410	$71,680	$104,121

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,656,009	24,982,259	25,129,192
Effect of dilutive securities
Employee and outside director share-based awards	132,557	124,092	201,245
Denominator for diluted earnings per share	24,788,566	25,106,351	25,330,437

Diluted earnings per share	$3.53	$2.86	$4.11

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
For fiscal years ended March 31, 2021, 2020, and 2019 the Company's U.S. federal statutory tax rate is 21.0%. The U.S. tax system is primarily territorial based after the enactment of the Tax Cuts and Jobs Act of 2017. The U.S. tax law imposes a tax on U.S. shareholders on certain low-taxed income earned by controlled foreign corporations, referred to as global intangible low-taxed income ("GILTI”). The Company has made an accounting policy election to account for any additional tax resulting from the GILTI provisions in the year in which it is incurred and has not recorded any deferred taxes on temporary book-tax differences related to this income.
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
Income Tax Expense
Income taxes for the fiscal years ended March 31, 2021, 2020, and 2019 consisted of the following:

	Fiscal Year Ended March 31,
	2021	2020	2019
Current
United States	$9,500	$2,001	$(2,639)
State and local	621	92	377
Foreign	21,626	41,892	39,578
	31,747	43,985	37,316
Deferred
United States	(5,938)	3,735	5,713
State and local	(314)	(16)	(4)
Foreign	3,917	(12,416)	(1,837)
	(2,335)	(8,697)	3,872
Total	$29,412	$35,288	$41,188
Foreign taxes include any applicable U.S. tax expense on the earnings of foreign subsidiaries.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Consolidated Effective Income Tax Rate
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.2	0.1	0.2
Foreign earnings taxed at rates other than the U.S. federal statutory tax rate	(0.9)	(2.0)	7.1
Foreign dividend withholding taxes	5.3	5.1	3.7
Reversal of dividend withholding tax due to foreign subsidiary tax holiday	—	—	(5.1)
Changes in uncertain tax positions	—	5.6	1.4
Other	(2.2)	1.3	(1.1)
Effective income tax rate	23.4%	31.1%	27.2%
Final United States GILTI regulations published in July 2020 significantly changed from the proposed regulations published in 2019. The final regulations allow for an annual election for GILTI high-tax exclusion instead of a 5-year election and permitted retroactive application to years beginning after December 31, 2017. Universal elected to apply the final regulations to fiscal years 2019 and 2020 which resulted in a tax reduction of $2.7 million. In fiscal year 2021, the Company also recognized a $4.4 million net tax benefit for final U.S. tax regulations issued for hybrid dividends paid by foreign subsidiaries.
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
Components of Income Before Income Taxes
The U.S. and foreign components of income before income taxes were as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
United States	$30,060	$22,916	$37,478
Foreign	95,666	90,375	113,844
Total	$125,726	$113,291	$151,322

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Deferred Income Tax Liabilities and Assets
Significant components of deferred tax liabilities and assets were as follows:

	March 31,
	2021	2020
Liabilities
Foreign withholding taxes	$21,711	$19,870
Property, plant and equipment	8,726	10,078
Undistributed earnings	2,947	7,298
Operating lease right-of-use assets	6,856	9,877
Goodwill and other intangible assets	35,059	23,435
All other	4,876	4,813
Total deferred tax liabilities	$80,175	$75,371

Assets
Employee benefit plans	$17,199	$22,773
Reserves and accruals	7,603	7,708
Deferred income	3,521	4,833
Operating lease right-of-use liabilities	6,718	9,650
Currency translation losses of foreign subsidiaries	2,173	2,173
Local currency exchange losses of foreign subsidiaries	450	8,360
Interest rate swap	5,178	7,284
All other	8,568	7,464
Total deferred tax assets	51,410	70,245
Valuation allowance	(4,080)	(3,394)
Net deferred tax assets	$47,330	$66,851
At March 31, 2021, the Company had no material net operating loss carryforwards in either its domestic or foreign operations.
Combined Income Tax Expense (Benefit)
The combined income tax expense (benefit) allocable to continuing operations and other comprehensive income was as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Continuing operations	$29,412	$35,288	$41,188
Other comprehensive loss	(9,563)	(14,392)	(5,390)
Total	$19,849	$20,896	$35,798

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Uncertain Tax Positions
A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions is as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Liability for uncertain tax positions, beginning of year	$2,377	$5,625	$3,673
Additions:
Related to tax positions for the current year	49	1,746	85
Related to tax positions for prior years	—	4,369	2,169
Reductions:
Due to lapses of statutes of limitations	(135)	(81)	(90)
Due to tax settlements	—	(8,948)	—
Effect of currency rate changes	146	(334)	(212)
Liability for uncertain tax positions, end of year	$2,437	$2,377	$5,625
Of the total liability for uncertain tax positions at March 31, 2021, approximately $2.4 million could have an effect on the consolidated effective tax rate if the tax benefits are recognized. The liability for uncertain tax positions includes $0.1 million related to tax positions for which it is reasonably possible that the amounts could change significantly before March 31, 2022. This amount reflects a possible decrease in the liability for uncertain tax positions that could result from the completion and resolution of tax audits and the expiration of open tax years in various tax jurisdictions. During fiscal year 2020, the Company resolved a transfer pricing matter related to a foreign subsidiary. The settlement in fiscal year 2020 represents the resolution of a tax matter with a local country taxing authority that resulted in a $8.9 million settlement of which $4.5 million was accrued in prior fiscal years.
For the fiscal year ended March 31, 2021, the Company recognized $1.8 million as a component of interest expense related to a settlement of an uncertain tax position at a foreign subsidiary. Amounts accrued or reversed for interest were not material for fiscal years 2020 or 2019. Amounts accrued or reversed for penalties were not material for fiscal years 2019 through 2021, and liabilities recorded for interest and penalties at March 31, 2021 and 2020 also were not material.
Universal and its subsidiaries file a U.S. federal consolidated income tax return, as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2021, the Company's earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2017. Open tax years in U.S. federal, state and foreign jurisdictions range from 3 to 6 years.
NOTE 7.   GOODWILL AND OTHER INTANGIBLES
The Company's changes in goodwill at March 31, 2021 and 2020 consisted of the following:

(in thousands)	Fiscal Year Ended March 31,
	2021	2020
Balance at beginning of year	$126,826	$97,907
Acquisition of business(1) (2)	46,144	28,863
Foreign currency translation adjustment	81	56
Balance at end of year	$173,051	$126,826
(1)     On January 1, 2020 the Company acquired 100% of the capital stock of FruitSmart for approximately $80 million in cash and up to $25 million of contingent consideration payments. The FruitSmart acquisition resulted in $28.9 million of goodwill. See Note 2 for additional information.
(2)     On October 1, 2020 the Company acquired 100% of the capital stock of Silva for approximately $164.0 million in cash and $5.9 million of working capital on-hand at the date of acquisition. The Silva acquisition resulted in $46.1 million of goodwill. See Note 2 for additional information.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at March 31, 2021 and 2020:

(in thousands, except useful life)				Fiscal Year Ended March 31,
				2021			2020
	Useful Life (Years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships(1)(2)	11	-	13	$62,500	$(3,323)	$59,177	$9,500	$(183)	$9,317
Trade names(1)(2)		5		11,100	(1,605)	9,495	3,300	(165)	3,135
Developed technology(1)		3		4,800	(2,000)	2,800	4,800	(400)	4,400
Noncompetition agreements(1)		5		1,000	(250)	750	1,000	(50)	950
Other		5		760	(678)	82	657	(598)	59
Total intangible assets				$80,160	$(7,856)	$72,304	$19,257	$(1,396)	$17,861
(1)     The FruitSmart acquisition resulted in $18.6 million of intangibles. See Note 2 for additional information.
(2)     The Silva acquisition resulted in $60.8 million of intangibles. See Note 2 for additional information.
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life as noted above.
The Company's amortization expense for intangible assets for the years ended March 31, 2021 and 2020:

(in thousands)	Fiscal Year Ended March 31,
	2021	2020
Amortization Expense	$6,424	$832
Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated income statements of income. The amortization expense for the other intangible assets is recorded in selling, general, and administrative expenses in the consolidated income statements of income.
As of March 31, 2021, the expected future amortization expense for intangible assets is as follows:

Fiscal Year
2022	$9,608
2023	9,212
2024	7,969
2025	8,534
2026 and thereafter	36,981
Total expected future amortization expense	$72,304
NOTE 8.   CREDIT FACILITIES
Bank Credit Agreement
On December 20, 2018, the Company entered into a senior unsecured bank credit agreement that included a $430 million five-year revolving credit facility (expiring December 20, 2023), a $150 million five-year term loan (due December 20, 2023), and a $220 million seven-year term loan (due December 20, 2025). On December 17, 2020, the Company converted $150 million from the balance in the revolving credit facility into the existing term loans, splitting the balance equally between them. Additional information related to the term loans is provided in Note 9. Borrowings under the revolving credit facility bear interest at a variable rate based on either (1) LIBOR plus a margin that is based on the Company's credit measures or (2) the higher of the federal funds rate plus 0.5%, prime rate, or one-month LIBOR plus 1.0%, each plus a margin. In addition to interest, the Company pays a facility fee on the revolving credit facility. No amounts were outstanding under the revolving credit facility at March 31, 2021. The credit agreement provides for an expansion of the facility under certain conditions to allow additional borrowings of up to $200 million. The credit agreement includes financial covenants that require the Company to maintain a

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
minimum level of tangible net worth and observe limits on debt levels. The Company was in compliance with those covenants at March 31, 2021.
Short-Term Credit Facilities
The Company maintains short-term uncommitted lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. As of March 31, 2021 and 2020, approximately $101 million and $78 million, respectively, were outstanding under these uncommitted lines of credit. The weighted-average interest rates on short-term borrowings outstanding was 4.2% as of both March 31, 2021 and 2020. At March 31, 2021, the Company and its consolidated affiliates had unused uncommitted lines of credit totaling approximately $172 million.
NOTE 9.   LONG-TERM DEBT
The Company's long-term debt at March 31, 2021 and 2020 consisted of the following:

	March 31,
	2021	2020
Senior bank term loans	$520,000	$370,000
Less: current portion	—	—
Less: unamortized debt issuance costs	(1,828)	(1,236)
Long-term debt	$518,172	$368,764
As discussed in Note 8, on December 20, 2018, the Company entered into a bank credit agreement. The credit agreement includes a five-year term loan maturing in December 2023 and a seven-year term loan maturing in December 2025. At inception, the five-year and seven-year term loans had balances of $150 million and $220 million, respectively. On December 17, 2020, the Company converted $150 million from the balance in the revolving credit facility, split equally between the two term loans. Both term loans were fully funded at closing, require no amortization, and are prepayable without penalty prior to maturity. Under the credit agreement, both term loans bear interest at variable rates plus a margin based on the Company's credit measures. Interest payments on the additional $150 million of new term loans in fiscal year 2021 remain unhedged at March 31, 2021.
As discussed in Note 11, the Company had receive-floating/pay-fixed interest rate swap agreements in place with respect to prior loans that were initially designated and carried over to hedge the variable interest payments on the new loans. Those swap agreements were subsequently terminated in February 2019 and concurrently replaced with new interest rate swap agreements that convert the variable benchmark rate to a fixed rate through December 20, 2023 for the five-year term loan and through December 20, 2025 for the seven-year term loan. The proceeds received for the fair value of the terminated interest rate swap agreements, approximately $5.4 million, is being amortized from accumulated other comprehensive income into earnings as a reduction of interest expense through their original maturity dates. At March 31, 2021, $1.1 million remains to be amortized into interest expense. With the swap agreements in place, the effective interest rates on the original $150 million five-year loan balance and the original $220 million seven-year loan balance were 3.94% and 4.26% at March 31, 2021, respectively. The weighted average effective interest rates, when taking into consideration both the hedged and unhedged interest payments for all outstanding long-term debt, were 3.72% and 4.09% at March 31, 2021 for the five-year and seven-year term loans, respectively. Changes in the effective interest rates could result from a change in interest rates on the unhedged interest payments or a change in the Company's credit measures that impact the applicable credit spreads specified in the underlying loan agreement.
Disclosures about the fair value of long-term debt are provided in Note 12.
Shelf Registration
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The following table sets forth the right-of-use assets and lease liabilities for operating leases included in the Company’s consolidated balance sheet:

(in thousands)	March 31, 2021	March 31, 2020

Assets
Operating lease right-of-use assets	$31,230	$39,256

Liabilities
Current portion of operating lease liabilities	$7,898	$9,823
Long-term operating lease liabilities	19,725	25,893
Total operating lease liabilities	$27,623	$35,716
The following table sets forth the location and amount of operating lease costs included in the Company's consolidated statement of income:

	Fiscal Year Ended March 31,	Fiscal Year Ended March 31,
(in thousands)	2021	2020

Income Statement Location
Cost of goods sold	$12,903	$10,954
Selling, general, and administrative expenses	9,408	8,574
Total operating lease costs(1)	$22,311	$19,528
(1)Includes variable operating lease costs.
For the fiscal year ended March 31, 2019, the Company recorded $17.3 million of total expense for operating leases.
The following table reconciles the undiscounted cash flows to the operating lease liabilities in the Company’s consolidated balance sheet:

(in thousands)	March 31, 2021
Maturity of Operating Lease Liabilities
2022	$8,743
2023	6,371
2024	4,723
2025	3,793
2026	2,396
2027 and thereafter	5,290
Total undiscounted cash flows for operating leases	$31,316
Less: Imputed interest	(3,693)
Total operating lease liabilities	$27,623
As of March 31, 2021, the Company had entered into no additional operating leases that have not yet commenced.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table sets forth supplemental information related to operating leases:

	Fiscal Year Ended March 31,	Fiscal Year Ended March 31,
(in thousands, except lease term and incremental borrowing rate)	2021	2020

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$12,855	$11,983
Right-of-use assets obtained in exchange for new operating leases	10,970	14,957

Weighted Average Remaining Lease Term (years)	5.57	5.61

Weighted Average Collateralized Incremental Borrowing Rate	4.05%	4.10%
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
Cash Flow Hedging Strategy for Interest Rate Risk
In February 2019, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2018. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At March 31, 2021, the total notional amount of the interest rate swaps was $370 million, which corresponded with the former original outstanding balance of the term loans. During the third quarter of fiscal year 2021, the Company converted $150 million from the balance in its revolving credit line into the existing term loans, splitting the balance equally between them. At March 31, 2021, the Company is not hedging the interest payments on the additional $150 million of term loans. The increase to the principal balance of the term loans does not have an impact on the effectiveness analysis of the interest rate swap agreements.
Previously, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges for two outstanding non-amortizing bank loans that were repaid concurrent with closing on the new bank credit facility. Those swap agreements were subsequently terminated in February 2019 concurrent with the inception of the new swap agreements. The fair value of the previous swap agreements, approximately $5.4 million, was received from the counterparties upon termination and is being amortized from accumulated other comprehensive loss into earnings as a reduction of interest expense through the original maturity dates of those agreements. As of March 31, 2021, $1.1 million remained in accumulated other comprehensive loss to be amortized through December 31, 2021.
Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco, Tobacco Processing Costs, and Crop Input Sales
The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, sales of crop inputs (such as seeds and fertilizers) to farmers, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar sales of crop inputs and cost of processed tobacco. From time to time, the Company enters into forward and option contracts to buy U.S. dollars and sell the local currency at future dates that coincide with the sale of crop inputs to farmers. In the case of forecast purchases of tobacco and the related processing costs, the Company enters into forward and option contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. These strategies offset the variability of future U.S.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
dollar cash flows for sales of crop inputs, tobacco purchases, and processing costs for the foreign currency notional amount hedged. These hedging strategies have been used mainly for tobacco purchases, processing costs, and sales of crop inputs in Brazil, although the Company has also entered into hedges for a portion of the tobacco purchases in Africa.
The aggregate U.S. dollar notional amount of forward and option contracts entered for these purposes during fiscal years 2021, 2020, and 2019 was as follows:

	Fiscal Year Ended March 31,
(in millions)	2021	2020	2019
Tobacco purchases	$101.3	$123.2	$76.9
Processing costs	27.8	35.1	19.8
Crop input sales	23.5	21.7	—
Total	$152.6	$180.0	$96.7
Variations in exchange rates and in the amount and timing of fixed-price orders from customers for their purchases from individual crop years routinely cause variations in the U.S. dollar notional amount of forward contracts entered into from one year to the next. All contracts related to tobacco purchases and 2021 crop year input sales were designated and qualified as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings upon sale of the related tobacco to third-party customers.
Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a marked-to-market basis. In fiscal year 2020, option contracts entered for the sale of 2020 crop year input sales were not designated for hedge accounting. The gains and losses for the 2020 crop year option contracts entered into for the sale of crop inputs were recognized in earnings on a marked-to-market basis.
For the remaining hedge gains and losses related to 2020 crops recorded in accumulated other comprehensive loss at March 31, 2021, the Company expects to complete the sale of the tobacco and recognize the amounts in earnings during fiscal year 2022. At March 31, 2021, all hedged forecast purchases of tobacco and crop input sales not yet completed remained probable of occurring within the originally designated time period and, as a result, no hedges had been discontinued. Purchases of the 2021 crops in Brazil and Africa are expected to be completed by August 2021, and all forward contracts to hedge those purchases will mature and be settled by that time. Purchases of the 2022 crops in Brazil are expected to be completed by August 2022 and all forward contracts to hedge those purchases will mature and be settled by that time.
Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at March 31, 2021 and 2020, were approximately $16.6 million and $8.9 million, respectively. To further mitigate currency remeasurement

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.
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
Effect of Derivative Financial Instruments on the Consolidated Statements of Income
The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the fiscal years ended March 31, 2021, 2020, and 2019.

	Fiscal Year Ended March 31,
	2021	2020	2019
Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$3,033	$(32,389)	$(7,496)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(8,411)	$(1,577)	$1,689
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$1,416	$2,691	$260
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(272)	$(13,646)	$(2,623)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(13,926)	$1,108	$(3,034)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil and Africa

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(872)	$(4,013)	$(4,671)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
For the outstanding interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses. For the terminated interest rates swaps previously designated as cash flow hedges, a $1.1 million net realized hedge gain remained in

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
accumulated other comprehensive loss at March 31, 2021. The Company expects to amortize the remaining unamortized gain into earnings as a reduction of interest expense in fiscal year 2022.
For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil and Africa, as well as the crop input sales in Brazil, a net hedge loss of approximately $0.8 million remained in accumulated other comprehensive loss at March 31, 2021. That balance reflects gains and losses on contracts related to the 2020, 2021, and 2022 Brazil crops, the 2021 Africa crop, and the 2021 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through March 31, 2021. The remaining balance in accumulated other comprehensive loss associated with the 2020 and 2021 Brazil crop purchase hedges, along with the balances associated with the 2021 Brazil crop input sales and the 2021 Africa crops are expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2022 as those tobaccos are sold to customers. The balance in accumulated other comprehensive loss related to the 2022 Brazil crop is expected to be recognized in earnings as a component of cost of goods sold in fiscal year 2023 when those tobaccos are sold to customers. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.
Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at March 31, 2021 and 2020:

	Derivatives in a Fair Value Asset Position			Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of March 31,		Balance Sheet Location	Fair Value as of March 31,
		2021	2020		2021	2020
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$—	Other long-term liabilities	$25,719	$37,163

Forward foreign currency exchange contracts	Other current assets	1,137	—	Accounts payable and accrued expenses	1,031	11,467
Total		$1,137	$—		$26,750	$48,630

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$435	$314	Accounts payable and accrued expenses	$791	$4,375
Total		$435	$314		$791	$4,375
Substantially all of the Company's forward foreign currency exchange contracts are subject to master netting arrangements, whereby the right to offset occurs in the event of default by a participating party. The Company has elected to present these contracts on a gross basis in the consolidated balance sheets.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Recurring Fair Value Measurements
At March 31, 2021 and 2020, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	March 31, 2021
		Fair Value Hierarchy
	NAV	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$1,992	$—	$—	$—	$1,992
Trading securities associated with deferred compensation plans	—	15,735	—	—	15,735
Forward foreign currency exchange contracts	—	—	1,572	—	1,572
Total financial assets measured and reported at fair value	$1,992	$15,735	$1,572	$—	$19,299

Liabilities
Acquisition-related contingent consideration obligations - long-term	$—	$—	$—	$2,532	$2,532
Interest rate swap agreements	—	—	25,719	—	25,719
Forward foreign currency exchange contracts	—	—	1,822	—	1,822
Total financial liabilities measured and reported at fair value	$—	$—	$27,541	$2,532	$30,073

	March 31, 2020
		Fair Value Hierarchy
	NAV	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$4,011	$—	$—	$—	$4,011
Trading securities associated with deferred compensation plans	—	12,635	—	—	12,635
Forward foreign currency exchange contracts	—	—	314	—	314
Total financial assets measured and reported at fair value	$4,011	$12,635	$314	$—	$16,960

Liabilities
Guarantees of bank loans to tobacco growers	$—	$—	$—	$103	$103
Acquisition-related contingent consideration obligations - short-term	—	—	—	4,173	$4,173
Acquisition-related contingent consideration obligations - long-term	—	—	—	2,532	$2,532
Interest rate swap agreements	—	—	37,163	—	37,163
Forward foreign currency exchange contracts	—	—	15,842	—	15,842
Total financial liabilities measured and reported at fair value	$—	$—	$53,005	$6,808	$59,813

Money market funds
The fair value of money market funds, which are reported in cash and cash equivalents in the consolidated balance sheets, is based on NAV, which is the amount at which the funds are redeemable and is used as a practical expedient for fair value. These funds are not classified in the fair value hierarchy, but are disclosed as part of the fair value table above.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Acquisition-related contingent consideration obligations
The Company estimates the fair value of acquisition-related contingent consideration obligations by applying an income approach model that utilizes probability-weighted discounted cash flows. The Company acquired FruitSmart, Inc. in fiscal year 2020 and recognized a contingent consideration liability of $6.7 million on the date of acquisition. Each reporting period the Company evaluates the fair value of the acquisition-related contingent consideration obligations. In the quarter ended June 30, 2020, the evaluation resulted in the reduction of $4.2 million of contingent consideration of the original $6.7 million liability recorded. Significant judgment is applied to this model and therefore the acquisition-related contingent consideration obligation is classified within Level 3 of the fair value hierarchy.
A reconciliation of the change in the balance of the acquisition-related contingent consideration obligation (Level 3) for the fiscal years ended March 31, 2021 and 2020 is provided below.

	Fiscal Year Ended March 31,
	2021	2020
Balance beginning of year	$6,705	$—
Additions	—	6,705
Change in fair value of contingent consideration liability	(4,173)	—
Balance at end of year	$2,532	$6,705
As of March 31, 2021, $2.5 million of contingent consideration liability related to the FruitSmart acquisition is included in accounts payable and accrued expenses on the consolidated balance sheet.
Guarantees of bank loans to tobacco growers
The majority of crop financing utilized for fiscal year 2021 in Brazil did not require guaranteed bank loans to tobacco growers, resulting in the elimination of guarantees at March 31, 2021 . For the majority of crop financing prior to fiscal year 2021, the Company relied heavily on guaranteed bank loans to tobacco growers in Brazil for crop financing. In the event that the farmers defaulted on their payments to the banks, the Company would be required to perform under the guarantees. The Company regularly evaluated the likelihood of farmer defaults based on an expected loss analysis and records the fair value of its guarantees as an obligation in its consolidated financial statements. The fair value of the guarantees was determined using the expected loss data for all loans outstanding at each measurement date. The present value of the cash flows associated with the estimated losses was then calculated at a risk-adjusted interest rate that was aligned with the expected duration of the liability and included an adjustment for nonperformance risk. This approach is sometimes referred to as the “contingent claims valuation method.” Although historical loss data is an observable input, significant judgment was required in applying this information to the portfolio of guaranteed loans outstanding at each measurement date and in selecting a risk-adjusted interest rate. Significant increases or decreases in the risk-adjusted interest rate may result in a significantly higher or lower fair value measurement. The guarantees of bank loans to tobacco growers were therefore classified within Level 3 of the fair value hierarchy.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A reconciliation of the change in the balance of the financial liability for guarantees of bank loans to tobacco growers (Level 3) for the fiscal years ended March 31, 2021 and 2020 is provided below.

	Fiscal Year Ended March 31,
	2021	2020
Balance at beginning of year	$103	$803
Payments under the guarantees and transfers to allowance for loss on direct loans to farmers (removal of prior crop year loans from the portfolio)	(96)	(659)
Provision for loss or transfers from allowance for loss on direct loans to farmers (addition of current crop year loans)	—	(5)
Change in discount rate and estimated collection period	(2)	(7)
Currency remeasurement	(5)	(29)
Balance at end of year	$—	$103
Long-term Debt
The following table summarizes the fair and carrying value of the Company’s long-term debt, including the current portion at each of the balance sheet dates March 31, 2021 and 2020:

	Fiscal Year Ended March 31,
(in millions of dollars)	2021	2020
Fair market value of long term obligations	$517	$370
Carrying value of long term obligations	$520	$370
The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities. See Note 9 for more information regarding long-term debt.
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
Acquisition Accounting for Business Combinations
The Company accounts for acquisitions qualifying under ASC 805, "Business Combinations," which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The fair values of consideration transferred and net assets acquired are determined using a combination of Level 2 and Level 3 inputs as specified in the fair value hierarchy in ASC 820, “Fair Value Measurements and Disclosures.” The Company believes that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. The significant assumptions used in determining the fair value include the discount rate and forecasted results (e.g., revenue growth rates and operating profit margins).
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events, changes in business conditions, or other circumstances provide an indication that such assets may be impaired.
CIFI
As a result of the announcement of the wind-down of the CIFI operation, an impairment of the related long-lived assets was recorded during the quarter ended December 31, 2020. The long-lived assets primarily consist of buildings, processing equipment, and other manufacturing related assets. The aggregate fair value and carrying value of those assets following the impairment adjustments was approximately $6 million. The fair values of the property, plant and equipment were principally determined using a market-based approach with consideration of the assets fair values to potential third-parties. Significant judgment was required in estimating the amount and timing of the future cash flows associated with the disposition of the assets.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Actuarial Assumptions
Assumptions used for financial reporting purposes to compute net periodic benefit cost and benefit obligations for the Company's primary defined benefit plans were as follows:

	Pension Benefits			Other Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Discount rates:
Benefit cost for plan year	3.60%	4.00%	4.10%	3.40%	3.80%	3.90%
Benefit obligation at end of plan year	3.30%	3.60%	4.00%	2.90%	3.40%	3.80%
Expected long-term return on plan assets:
Benefit cost for plan year	6.00%	6.75%	6.75%	3.00%	3.00%	3.00%
Salary scale:
Benefit cost for plan year	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Benefit obligation at end of plan year	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Healthcare cost trend rate	N/A	N/A	N/A	6.17%	7.34%	7.60%
Changes in the discount rates in the above table reflect prevailing market interest rates at the end of each fiscal year when the benefit obligations are actuarially measured. The expected long-term return on plan assets is developed from financial models used to project future returns on the underlying assets of the funded plans and is reviewed on an annual basis. The healthcare cost trend rate used by the Company is based on a study of medical cost inflation rates that is reviewed and updated annually for

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
continued applicability. The revised trend assumption of 6.17% in 2021 declines gradually to 4.44% in 2029. The Company has caps in place on postretirement medical benefits that limit its cost for a large segment of the retiree population. As a result, changes to the healthcare cost trend rate have a limited impact on the postretirement medical plan liability and expense.
Benefit Obligations, Plan Assets, and Funded Status
The following table reflects the changes in benefit obligations and plan assets in fiscal years 2021 and 2020, as well as the funded status of the plans at March 31, 2021 and 2020:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2021	2020	2021	2020
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$289,901	$281,242
Projected benefit obligation	297,090	287,082	$28,926	$30,282

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$287,082	$278,189	$30,282	$31,635
Service cost	6,618	5,990	172	199
Interest cost	9,571	10,747	1,141	1,306
Effect of discount rate change	12,990	14,479	1,126	1,326
Foreign currency exchange rate changes	776	(1,477)	(283)	(1,012)
Settlements	—	(6,038)	—	—
Other	(3,626)	1,029	167	(744)
Benefit payments	(16,321)	(15,837)	(3,679)	(2,428)
Projected benefit obligation, end of year	$297,090	$287,082	$28,926	$30,282

Change in plan assets:
Plan assets at fair value, beginning of year	$238,450	$244,969	$3,369	$3,717
Actual return on plan assets	39,757	10,551	114	152
Employer contributions	8,472	6,037	3,229	1,928
Settlements	—	(6,038)	—	—
Foreign currency exchange rate changes	(9)	(1,232)	—	—
Benefit payments	(16,321)	(15,837)	(3,679)	(2,428)
Plan assets at fair value, end of year	$270,349	$238,450	$3,033	$3,369

Funded status:
Funded status of the plans, end of year	$(26,741)	$(48,632)	$(25,893)	$(26,913)
The Company funds its non-regulated U.S. pension plan, one of its foreign pension plans, and its postretirement medical plans on a pay-as-you-go basis as the benefit payments are incurred. The unfunded projected benefit obligation for those pension plans and postretirement benefit plans was $38.1 million and $23.7 million, respectively, at March 31, 2021.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The funded status of the Company’s plans at the end of fiscal years 2021 and 2020 was reported in the consolidated balance sheets as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2021	2020	2021	2020
Noncurrent assets (included in Pension asset and other noncurrent assets)	$11,950	$346	$—	$—
Current liability (included in Accounts payable and accrued expenses)	(4,896)	(2,978)	(2,051)	(2,233)
Noncurrent liability (reported as pensions and other postretirement benefits)	(33,795)	(46,000)	(23,842)	(24,680)
Amounts recognized in the consolidated balance sheets	$(26,741)	$(48,632)	$(25,893)	$(26,913)
Additional information on the funded status of the Company’s plans as of the respective measurement dates for the fiscal years ended March 31, 2021 and 2020, is as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2021	2020	2021	2020
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation (PBO)	$44,742	$284,327	$28,926	$30,282
Aggregate fair value of plan assets	6,051	235,349	3,033	3,369
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation (ABO)	42,923	278,515	N/A	N/A
Aggregate fair value of plan assets	6,051	235,349	N/A	N/A
Net Periodic Benefit Cost
The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost:
Service cost	$6,618	$5,990	$6,008	$172	$199	$222
Interest cost	9,571	10,747	10,810	1,141	1,306	1,371
Expected return on plan assets	(14,448)	(16,671)	(15,695)	(96)	(106)	(99)
Settlement cost	—	676	—	—	—	—
Net amortization and deferral	4,863	3,709	3,491	(591)	(647)	(710)
Net periodic benefit cost	$6,604	$4,451	$4,614	$626	$752	$784
A one-percentage-point increase or decrease in the assumed healthcare cost trend rate would not result in a significant change to the March 31, 2021 accumulated postretirement benefit obligation or the aggregate service and interest cost components of the net periodic postretirement benefit expense for fiscal year 2022.
Amounts Included in Accumulated Other Comprehensive Loss
Amounts included in accumulated other comprehensive loss at the beginning of the year are amortized as a component of net periodic benefit cost during the year. The amounts recognized in other comprehensive income or loss for fiscal years 2021

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
and 2020 and the amounts included in accumulated other comprehensive loss at the end of those fiscal years are shown below. All amounts shown are before allocated income taxes.

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2021	2020	2021	2020
Change in net actuarial loss (gain):
Net actuarial loss (gain), beginning of year	$97,025	$81,502	$(5,365)	$(6,201)
Losses (gains) arising during the year	(17,563)	21,838	520	302
Settlement	—	(529)	—	—
Amortization included in net periodic benefit cost during the year	(6,857)	(5,786)	450	534
Net actuarial loss (gain), end of year	72,605	97,025	(4,395)	(5,365)

Change in prior service cost (benefit):
Prior service cost (benefit), beginning of year	(5,402)	(7,479)	(564)	(766)
Amortization included in net periodic benefit cost during the year	1,996	2,077	188	202
Prior service cost (benefit), end of year	(3,406)	(5,402)	(376)	(564)

Total amounts in accumulated other comprehensive loss at end of year, before income taxes	$69,199	$91,623	$(4,771)	$(5,929)
Amounts in the above table reflect the Company and its consolidated subsidiaries. The accumulated other comprehensive loss reported in the consolidated balance sheets also includes pension and other postretirement benefit amounts related to ownership interests in unconsolidated affiliates.
The Company expects to recognize approximately $5.6 million of the March 31, 2021 net actuarial loss and $2.1 million of the March 31, 2021 prior service benefit in net periodic benefit cost during fiscal year 2022.
Allocation of Pension Plan Assets
The Company has established, and periodically adjusts, target asset allocations for its investments in its U.S. ERISA-regulated defined benefit pension plan, which represents 97% of consolidated plan assets and 84% of consolidated PBO at March 31, 2021, to balance the needs of liquidity, total return, and risk control. The assets are required to be diversified across asset classes and investment styles to achieve that balance. During the year, the asset allocation is reviewed for adherence to the target policy and rebalanced to the targeted weights. The Company reviews the expected long-term returns of the asset allocation each year to help determine whether changes are needed. The return is evaluated on a weighted-average basis in relation to inflation. The assumed long-term rate of return used to calculate annual benefit expense is based on the asset allocation and expected market returns for the respective asset classes.
The weighted–average target pension asset allocation and target ranges at the March 31, 2021 measurement date and the actual asset allocations at the March 31, 2021 and 2020 measurement dates by major asset category were as follows:

					Actual Allocation
	Target Allocation				March 31,
Major Asset Category		Range			2021	2020
Equity securities	29.0%	19%	-	39%	32.0%	25.4%
Fixed income securities (1)	66.0%	56%	-	76%	64.1%	70.3%
Alternative investments	5.0%	0%	-	10%	3.9%	4.3%
Total	100.0%				100.0%	100.0%
(1)Actual amounts include high yield securities and cash balances held for the payment of benefits.
Universal makes regular contributions to its pension and other postretirement benefit plans. As previously noted, for postretirement health benefits, contributions reflect funding of those benefits as they are incurred. The Company expects to make contributions of approximately $1.4 million to its ERISA regulated defined benefit pension plan and $5.9 million to its non-ERISA regulated pension plans in fiscal year 2022.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Estimated future benefit payments to be made from the Company’s plans are as follows:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2022	$19,611	$2,484
2023	18,777	2,375
2024	18,656	2,265
2025	17,979	2,173
2026	22,893	2,047
2027 - 2031	84,154	8,882
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
•Equity securities: Investments in equity securities through actively-traded mutual funds are valued based on the net asset values of the units held in the respective funds, which are determined by obtaining quoted prices on nationally recognized securities exchanges. These securities are classified as Level 1.
•Fixed income securities: Fixed income investments that are held through mutual funds are valued based on the net asset values of the units held in the respective funds, which are determined by obtaining quoted prices on nationally recognized securities exchanges. These securities are classified as Level 1. Other fixed income investments are valued at an estimated price that a dealer would pay for a similar security on the valuation date using observable market inputs and are classified as Level 2. These market inputs may include yield curves for similarly rated securities. Small amounts of cash are held in common collective trusts. Fixed income securities also include insurance assets, which are valued based on an actuarial calculation. Those securities are classified as Level 3.
•Alternative investments: Real estate assets are valued using valuation models that incorporate income and market approaches, including external appraisals, to derive fair values. The hedge fund allocation is a fund of hedge funds and is valued by the manager based on the net asset value of each fund. These models use significant unobservable inputs and are classified as Level 3 within the fair value hierarchy.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Fair values of the assets of the Company’s pension plans as of March 31, 2021 and 2020, classified based on how their values were determined under the fair value hierarchy are as follows:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Equity securities	$83,135	$—	$—	$83,135
Fixed income securities (1)	168,201	2,920	6,051	177,172
Alternative investments	—	—	10,042	10,042
Total investments	$251,336	$2,920	$16,093	$270,349

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Equity securities	$58,204	$—	$—	$58,204
Fixed income securities (1)	162,667	3,101	4,668	170,436
Alternative investments	—	—	9,810	9,810
Total investments	$220,871	$3,101	$14,478	$238,450
(1)Includes high yield securities and cash and cash equivalent balances.
Other Benefit Plans
Universal and several subsidiaries offer employer defined contribution savings plans. Amounts charged to expense for these plans were approximately $2.9 million for fiscal year 2021, $2.7 million for fiscal year 2020, and $2.6 million for fiscal year 2019.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 14.   COMMON AND PREFERRED STOCK
Common Stock
At March 31, 2021, the Company’s shareholders had authorized 100,000,000 shares of its common stock, and 24,514,867 shares were issued and outstanding. Holders of the common stock are entitled to one vote for each share held on all matters requiring a vote. Holders of the common stock are also entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. The Board of Directors customarily declares and pays regular quarterly dividends on the outstanding common shares; however, such dividends are at the Board’s full discretion, and there is no obligation to continue them.
Preferred Stock
The Company is also authorized to issue up to 5,000,000 shares of preferred stock. No preferred stock was outstanding at March 31, 2021.
Share Repurchase Programs
Universal’s Board of Directors has authorized programs to repurchase outstanding shares of the Company’s capital stock (common and preferred stock). Under these programs, the Company has made and may continue to make share repurchases from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Programs have been in place continuously throughout fiscal years 2019 through 2021. The current program, which replaced an expiring program, was authorized and became effective on November 5, 2020. It authorizes the purchase of up to $100 million of the Company's outstanding common stock and expires on the earlier of November 15, 2022, or when the funds authorized for the program have been exhausted. At March 31, 2021, the full $100 million authorization remained available for share repurchases under the current program.
Repurchases of common stock under the programs for fiscal years 2021, 2020, and 2019 were as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Number of shares repurchased	—	656,820	30,777
Cost of shares repurchased (in thousands of dollars)	$—	$33,457	$1,443
Weighted-average cost per share	$—	$50.94	$46.87
NOTE 15.   EXECUTIVE STOCK PLANS AND STOCK-BASED COMPENSATION
Executive Stock Plans
The Company’s shareholders have approved executive stock plans under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. Currently, grants are outstanding under the 1997 Executive Stock Plan, the 2002 Executive Stock Plan, the 2007 Stock Incentive Plan, and the 2017 Stock Incentive Plan. Together, these plans are referred to in this disclosure as the “Plans.” Up to 1,000,000 shares may be issued under the 2017 Stock Incentive Plan, with no specific share limit for any of the award types. New awards may no longer be issued under the 1997, 2002, and 2007 Plans.
The Company’s practice is to award grants of stock-based compensation to officers at the first regularly-scheduled meeting of the Compensation Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year. In recent years, the Compensation Committee has awarded only grants of RSUs and PSUs. Outside directors automatically receive restricted stock units following each annual meeting of shareholders.
RSUs awarded under the Plans vest 5 years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSUs vest 3 years from the grant date, are paid out in shares of common stock at the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSU grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. RSUs awarded to outside directors prior to fiscal 2020 vest 3 years after the grant date and those granted in fiscal 2020 vest in 1 year. Additionally, restricted stock vests upon the individual’s retirement from service as a director.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
RSUs, Restricted Stock, and PSUs
The following table summarizes the Company’s RSU, restricted stock, and PSU activity for fiscal years 2019 through 2021:

	RSUs		Restricted Stock		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Fiscal Year Ended March 31, 2019:
Unvested at beginning of year	336,919	$55.77	30,200	$42.37	151,000	$50.50
Granted	87,621	64.53	—	—	54,800	57.12
Vested	(99,549)	59.09	(8,950)	44.25	(49,092)	45.06
Forfeited	—	—	—	—	(9,834)	45.55
Unvested at end of year	324,991	57.12	21,250	42.37	146,874	55.12

Fiscal Year Ended March 31, 2020:
Granted	85,463	56.39	—	—	60,728	50.16
Vested	(74,518)	54.20	—	—	(67,402)	49.17
Forfeited	—	—	—	—	—	—
Unvested at end of year	335,936	57.89	21,250	41.58	140,200	55.73

Fiscal Year Ended March 31, 2021:
Granted	103,829	46.27	—	—	65,135	34.33
Vested	(97,297)	54.11	(9,650)	41.24	(40,410)	60.37
Forfeited	—	—	—	—	(3,778)	57.83
Unvested at end of year	342,468	$55.44	11,600	$41.86	161,147	$46.20
Shares granted and vested in the above table include dividend equivalents on RSUs and any shares awarded above the base grant under the performance provisions of PSUs. Shares forfeited or canceled include any reductions from the base PSU grant under those same performance provisions. The fair values of RSUs, restricted stock, and PSUs are based on the market price of the common stock on the grant date.
Stock-Based Compensation Expense
Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. For the fiscal years ended March 31, 2021, 2020, and 2019, total stock-based compensation expense and the related income tax benefit recognized were as follows:

	Fiscal Year Ended March 31,
	2021	2020	2019
Total stock-based compensation expense	$6,106	$5,631	$8,152
Income tax benefit recorded on stock-based compensation expense	$1,282	$1,182	$1,712
At March 31, 2021, the Company had $4.6 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 1.1 years.

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 16.   COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS
Commitments
The Company enters into contracts to purchase tobacco from farmers in a number of the countries where it operates. Contracts in most countries cover one annual growing season. Primarily with the farmer contracts in Brazil, Malawi, Mozambique, the Philippines, Guatemala, and Mexico, the Company provides seasonal financing to support the farmers’ production of their crops or guarantees their financing from third-party banks. At March 31, 2021, the Company had contracts to purchase approximately $442 million of tobacco to be delivered during the coming fiscal year and $123 million of tobacco to be delivered in subsequent years. These amounts are estimates since actual quantities purchased will depend on crop yields, and prices will depend on the quality of the tobacco delivered and other market factors. Tobacco purchase obligations have been partially funded by short-term advances to farmers and other suppliers, which totaled approximately $122 million, net of allowances, at March 31, 2021. The Company withholds payments due to farmers on delivery of the tobacco to satisfy repayment of the financing it provided to the farmers. As noted above and discussed in more detail below, the Company also has arrangements to guarantee bank loans to farmers in Brazil, and payments are also withheld on delivery of tobacco to satisfy repayment of those loans. In addition to its contractual obligations to purchase tobacco, the Company had commitments related to agricultural materials, approved capital expenditures, and various other requirements that approximated $103 million at March 31, 2021.
Guarantees and Other Contingent Liabilities
Guarantees of Bank Loans and Other Contingent Liabilities
The majority of crop financing utilized for fiscal year 2021 in Brazil did not require guaranteed bank loans to tobacco growers, resulting in the elimination of guarantees at March 31, 2021. For the majority of crop financing prior to fiscal year 2021, the Company relied heavily on guaranteed bank loans to tobacco growers in Brazil for crop financing. Bank guarantees for the Company's operating subsidiary in Brazil normally expire within one year. The subsidiary withheld payments due to the farmers on delivery of tobacco and forwarded those payments to the third-party banks. Failure of farmers to deliver sufficient quantities of tobacco to the subsidiary to cover its obligations to the third-party banks would result in a liability for the subsidiary under the related guarantees; however, in that case, the subsidiary would have recourse against the farmers. The maximum potential amount of future payments that the Company’s subsidiary would have been be required to make at March 31, 2020, was the face amount (which includes unpaid interest), which was $3 million. The fair value of the guarantees was a liability of approximately $0.1 million at March 31, 2020. In addition to these guarantees, the Company has other contingent liabilities totaling approximately $1 million at March 31, 2021, primarily under outstanding letters of credit.
Value-Added Tax Assessments in Brazil
As discussed in Note 1, the Company's local operating subsidiaries pay significant amounts of value-added tax ("VAT") in connection with their normal operations. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company's operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from the tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary's VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $7 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $10 million. These amounts are based on the exchange rate for the Brazilian currency at March 31, 2021. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary's positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of March 31, 2021, a portion of the subsidiary's arguments had been accepted, and the outstanding assessment had been reduced, although interest on the remaining assessment has continued to accumulate. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $8 million at the March 31, 2021 exchange rate. The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $8 million remaining assessment, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2021.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary's tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment

UNIVERSAL CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
covering the same tax periods. The new assessment totaled approximately $3 million at the March 31, 2021 exchange rate, reflecting a substantial reduction from the original $10 million assessment. Notwithstanding the reduction, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $3 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2021.
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
NOTE 17.   OPERATING SEGMENTS
As a result of recent acquisitions of plant-based ingredients companies in fiscal year 2020 and 2021, during the fiscal year ended March 31, 2021 management evaluated the Company’s global business activities, including product and service offerings to its customers, as well as senior management’s operational and financial responsibilities. This assessment included an analysis of how its chief operating decision maker measures business performance and allocates resources. As a result of this analysis, senior management determined the Company conducts operations across two reportable operating segments, Tobacco Operations and Ingredients Operations.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Reportable segment data as of, or for, the fiscal years ended March 31, 2021, 2020, and 2019, is as follows, including a recast of the new reportable operating segments presentation for all periods:

	Sales and Other Operating Revenues			Operating Income
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2021	2020	2019	2021	2020	2019
Tobacco Operations	$1,841,837	$1,887,084	$2,222,246	$168,832	$146,637	$195,383
Ingredients Operations	141,520	22,895	4,907	367	(8,516)	(8,611)
Subtotal	1,983,357	1,909,979	2,227,153	169,199	138,121	186,772
Deduct: Equity in pretax earnings of unconsolidated affiliates (1)				(2,985)	(4,211)	(5,299)
Restructuring and impairment costs (2)				(22,577)	(7,543)	(20,304)
Add: Other income (3)				4,173	—	—
Consolidated total	$1,983,357	$1,909,979	$2,227,153	$147,810	$126,367	$161,169

	Segment Assets			Accounts Receivable, net
	March 31,			March 31,
	2021	2020	2019	2021	2020	2019
Tobacco Operations	$2,002,059	$1,985,732	$2,108,641	$336,876	$330,367	$367,579
Ingredients Operations	339,865	135,189	24,543	30,606	10,344	531
Consolidated total	$2,341,924	$2,120,921	$2,133,184	$367,482	$340,711	$368,110

	Goodwill, net			Intangibles, net
	March 31,			Fiscal Year Ended March 31,
	2021	2020	2019	2021	2020	2019
Tobacco Operations	$98,044	$97,963	$97,907	$82	$59	$87
Ingredients Operations	75,007	28,863	—	72,222	17,802	—
Consolidated total	$173,051	$126,826	$97,907	$72,304	$17,861	$87

	Capital Expenditures			Depreciation and Amortization
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2021	2020	2019	2021	2020	2019
Tobacco Operations	$46,037	$35,175	$38,206	$33,895	$35,251	$35,449
Ingredients Operations	20,117	52	554	10,838	3,128	1,655
Consolidated total	$66,154	$35,227	$38,760	$44,733	$38,379	$37,104
(1)Equity in pretax earnings of unconsolidated affiliates is included in reportable segment operating income, but is reported below consolidated operating income and excluded from that total in the consolidated statements of income.
(2)Restructuring and impairment costs are excluded from reportable segment operating income, but are included in consolidated operating income in the consolidated statements of income (see Note 4).
(3)Other income represents the reversal of a portion of the contingent consideration liability associated with the acquisition of FruitSmart. See Note 2 for additional information.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Geographic data as of, or for, the fiscal years ended March 31, 2021, 2020, and 2019, is presented below. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment. Long-lived assets generally consist of net property, plant, and equipment, goodwill, and other intangibles.

Geographic Data	Sales and Other Operating Revenues
	Fiscal Year Ended March 31,
	2021	2020	2019
United States	$369,074	$221,428	$227,771
Belgium	366,476	361,889	390,433
Poland	97,001	84,011	145,478
Germany	94,519	104,525	166,397
Philippines	94,493	68,143	69,820
China	52,837	105,683	115,174
Mexico	51,448	35,475	64,700
All other countries	857,509	928,825	1,047,380
Consolidated total	$1,983,357	$1,909,979	$2,227,153

	Long-Lived Assets
	March 31,
	2021	2020	2019
United States	$266,258	$145,764	$81,270
Brazil	134,909	138,157	139,624
Mozambique	44,206	42,964	45,051
All other countries	149,492	132,955	134,543
Consolidated total	$594,865	$459,840	$400,488

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the fiscal years ended March 31, 2021, 2020, and 2019:

	Fiscal Year Ended March 31,
(in thousands of dollars)	2021	2020	2019
Foreign currency translation:
Balance at beginning of year	$(42,923)	$(40,101)	$(23,942)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $180 in 2020)	8,272	(3,066)	(16,316)
Less: Net loss on foreign currency translation attributable to noncontrolling interests	(484)	244	157
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	7,788	(2,822)	(16,159)
Balance at end of year	$(35,135)	$(42,923)	$(40,101)

Foreign currency hedge:
Balance at beginning of year	$(12,226)	$(376)	$(35)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(130), $2,880 and $602)	1,791	(12,391)	(6,490)
Reclassification of net (gain) loss to earnings (net of tax expense (benefit) of $(2,726), $136, and $(640))(1)	10,021	541	6,149
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	11,812	(11,850)	(341)
Balance at end of year	$(414)	$(12,226)	$(376)

Interest rate hedge:
Balance at beginning of year	$(27,402)	$(934)	$6,528
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(637), $6,801, and $1,574)	2,396	(25,588)	(5,922)
Reclassification of net (gain) loss to earnings (net of tax expense (benefit) of $(1,469), $234, and $409)(2)	5,526	(880)	(1,540)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	7,922	(26,468)	(7,462)
Balance at end of year	$(19,480)	$(27,402)	$(934)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(69,046)	$(54,280)	$(42,615)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) arising during the year (net of tax (expense) benefit of $(3,706), $4,715, and $4,073(3)	13,627	(16,810)	(13,927)
Amortization included in earnings (net of tax benefit of $895, $554, and $628)(4)	3,411	2,044	2,262
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	17,038	(14,766)	(11,665)
Balance at end of year	$(52,008)	$(69,046)	$(54,280)

Total accumulated other comprehensive income (loss) at end of year	$(107,037)	$(151,597)	$(95,691)
(1)    Gains (losses) on foreign currency cash flow hedges related to forecast purchases of tobacco and crop input sales are reclassified from accumulated other comprehensive income (loss) to cost of goods sold when the tobacco is sold to customers. See Note 11 for additional information.
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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Universal Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Universal Corporation (the Company) as of March 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 28, 2021 expressed an unqualified opinion thereon.
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

Allowance for Advances to Suppliers
Description of the Matter
The Company’s short-term and long-term advances to suppliers totaled approximately $144 million as of March 31, 2021, and the allowances totaled $18 million. As discussed in Note 1 of the financial statements, the Company provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production. These advances are repaid through the delivery of tobacco to the Company. Management determined the allowance based on assumptions including the assessment of historical loss information and crop projections.

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

Allowance for Recoverable Value-Added Tax (“VAT”) Credits
Description of the Matter
The Company’s gross balance of recoverable value-added tax (“VAT”) credits totaled approximately $49 million as of March 31, 2021, and the related allowance totaled approximately $19 million. As discussed in Note 1 of the financial statements, in many foreign countries, the Company pays and receives a significant amount of VAT on purchases and sales of tobacco and tobacco related material. Items subject to a VAT vary from jurisdiction to jurisdiction as do the rates at which the tax is assessed. Some jurisdictions allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process may take an extended period of time and it is not uncommon for refund applications to be challenged or rejected. Some jurisdictions also permit companies to sell or transfer unused VAT credits to third parties in private transactions although the proceeds realized may be heavily discounted from the face value of the credits. Management applied judgment in calculating the valuation allowance to estimate the credits that are not expected to be recovered. Auditing Management’s estimate of the VAT allowance was complex and involved a high degree of subjectivity as the estimate relies on a number of factors including interpretations of applicable tax laws and regulations as well as economic and political conditions outside the Company’s control. There is uncertainty associated with the assumptions used which could have a significant effect on the estimate.

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

Accounting for Acquisition of Silva International, Inc.
Description of the Matter
As described in Note 1 and 2 to the consolidated financial statements, on October 1, 2020 the Company acquired 100% of the capital stock of Silva International, Inc. (“Silva”) for approximately $164 million in cash and $5.9 million of working capital on-hand at the date of acquisition. The acquisition of Silva was accounted for as a business combination.

Auditing the Company's accounting for its business combination was complex due to the significant estimation required by Management to determine the fair value of identifiable intangible assets including customer relationships ($53 million). Significant estimation was required due to the application of the valuation models and assumptions used by Management to measure the fair value of the customer-related intangible asset. The significant assumptions used in determining the fair value included the discount rate and forecasted results (e.g., revenue growth rates and operating profit margins).

How We Addressed the Matter in Our Audit
We tested the Company's controls over its accounting for business combinations. For example, we tested controls over the customer-related intangible asset acquired, including Management’s review of the valuation models and significant assumptions.

To test the estimated fair value of the acquired customer-related intangible asset, our audit procedures included, among others, assessing the significant assumptions used in the estimated fair value of the customer-related intangible asset. For example, we tested the completeness and accuracy of the underlying data and compared the significant assumptions to current industry, market and economic trends, historical results of the acquired business, and other guidelines used by companies within the same industry. We involved our valuation specialists to assist in evaluating the Company's use of its valuation models. We performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair values that would result from changes in assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1971.
Richmond, Virginia
May 28, 2021

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,
on Internal Control Over Financial Reporting
To the Shareholders and the Board of Directors of Universal Corporation
Opinion on Internal Control over Financial Reporting
We have audited Universal Corporation’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Universal Corporation, (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 report dated May 28, 2021 expressed an unqualified opinion thereon.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Silva International, Inc., which is included in the 2021 consolidated financial statements of the Company and constituted 8.5% and 12.5% of total and net assets, respectively, as of March 31, 2021 and 3.1% and 5.7% of net sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Silva International, Inc.

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
May 28, 2021

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
For the three years ended March 31, 2021, there were no changes in independent auditors, nor were there any disagreements between the Company and its independent auditors on any matter of accounting principles, practices, or financial disclosures.
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
As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). We have excluded Silva International, Inc. (Silva), our wholly-owned subsidiary which is included in our Consolidated Financial Statements, from our assessment of internal control over financial reporting as of March 31, 2021. Silva represented $199.6 million (8.5%) of consolidated total assets as of March 31, 2021 and $60.5 million (3.1%) of consolidated sales and other operating revenues for the fiscal year then ended. Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2021.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s internal control over financial reporting as of March 31, 2021. Their report on this audit appears on page 91 of this Annual Report.
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
Item 9B. Other Information
None.

PART III
Item 10.   Directors, Executive Officers, and Corporate Governance
Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s 2021 Proxy Statement.
The following are executive officers of the Company as of May 28, 2021:

Name and Age	Position	Business Experience During Past The Five Years
G. C. Freeman, III (58)	Chairman, President, and Chief Executive Officer	Mr. Freeman was elected Chairman of the Board in August 2008, Chief Executive Officer effective April 2008, President in December 2006, and Vice President in November 2005. Mr. Freeman served as General Counsel and Secretary from February 2001 until November 2005 and has been employed with the Company since 1997.
A. L. Hentschke (51)	Senior Vice President and Chief Operating Officer	Mr. Hentschke was elected Senior Vice President and Chief Operating Officer in April 2015. From January 2013 to April 2015, he served as Executive Vice President of Universal Leaf Tobacco Company, Incorporated ("Universal Leaf"). From November 2009 to January 2013, Mr. Hentschke served as President and Chief Executive Officer of Universal Leaf Tabacos, Limitada, the Company's operating subsidiary in Brazil. He has been employed with the Company and its affiliates since 1991.
J. C. Kroner (53)	Senior Vice President and Chief Financial Officer	Mr. Kroner was elected Senior Vice President and Chief Financial Officer effective September 2018. Mr. Kroner was elected Senior Vice President in February 2018. He served as Senior Vice President of Universal Leaf from September 2014 to September 2018. He served as Vice President from October 2011 to September 2014. He has been employed with the Company since July 1993.
T. G. Broome (67)	Executive Vice President and Sales Director, Universal Leaf Tobacco Company, Inc.	Mr. Broome was elected Executive Vice President and Sales Director, Universal Leaf, in October 2012. From April 2011 through October 2012, Mr. Broome served as Executive Vice President. From September 1998 through March 2011, Mr. Broome served as Senior Vice President-Sales. He has been employed with the Company since 1994.
P. D. Wigner (52)	Vice President, General Counsel and Secretary	Mr. Wigner was elected Vice President in August 2007, and General Counsel and Secretary in November 2005 and also served as Chief Compliance Officer from November 2007 until September 2012. Mr. Wigner served as Senior Counsel of Universal Leaf from November 2004 until November 2005. He has been employed with the Company since 2003.
C. H. Claiborne (60)	Vice President and Assistant Secretary	Mrs. Claiborne was elected Vice President and Assistant Secretary effective February 2018. She served as Assistant Secretary from 2001 to February 2018. From October 2004 to February 2018, Mrs. Claiborne served as Vice President, Associate General Counsel, and Secretary of Universal Leaf. She has been employed with the Company since December 1999.
C. C. Formacek (60)	Vice President and Treasurer	Ms. Formacek was elected Vice President and Treasurer effective April 2012. Ms. Formacek served as Treasurer of Universal Leaf from April 2011 through March 2012. She joined the Company in September 2009 and served as Assistant Treasurer of Universal Leaf from that time through March 2011.
S.J. Bleicher (44)	Vice President and Controller	Mr. Bleicher was elected Vice President and Controller in June 2019. Mr. Bleicher joined the Company in August 2014 and served as Assistant Controller through May 2019.
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
The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Corporate Governance and Committees—Committees of the Board—Compensation Committee,” “Corporate Governance and Committees—Committees of the Board—Audit Committee” of the Company’s 2021 Proxy Statement and such information is incorporated by reference herein.
Item 11.   Executive Compensation
Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s 2021 Proxy Statement, which information is incorporated herein by reference.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Refer to the caption “Stock Ownership” in the Company’s 2021 Proxy Statement, which information is incorporated herein by reference.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
Refer to the caption “Certain Transactions” in the Company’s 2021 Proxy Statement, which information is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Director Independence” of the Company’s 2021 Proxy Statement and such information is incorporated by reference herein.
Item 14.   Principal Accounting Fees and Services
Refer to the captions “Audit Information – Fees of Independent Auditors” and “Audit Information – Pre-Approval Policies and Procedures” in the Company’s 2021 Proxy Statement, which information is incorporated herein by reference.

PART IV
Item 15.   Exhibits, Financial Statement Schedules
(a)    The following are filed as part of this Annual Report:
1.Financial Statements.
Consolidated Statements of Income for the Fiscal Years Ended March 31, 2021, 2020, and 2019
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended March 31, 2021, 2020, and 2019
Consolidated Balance Sheets at March 31, 2021 and 2020
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2021, 2020, and 2019
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 31, 2021, 2020, and 2019
Notes to Consolidated Financial Statements for the Fiscal Years Ended March 31, 2021, 2020, and 2019
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting
2.Financial Statement Schedules.
Schedule II – Valuation and Qualifying Accounts
3.Exhibits. The exhibits are listed in the Exhibit Index immediately prior to the signature pages to this Annual Report.
(b)Exhibits
The response to this portion of Item 15 is submitted as a separate section to this Annual Report.
(c)    Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts appears on the following page of this Annual Report. All other schedules are not required under the related instructions or are not applicable and therefore have been omitted.
Item 16.   Form 10-K Summary
None.

Schedule II - Valuation and Qualifying Accounts
Universal Corporation
Fiscal Years Ended March 31, 2021, 2020, and 2019

Description	Balance at Beginning of Year	Net Additions (Reversals) Charged to Expense	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Year
(in thousands of dollars)

Fiscal Year Ended March 31, 2019:
Allowance for doubtful accounts (deducted from accounts receivable)	$1,783	$1,358	$—	$(156)	$2,985

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	21,720	(2,339)	—	(1,276)	18,105

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	14,679	3,535	—	(1,033)	17,181

Fiscal Year Ended March 31, 2020:
Allowance for doubtful accounts (deducted from accounts receivable)	$2,985	$(128)	$—	$(463)	$2,394

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	18,105	937	—	(2,614)	16,428

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	17,181	(2,586)	—	4,183	18,778

Fiscal Year Ended March 31, 2021:
Allowance for doubtful accounts (deducted from accounts receivable)	$2,394	$304	$—	$(1,446)	$1,252

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	16,428	5,534	—	(4,145)	17,817

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	18,778	799	—	(408)	19,169

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

10.24
Purchase Agreement, dated as of September 8, 2020, by and among Universal Corporation, Silva International, Inc., the Sellers named therein, Torsten Steinhaus, the Representative (incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed September 8, 2020, File No. 001-00652)

10.25	Executive change in control severance policy (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 001-00652)

10.26
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
May 28, 2021
	By:	/s/ GEORGE C. FREEMAN, III
George C. Freeman, III Chairman, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GEORGE C. FREEMAN, III	Chairman, President, Chief Executive Officer, and Director	May 28, 2021
George C. Freeman, III	(Principal Executive Officer)

/s/ JOHAN C. KRONER	Senior Vice President and Chief Financial Officer	May 28, 2021
Johan C. Kroner	(Principal Financial Officer)

/s/ SCOTT J. BLEICHER	Vice President and Controller	May 28, 2021
Scott J. Bleicher	(Principal Accounting Officer)

/s/ DIANA F. CANTOR	Director	May 28, 2021
Diana F. Cantor

/s/ LENNART R. FREEMAN	Director	May 28, 2021
Lennart R. Freeman

/s/ THOMAS H. JOHNSON	Director	May 28, 2021
Thomas H. Johnson

/s/ MICHAEL T. LAWTON	Director	May 28, 2021
Michael T. Lawton

/s/ ROBERT C. SLEDD	Director	May 28, 2021
Robert C. Sledd

/s/ THOMAS H. TULLIDGE, JR.	Director	May 28, 2021
Thomas H. Tullidge, Jr.

/s/ JACQUELINE T. WILLIAMS	Director	May 28, 2021
Jacqueline T. Williams