Form 10-Q
period 2021-06-30
UNIVERSAL CORP /VA/
filed 2021-08-04
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2021, the total number of shares of common stock outstanding was 24,577,880.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended June 30,
	2021	2020
	(Unaudited)
Sales and other operating revenues	$350,029	$315,811
Costs and expenses
Cost of goods sold	287,556	262,046
Selling, general and administrative expenses	49,844	49,410
Other income	—	(4,173)
Restructuring and impairment costs	2,024	—
Operating income	10,605	8,528
Equity in pretax earnings (loss) of unconsolidated affiliates	609	(7)
Other non-operating income (expense)	48	(18)
Interest income	73	159
Interest expense	6,208	6,810
Income before income taxes and other items	5,127	1,852
Income taxes	1,215	(5,048)
Net income	3,912	6,900
Less: net loss (income) attributable to noncontrolling interests in subsidiaries	2,445	374
Net income attributable to Universal Corporation	$6,357	$7,274

Earnings per share:
Basic	$0.26	$0.30
Diluted	$0.26	$0.29

Weighted average common shares outstanding:
Basic	24,694,489	24,602,610
Diluted	24,852,151	24,703,579

Total comprehensive income, net of income taxes	$12,746	$7,209
Less: comprehensive (income) loss attributable to noncontrolling interests	2,416	530
Comprehensive income (loss) attributable to Universal Corporation	$15,162	$7,739

Dividends declared per common share	$0.78	$0.77

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2021	2020	2021
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$84,688	$100,015	$197,221
Accounts receivable, net	279,900	222,162	367,482
Advances to suppliers, net	70,377	65,221	121,618
Accounts receivable—unconsolidated affiliates	52,047	32,827	584
Inventories—at lower of cost or net realizable value:
Tobacco	874,381	858,940	640,653
Other	140,249	104,399	145,965
Prepaid income taxes	17,804	13,426	15,029
Other current assets	85,016	65,675	66,806
Total current assets	1,604,462	1,462,665	1,555,358

Property, plant and equipment
Land	23,439	21,454	22,400
Buildings	293,734	258,306	284,430
Machinery and equipment	661,753	644,092	658,826
	978,926	923,852	965,656
Less accumulated depreciation	(627,279)	(608,173)	(616,146)
	351,647	315,679	349,510
Other assets
Operating lease right-of-use assets	31,281	37,576	31,230
Goodwill, net	173,041	126,862	173,051
Other intangibles, net	69,905	17,114	72,304
Investments in unconsolidated affiliates	85,064	79,198	84,218
Deferred income taxes	18,013	23,085	12,149
Pension asset	11,764	—	11,950
Other noncurrent assets	50,916	44,661	52,154
	439,984	328,496	437,056

Total assets	$2,396,093	$2,106,840	$2,341,924

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2021	2020	2021
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$153,337	$92,758	$101,294
Accounts payable and accrued expenses	158,013	133,621	139,484
Accounts payable—unconsolidated affiliates	18	—	1,282
Customer advances and deposits	9,307	10,575	8,765
Accrued compensation	18,576	16,373	29,918
Income taxes payable	5,919	2,359	4,516
Current portion of operating lease liabilities	7,998	9,914	7,898
Current portion of long-term debt	—	—	—
Total current liabilities	353,168	265,600	293,157

Long-term debt	518,297	368,829	518,172
Pensions and other postretirement benefits	55,622	70,473	57,637
Long-term operating lease liabilities	20,826	24,040	19,725
Other long-term liabilities	59,815	75,130	59,814
Deferred income taxes	46,810	24,435	44,994
Total liabilities	1,054,538	828,507	993,499

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,577,254 shares issued and outstanding at June 30, 2021 (24,488,964 at June 30, 2020 and 24,514,867 at March 31, 2021)	327,471	322,449	326,673
Retained earnings	1,074,586	1,064,927	1,087,663
Accumulated other comprehensive loss	(98,232)	(151,132)	(107,037)
Total Universal Corporation shareholders' equity	1,303,825	1,236,244	1,307,299
Noncontrolling interests in subsidiaries	37,730	42,089	41,126
Total shareholders' equity	1,341,555	1,278,333	1,348,425

Total liabilities and shareholders' equity	$2,396,093	$2,106,840	$2,341,924

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Three Months Ended June 30,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,912	$6,900
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	12,058	10,105
Net provision for losses (recoveries) on advances to suppliers	(328)	57
Foreign currency remeasurement (gain) loss, net	506	(4,691)
Foreign currency exchange contracts	1,127	(13,951)
Restructuring and impairment costs	2,024	—
Restructuring payments	(1,776)	(2,937)
Change in estimated fair value of contingent consideration for FruitSmart acquisition	—	(4,173)
Other, net	(2,726)	(3,350)
Changes in operating assets and liabilities, net	(141,720)	12,087
Net cash provided (used) by operating activities	(126,923)	47

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(14,428)	(8,386)
Proceeds from sale of property, plant and equipment	1,589	218
Net cash used by investing activities	(12,839)	(8,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	49,439	20,688
Dividends paid to noncontrolling interests	(980)	—
Dividends paid on common stock	(18,876)	(18,567)
Other	(2,432)	(1,930)
Net cash provided (used) by financing activities	27,151	191

Effect of exchange rate changes on cash, restricted cash and cash equivalents	78	515
Net decrease in cash, restricted cash and cash equivalents	(112,533)	(7,415)
Cash, restricted cash and cash equivalents at beginning of year	203,221	107,430

Cash, restricted cash and cash equivalents at end of period	$90,688	$100,015

Supplemental Information:
Cash and cash equivalents	$84,688	$100,015
Restricted cash (Other noncurrent assets)	6,000	—
Total cash, restricted cash and cash equivalents	$90,688	$100,015

See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is a global business-to-business agri-products supplier to consumer product manufacturers. The Company is the leading global leaf tobacco supplier and provides high-quality plant-based ingredients to food and beverage end markets. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

    The extent to which the ongoing COVID-19 pandemic will impact the Company's financial condition, results of operations and demand for its products and services will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing geographic spread and mutations of COVID-19, the severity of the pandemic, the duration of the COVID-19 outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the COVID-19 pandemic and the impact on the U.S. and the global economies, markets and supply chains. At June 30, 2021, it is not possible to predict the overall impact of the ongoing COVID-19 pandemic on the Company's business, financial condition, results of operations and demand for its products and services.

NOTE 2.   ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The updated guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance in ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, although early adoption is permitted. The Company adopted the new standard effective April 1, 2021, which was the beginning of its fiscal year ending March 31, 2022. There was no material impact to the consolidated financial statements from the adoption of ASU 2019-12.
Pronouncements to be Adopted in Future Periods
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions related to contract modifications and hedge accounting to address the transitions from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance permits an entity to consider contract modification due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. ASU 2020-04 also temporarily allows hedge relationships to continue without de-designation upon changes due to reference rate reform. The standard is effective upon issuance and can be applied as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact that the guidance will have on its consolidated financial statements.

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

The Company continues to employ one of Silva's selling shareholders and as stipulated in the Silva purchase agreement has transferred $6 million to a third-party escrow account that may ultimately be earned by the selling shareholder upon completion of a post-combination service period. Since the compensation agreement for the selling shareholder who remains employed with the Company includes a post-combination service period, the Company has excluded the entire $6 million in the purchase price to be allocated. The $6 million in escrow is recognized as restricted cash in other noncurrent assets on the consolidated balance sheet at June 30, 2021. The contingent consideration arrangement for the selling shareholder includes a post-combination service requirement and forfeitable payment provisions, therefore under ASC Topic 805, "Business Combinations," must be treated as compensation expense. This expense is being recognized ratably over the requisite service period in selling, general, and administrative expense on the consolidated statements of income.
The following preliminary allocation of the purchase price was based on third-party valuations and assumptions. At June 30, 2021, the Company is finalizing the fair value assigned to income tax related assets and liabilities. The final purchase price allocation is expected to be completed in the second quarter of fiscal year 2022. The following table summarizes the preliminary purchase price allocation of the assets acquired and liabilities assumed on October 1, 2020.

(in thousands of dollars)
Assets
Cash and cash equivalents	$8,126
Accounts receivable, net	17,885
Advances to suppliers, net	3,011
Inventory	33,162
Other current assets	833
Property, plant and equipment (net)	24,437
Intangibles
Customer relationships	53,000
Trade names	7,800
Goodwill	46,144
Total assets acquired	194,398

Liabilities
Accounts payable and accrued expenses	11,683
Accrued compensation	3,350
Income taxes payable	946
Deferred income taxes	14,419
Total liabilities assumed	30,398

Total assets acquired and liabilities assumed	$164,000

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
Tobacco Operations
In the three months ended June 30, 2021, the Company incurred and paid $1.5 million of termination costs associated with restructuring of tobacco processing and administrative operations in Africa.
Ingredients Operations
In the three months ended June 30, 2021, the Company incurred $0.5 million of impairment costs on property, plant, and equipment associated with the wind-down of the Carolina Innovative Food Ingredients, Inc. ("CIFI") operations that was announced in fiscal year 2021.

There were no restructuring and impairment costs incurred for the three months ended June 30, 2020.

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

Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended June 30,
(in thousands of dollars)	2021	2020

Tobacco sales	$270,264	$275,142
Ingredient sales	51,888	16,356
Processing revenue	16,696	16,300
Other sales and revenue from contracts with customers	10,765	7,602
Total revenue from contracts with customers	349,613	315,400
Other operating sales and revenues	416	411
Consolidated sales and other operating revenues	$350,029	$315,811

    Other operating sales and revenues consists principally of interest on advances to suppliers.

NOTE 6. OTHER CONTINGENT LIABILITIES AND OTHER MATTERS

Other Contingent Liabilities

Other Contingent Liabilities (Letters of credit)
The Company had other contingent liabilities totaling approximately $1 million at June 30, 2021, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $9 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $11 million. Those amounts are based on the exchange rate for the Brazilian currency at June 30, 2021. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of June 30, 2021, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $9 million (at the June 30, 2021 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $9 million remaining assessment with interest, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at June 30, 2021.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods, reflecting a substantial reduction from the original assessment. In fiscal year 2020, the Parana tax authorities acknowledged the statute of limitations related to claims prior to December 2010 had expired and reduced the assessment to $3 million (at the June 30, 2021 exchange rate). Notwithstanding the reduced assessment, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $3 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at June 30, 2021.
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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $92 million at June 30, 2021, $83 million at June 30, 2020, and $144 million at March 31, 2021. The related valuation allowances totaled $18 million at June 30, 2021, $16 million at June 30, 2020, and $18 million at March 31, 2021, and were estimated based on the Company’s historical loss information and crop projections. The allowances were reduced by net recoveries of approximately $0.3 million and increased by net provisions of approximately $0.1 million in the three-month periods ended June 30, 2021 and 2020, respectively. These net recoveries and provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of VAT on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At June 30, 2021, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $61 million ($54 million at June 30, 2020, and $49 million at March 31, 2021), and the related valuation allowances totaled approximately $19 million ($17 million at June 30, 2020, and $19 million at March 31, 2021). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

Long-Term Debt

In December 2020, the Company repaid $150 million of revolving credit borrowings used to finance the purchase of Silva with term loans under its existing senior unsecured bank credit facility. The Company increased the borrowings of the senior unsecured five-year and seven-year term loans by $75 million each. At June 30, 2021, the five-year term loan maturing December 2023 and the seven-year term loan maturing December 2025 had outstanding borrowings of $225 million and $295 million, respectively. Under the senior unsecured bank credit facility, the additional $150 million of terms loans bear interest at variable rates plus a margin based on the Company's credit metrics and interest payments remained unhedged at June 30, 2021. The Company maintains receive-floating/pay-fixed interest rates swap agreements for a portion of the outstanding five and seven-year term loans. See Note 11 for additional information on outstanding interest rate swap agreements.

Shelf Registration and Stock Repurchase Plan

In November 2020, the Company filed an undenominated automatic universal shelf registration statement with the U.S. Securities and Exchange Commission to provide for the future issuance of an undefined amount of securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.

A stock repurchase plan, which was authorized by the Company's Board of Directors, became effective and was publicly announced on November 5, 2020. This stock repurchase plan authorizes the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions through November 15, 2022 or when funds for the program have been exhausted, subject to market conditions and other factors. The program had $100 million of remaining capacity for repurchases of common and/or preferred stock at June 30, 2021.

NOTE 7.   EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(in thousands, except share and per share data)	2021	2020

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$6,357	$7,274

Denominator for basic earnings per share
Weighted average shares outstanding	24,694,489	24,602,610

Basic earnings per share	$0.26	$0.30

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$6,357	$7,274

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,694,489	24,602,610
Effect of dilutive securities
Employee and outside director share-based awards	157,662	100,969
Denominator for diluted earnings per share	24,852,151	24,703,579

Diluted earnings per share	$0.26	$0.29

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
    The consolidated effective income tax rate for the three months ended June 30, 2021 was 24% . There were no discrete items that impacted the income tax provision for the three months ended June 30, 2021.
    The consolidated effective income tax rate for the three months ended June 30, 2020 was a benefit of $5.0 million. The Company's consolidated effective income tax rate for the three months ended June 30, 2020 was affected by a $4.4 net tax benefit for final U.S. tax regulations issued for hybrid dividends paid by foreign subsidiaries. Without this discrete item for the final U.S. tax regulations, the consolidated effective income tax rate for the three months ended June 30, 2020 would have been a benefit of approximately 24%. Additionally, for the three months ended June 30, 2020 the Company recognized $1.8 million as a component of interest expense related to a settlement of an uncertain tax position at foreign subsidiary.

NOTE 9.   GOODWILL AND OTHER INTANGIBLES
The Company's changes in goodwill at June 30, 2021 and 2020 consisted of the following:

(in thousands of dollars)	Three Months Ended June 30,
	2021	2020
Balance at beginning of fiscal year	$173,051	$126,826
Foreign currency translation adjustment	(10)	36
Balance at end of period	$173,041	$126,862

The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at June 30, 2021 and 2020:

(in thousands, except useful life)				June 30,
				2021			2020
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships(1)	11	—	13	$62,500	$(4,710)	$57,790	$9,500	$(365)	$9,135
Trade names(1)		5		11,100	(2,160)	8,940	3,300	(330)	2,970
Developed technology(1)		3		4,800	(2,400)	2,400	4,800	(800)	4,000
Noncompetition agreements(1)		5		1,000	(300)	700	1,000	(100)	900
Other		5		777	(703)	74	734	(625)	109
Total intangible assets				$80,177	$(10,273)	$69,904	$19,334	$(2,220)	$17,114
(1) On October 1, 2020 the Company acquired 100% of the capital stock of Silva for approximately $164.0 million in cash and $5.9 million of working capital on-hand at the date of acquisition. The Silva acquisition resulted in $60.8 million of intangibles. See Note 3 for additional information.
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life as noted above.

The Company's amortization expense for intangible assets for the three months ended June 30, 2021 and 2020 was:

(in thousands of dollars)	Three Months Ended June 30,
	2021	2020
Amortization Expense	$2,403	$808

Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated income statements of income. The amortization expense for the other intangible assets is recorded in selling, general, and administrative expenses in the consolidated statements of income.

As of June 30, 2021, the expected future amortization expense for intangible assets is as follows:

Fiscal Year (in thousands of dollars)
2022 (excluding the three months ended June 30, 2021)	$7,216
2023	9,204
2024	7,969
2025	8,534
2026 and thereafter	36,981
Total expected future amortization expense	$69,904

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
The following table sets forth the right-of-use assets and lease liabilities for operating leases included in the Company’s consolidated balance sheet:

(in thousands of dollars)	June 30, 2021	June 30, 2020	March 31, 2021

Assets
Operating lease right-of-use assets	$31,281	$37,576	$31,230

Liabilities
Current portion of operating lease liabilities	$7,998	$9,914	$7,898
Long-term operating lease liabilities	20,826	24,040	19,725
Total operating lease liabilities	$28,824	$33,954	$27,623
The following table sets forth the location and amount of operating lease costs included in the Company's consolidated statement of income:

	Three Months Ended June 30,
(in thousands of dollars)	2021	2020

Income Statement Location
Cost of goods sold	$2,578	$2,911
Selling, general, and administrative expenses	2,305	2,190
Total operating lease costs(1)	$4,883	$5,101
(1)Includes variable operating lease costs.

The following table reconciles the undiscounted cash flows to the operating lease liabilities in the Company’s consolidated balance sheet:

(in thousands of dollars)	June 30, 2021
Maturity of Operating Lease Liabilities
2022 (excluding the three months ended June 30, 2021)	$6,889
2023	7,279
2024	5,461
2025	4,560
2026	2,656
2027 and thereafter	5,805
Total undiscounted cash flows for operating leases	$32,650
Less: Imputed interest	(3,826)
Total operating lease liabilities	$28,824

As of June 30, 2021, the Company had no leases that did not yet commence.
The following table sets forth supplemental information related to operating leases:

	Three Months Ended June 30,
(in thousands, except lease term and incremental borrowing rate)	2021	2020

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$2,777	$3,028
Right-of-use assets obtained in exchange for new operating leases	2,741	1,023

Weighted Average Remaining Lease Term (years)	5.54	5.55

Weighted Average Collateralized Incremental Borrowing Rate	4.12%	4.04%

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
Cash Flow Hedging Strategy for Interest Rate Risk
In February 2019, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2018. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At June 30, 2021, the total notional amount of the interest rate swaps was $370 million, which corresponded with the former original outstanding balance of the term loans. During the third quarter of fiscal year 2021, the Company converted $150 million from the balance in its revolving credit line into the existing term loans, splitting the balance equally between them. At June 30, 2021, the Company is not hedging the interest payments on the additional $150 million of term loans. The increase to the principal balance of the term loans does not have an impact to the effectiveness analysis of the interest rate swap agreements.

Previously, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges for two outstanding non-amortizing bank loans that were repaid concurrent with closing on the new bank credit facility. Those swap agreements were subsequently terminated in February 2019 concurrent with the inception of the new swap agreements. The fair value of the previous swap agreements, approximately $5.4 million, was received from the counterparties upon termination and is being amortized from accumulated other comprehensive loss into earnings as a reduction of interest expense through the original maturity dates of those agreements. As of June 30, 2021, $0.7 million remained in accumulated other comprehensive loss to be amortized through December 31, 2021.
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
The aggregate U.S. dollar notional amount of forward and option contracts entered into for these purposes during the three-month periods in fiscal years 2022 and 2021 was as follows:

	Three Months Ended June 30,
(in millions of dollars)	2021	2020

Tobacco purchases	$42.0	$30.2
Processing costs	10.2	8.0
Crop input sales	20.8	23.5
Total	$73.0	$61.7

Variations in exchange rates and in the amount and timing of fixed-price orders from customers for their purchases from individual crop years routinely cause variations in the U.S. dollar notional amount of forward contracts entered into from one year to the next. All contracts related to tobacco purchases and crop input sales were designated and qualified as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings as a component of cost of goods sold upon sale of the related tobacco to third-party customers. In fiscal year 2022, only non-deliverable forward contracts were utilized for the sale of 2022 crop year inputs. Premium payments for option contracts entered into for the sale of crop inputs in fiscal year 2021 were expensed into earnings as incurred.
The table below presents the expected timing of when the remaining accumulated other comprehensive gains and losses as of June 30, 2021 for cash flows hedges of tobacco purchases and crop input sales will be recognized in earnings.

Hedging Program	Crop Year	Geographic Location(s)	Fiscal Year Earnings
Tobacco purchases	2022	Brazil	2023
Tobacco purchases	2021	Brazil, Africa	2022
Tobacco purchases	2020	Brazil	2022
Crop input sales	2022	Brazil	2023
Crop input sales	2021	Brazil	2022
Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil.  The total notional amounts of contracts outstanding at June 30, 2021 and 2020, and March 31, 2021, were approximately $16.7 million, $11.8 million, and $16.6 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.
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

	Three Months Ended June 30,
(in thousands of dollars)	2021	2020

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(1,396)	$(3,697)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(2,223)	$(1,838)
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$353	$354
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$8,233	$(1,447)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(516)	$(734)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$668	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil and Africa

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$4,604	$(144)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.
For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil and Africa and the crop input sales in Brazil, a net hedge gain of approximately $7.3 million remained in accumulated other comprehensive loss at June 30, 2021. That balance reflects gains and losses on contracts related to the 2022, 2021, and 2020 Brazil crops, the 2021 Africa crop, and the 2022 and 2021 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through June 30, 2021. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.
Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at June 30, 2021 and 2020, and March 31, 2021:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		June 30, 2021	June 30, 2020	March 31, 2021		June 30, 2021	June 30, 2020	March 31, 2021

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$—	$—	Other long-term liabilities	$24,892	$39,022	$25,719

Foreign currency exchange contracts	Other current assets	5,423	571	1,137	Accounts payable and accrued expenses	2,063	1,390	1,031
Total		$5,423	$571	$1,137		$26,955	$40,412	$26,750

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$3,124	$149	$435	Accounts payable and accrued expenses	$88	$702	$791
Total		$3,124	$149	$435		$88	$702	$791

Substantially all of the Company's foreign exchange derivative instruments are subject to master netting arrangements whereby the right to offset occurs in the event of default by a participating party. The Company has elected to present these contracts on a gross basis in the consolidated balance sheets.

NOTE 12.   FAIR VALUE MEASUREMENTS

Universal measures certain financial and nonfinancial assets and liabilities at fair value based on applicable accounting guidance. The financial assets and liabilities measured at fair value include money market funds, trading securities associated with deferred compensation plans, interest rate swap agreements, forward foreign currency exchange contracts and acquisition-related contingent consideration obligations. The application of the fair value guidance to nonfinancial assets and liabilities primarily includes the determination of fair values for goodwill and long-lived assets when indicators of potential impairment are present.
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

Recurring Fair Value Measurements

At June 30, 2021 and 2020, and at March 31, 2021, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	June 30, 2021
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,992	$—	$—	$—	$1,992
Trading securities associated with deferred compensation plans	—	15,735	—	—	15,735
Interest rate swap agreements	—	—	—	—	—
Foreign currency exchange contracts	—	—	8,547	—	8,547
Total financial assets measured and reported at fair value	$1,992	$15,735	$8,547	$—	$26,274

Liabilities
Acquisition-related contingent consideration obligations - short term	$—	$—	$—	$2,532	$2,532
Interest rate swap agreements	—	—	24,892	—	24,892
Foreign currency exchange contracts	—	—	2,151	—	2,151
Total financial liabilities measured and reported at fair value	$—	$—	$27,043	$2,532	$29,575

	June 30, 2020
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$4,013	$—	$—	$—	$4,013
Trading securities associated with deferred compensation plans	—	13,963	—	—	13,963
Foreign currency exchange contracts	—	—	720	—	720
Total financial assets measured and reported at fair value	$4,013	$13,963	$720	$—	$18,696

Liabilities
Acquisition-related contingent consideration obligations - long term	$—	$—	$—	$2,532	2,532
Interest rate swap agreements	—	—	39,022	—	39,022
Foreign currency exchange contracts	—	—	2,092	—	2,092
Total financial liabilities measured and reported at fair value	$—	$—	$41,114	$2,532	$43,646

	March 31, 2021
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,992	$—	$—	$—	$1,992
Trading securities associated with deferred compensation plans	—	15,735	—	—	15,735
Foreign currency exchange contracts	—	—	1,572	—	1,572
Total financial assets measured and reported at fair value	$1,992	$15,735	$1,572	$—	$19,299

Liabilities
Acquisition-related contingent consideration obligations - long-term	$—	$—	$—	$2,532	$2,532
Interest rate swap agreements	—	—	25,719	—	25,719
Foreign currency exchange contracts	—	—	1,822	—	1,822
Total financial liabilities measured and reported at fair value	$—	$—	$27,541	$2,532	$30,073

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

Acquisition-related contingent consideration obligations

The Company estimates the fair value of acquisition-related contingent consideration obligations by applying an income approach model that utilizes probability-weighted discounted cash flows. The Company acquired FruitSmart, Inc. in fiscal year 2020 and recognized a contingent consideration liability of $6.7 million on the date of acquisition. Each period the Company evaluates the fair value of the acquisition-related contingent consideration obligations. During the year ended March 31, 2021, the evaluation resulted in a reduction of $4.2 million of contingent consideration of the original $6.7 million liability recorded. Significant judgment is applied to this model and therefore the acquisition-related contingent consideration obligation is classified within Level 3 of the fair value hierarchy.

A reconciliation of the change in the balance of the acquisition-related contingent consideration obligation (Level 3) for the three months ended June 30, 2021 and 2020 is provided below.

(in thousands of dollars)	Three Months Ended June 30,
	2021	2020
Balance beginning of year	$2,532	$6,705
Change in fair value of contingent consideration liability	—	(4,173)
Balance at end of period	$2,532	$2,532

Long-term Debt

The following table summarizes the fair and carrying value of the Company’s long-term debt, including the current portion at each of the balance sheet dates June 30, 2021, and 2020 and March 31, 2021:

(in millions of dollars)	June 30, 2021	June 30, 2020	March 31, 2021
Fair market value of long term obligations	$517	$370	$517
Carrying value of long term obligations	$520	$370	$520
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

CIFI

As a result of the wind-down of the CIFI operation, impairments of $0.5 million and $16.1 million of the related long-lived assets were recorded in the three months ended June 30, 2021 and in fiscal year 2021, respectively. The long-lived assets primarily consist of buildings, processing equipment, and other manufacturing related assets. The aggregate fair value and carrying value of those assets following the impairment adjustments was approximately $5 million at June 30, 2021. The fair values of the property, plant and equipment were principally determined using a market-based approach with consideration of the assets fair values to potential third-parties. Significant judgment was required in estimating the amount and timing of the future cash flows associated with the disposition of the assets.

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

NOTE 13.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company sponsors several defined benefit pension plans covering eligible U.S. salaried employees and certain foreign and other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. The Company also sponsors defined benefit plans that provide postretirement health and life insurance benefits for eligible U.S. employees attaining specific age and service levels, although postretirement life insurance is no longer provided for active employees.

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands of dollars)	2021	2020	2021	2020

Service cost	$1,650	$1,541	$47	$48
Interest cost	2,259	2,454	239	287
Expected return on plan assets	(3,385)	(3,677)	(22)	(24)
Net amortization and deferral	976	1,121	(115)	(143)
Net periodic benefit cost	$1,500	$1,439	$149	$168

During the three months ended June 30, 2021, the Company made contributions of approximately $2.5 million to its pension plans. Additional contributions of $3.7 million are expected during the remaining nine months of fiscal year 2022.

NOTE 14.   STOCK-BASED COMPENSATION

Universal’s shareholders have approved the Executive Stock Plan (“Plan”) under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”), stock appreciation rights, incentive stock options, and non-qualified stock options. The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly-scheduled meeting of the Compensation Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year. The Compensation Committee administers the Company’s Plan consistently, following previously defined guidelines. In recent years, the Compensation Committee has awarded only grants of RSUs and PSUs. Awards of restricted stock, RSUs, and PSUs are currently outstanding under the Plan.
The RSUs granted to employees vest either three or five years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSUs vest at the end of a performance period of three years that begins with the year of the grant, are paid out in shares of common stock shortly after the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSU grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. The Company’s outside directors receive RSUs following the annual meeting of shareholders. RSUs awarded to outside directors vest in one or three years from the grant date. Restricted shares vest upon the individual’s retirement from service as a director.

During the three-month periods ended June 30, 2021 and 2020, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Three Months Ended June 30,
(in thousands, except share fair value)	2021	2020

RSUs:
Number granted	58,160	63,050
Grant date fair value	$57.41	$43.66

PSUs:
Number granted	48,650	63,050
Grant date fair value	$47.95	$34.33

Fair value expense for restricted stock units is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSUs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For the three-month periods ended June 30, 2021 and 2020, the Company recorded total stock-based compensation expense of approximately $3.0 million and $2.6 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $3.1 million during the remaining nine months of fiscal year 2022.

NOTE 15. OPERATING SEGMENTS

As a result of recent acquisitions of plant-based ingredients companies, during the three months ended December 31, 2020 management evaluated the Company’s global business activities, including product and service offerings to its customers, as well as senior management’s operational and financial responsibilities. This assessment included an analysis of how its chief operating decision maker measures business performance and allocates resources. As a result of this analysis, senior management determined the Company conducts operations across two reportable operating segments, Tobacco Operations and Ingredients Operations.
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
The Ingredients Operations segment provides its customers with a broad variety of plant-based ingredients for both human and pet consumption. The Ingredients Operations segment utilizes a variety of value-added manufacturing processes converting raw materials into a wide spectrum of fruit and vegetable juices, concentrates, and dehydrated products. Customers for the Ingredients Operations segment include large multinational food and beverage companies, as well as smaller independent entities. FruitSmart, Silva, and CIFI are the primary operations for the Ingredients Operations segment. FruitSmart manufactures fruit and vegetable juices, purees, concentrates, essences, fibers, seeds, seed oils, and seed powders. Silva is primarily a dehydrated product manufacturer of fruit and vegetable based flakes, dices, granules, powders, and blends. In fiscal year 2021, the Company announced the wind-down of CIFI, a greenfield operation that primarily manufactured both dehydrated and liquid sweet potato products.
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

	Three Months Ended June 30,
(in thousands of dollars)	2021	2020

SALES AND OTHER OPERATING REVENUES
Tobacco Operations	$293,843	$298,373
Ingredients Operations	56,186	17,438
Consolidated sales and other operating revenues	$350,029	$315,811

OPERATING INCOME
Tobacco Operations	$8,889	$5,049
Ingredients Operations	4,349	(701)
Segment operating income	13,238	4,348
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (1)	(609)	7
Restructuring and impairment costs (2)	(2,024)	—
Add: Other income (loss)(3)	—	4,173
Consolidated operating income	$10,605	$8,528

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
(3)Other income represents the reversal of a portion of the contingent consideration liability associated with the acquisition of FruitSmart. See Note 12 for additional information.

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(in thousands of dollars)	2021	2020
Foreign currency translation:
Balance at beginning of year	$(35,135)	$(42,923)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	1,719	2,303
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	(29)	(156)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,690	2,147
Balance at end of period	$(33,445)	$(40,776)

Foreign currency hedge:
Balance at beginning of year	$(414)	$(12,226)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(1,566) and $255)	5,698	(601)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(108) and $(152)) (1)	284	560
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	5,982	(41)
Balance at end of period	$5,568	$(12,267)

Interest rate hedge:
Balance at beginning of year	$(19,480)	$(27,402)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $293 and $776)	(1,103)	(2,921)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(392) and $(312)) (2)	1,477	1,172
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	374	(1,749)
Balance at end of period	$(19,106)	$(29,151)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(52,008)	$(69,046)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $(175) and $(193))(3)	759	108
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	759	108
Balance at end of period	$(51,249)	$(68,938)

Total accumulated other comprehensive loss at end of period	$(98,232)	$(151,132)
(1)     Gain (loss) on foreign currency cash flow hedges related to forecast purchases of tobacco and crop input sales is reclassified from accumulated other comprehensive income (loss) to cost of goods sold when the tobacco is sold to customers. See Note 11 for additional information.
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

NOTE 17. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,307,299	$41,126	$1,348,425	$1,246,665	$42,619	$1,289,284

Changes in common stock
Accrual of stock-based compensation	2,966	—	2,966	2,633	—	2,633
Withholding of shares from stock-based compensation for grantee income taxes	(2,432)	—	(2,432)	(1,930)	—	(1,930)
Dividend equivalents on RSUs	264	—	264	244	—	244

Changes in retained earnings
Net income	6,357	(2,445)	3,912	7,274	(374)	6,900
Cash dividends declared
Common stock	(19,170)	—	(19,170)	(18,863)	—	(18,863)
Dividend equivalents on RSUs	(264)	—	(264)	(244)	—	(244)

Other comprehensive income (loss)	8,805	29	8,834	465	(156)	309

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(980)	(980)	—	—	—
Balance at end of period	$1,303,825	$37,730	$1,341,555	$1,236,244	$42,089	$1,278,333

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the terms “we,” “our,” “us” or “Universal” or the “Company” refer to Universal Corporation together with its subsidiaries. This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: impacts of the ongoing COVID-19 pandemic; success in pursuing strategic investments or acquisitions and integration of new businesses and the impact of these new businesses on future results; product purchased not meeting quality and quantity requirements; reliance on a few large customers; our ability to maintain effective information systems and safeguard confidential information; anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; impacts of regulation and litigation on our customers; industry-specific risks related to our plant-based ingredient businesses; exposure to certain regulatory and financial risks related to climate change; changes in estimates and assumptions underlying our critical accounting policies; the promulgation and adoption of new accounting standards; new government regulations and interpretation of existing standards and regulations; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

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

Overview

Results for our Tobacco Operations segment improved on higher African carryover tobacco shipments and a favorable tobacco product mix in the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Our Ingredients Operations segment, which includes our October 2020 acquisition of Silva International, Inc. (“Silva”), delivered very strong performance in the three months ended June 30, 2021.

We are beginning to see the positive outcome from our capital allocation strategy, which we put in place in May 2018 with the goal of ensuring that we are well positioned for the future. Investments in our tobacco business have enabled us to expand the supply chain services we provide our customers and to create footprint rationalization efficiencies, and we are seeing the returns from those investments in our results. Our plant-based ingredients platform is coming together nicely; we continue to believe we are on track for our ingredients businesses to meet our previously announced goal of representing 10% to 20% of our results in fiscal year 2022. We are excited about the performance of our investments thus far and will continue to seek prudent, strategic opportunities to enhance our businesses and return value to our shareholders.

Our tobacco and plant-based ingredients businesses are both currently performing according to our plans. Like other industries, we are seeing some logistical constraints around the world with regard to vessel and container availability stemming from the ongoing COVID-19 pandemic; however at this time, we do not know what significance such constraints may have on shipment timing or our results. We are continuing to monitor these and other pandemic-related conditions which affect our operations.

As part of our ongoing efforts to set high standards of social and environmental performance to support a sustainable supply chain, we have developed targets to reduce greenhouse gas emissions which are consistent with the levels required to meet the goals of the Paris Agreement – limiting global warming to well-below 2°C above pre-industrial levels. Our targets were recently approved by the Science Based Targets initiative (SBTi), and reflect our commitment to reduce our global greenhouse gas emissions by 30% by 2030.

FINANCIAL HIGHLIGHTS
	Three Months Ended June 30,		Change
(in millions of dollars, except per share data)	2021	2020	$	%

Consolidated Results
Sales and other operating revenue	$350.0	$315.8	$34.2	11%
Cost of goods sold	$287.6	$262.0	$25.5	10%
Gross Profit Margin	17.8%	17.0%		80 bps
Selling, general and administrative expenses	$49.8	$49.4	$0.4	1%
Restructuring and impairment costs	$2.0	$—	$2.0	(100)%
Operating income (as reported)	$10.6	$8.5	$2.1	24%
Adjusted operating income (non-GAAP)*	$12.6	$4.4	$8.3	190%
Diluted earnings per share (as reported)	$0.26	$0.29	$(0.03)	(10)%
Adjusted diluted earnings per share (non-GAAP)*	$0.30	$0.02	$0.28	1400%
Segment Results
Tobacco operations sales and other operating revenues	$293.8	$298.4	$(4.5)	(2)%
Tobacco operations operating income	$8.9	$5.0	$3.8	76%
Ingredients operations sales and other operating revenues	$56.2	$17.4	$38.7	222%
Ingredient operations operating income	$4.3	$(0.7)	$5.1	720%
*See Reconciliation of Certain Non-GAAP Financial Measures in Other Items below.

Net income for the quarter ended June 30, 2021, was $6.4 million, or $0.26 per diluted share, compared with $7.3 million, or $0.29 per diluted share, for the quarter ended June 30, 2020. Excluding restructuring and impairment costs and certain other non-recurring items, detailed in Other Items below, net income and diluted earnings per share increased by $6.8 million and $0.28, respectively, for the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020. Operating income of $10.6 million for the quarter ended June 30, 2021, increased by $2.1 million, compared to operating income of $8.5 million for the quarter ended June 30, 2020. Adjusted operating income, detailed in Other Items below, of $12.6 million increased by $8.3 million for the first quarter of fiscal year 2022, compared to adjusted operating income of $4.4 million for the first quarter of fiscal year 2021.

Consolidated revenues increased by $34.2 million to $350.0 million for the three months ended June 30, 2021, compared to the same period in fiscal year 2021, on the addition of the business acquired in October 2020 in the Ingredients Operations segment, offset in part by modestly lower comparative leaf tobacco sales volumes.

Tobacco Operations

The first fiscal quarter is historically a slow quarter for our tobacco businesses. Operating income for the Tobacco Operations segment increased by $3.8 million to $8.9 million for the quarter ended June 30, 2021, compared with the quarter ended June 30, 2020. Although tobacco sales volumes were down modestly, Tobacco Operations segment results improved on carryover shipments, product mix, and increased supply chain services to customers in the quarter ended June 30, 2021, compared to the same quarter in the prior fiscal year. Carryover crop shipments were higher in Africa in the quarter ended June 30, 2021, compared to the same quarter in the prior fiscal year, in part due to some shipments that were delayed from fiscal year 2021. Brazil experienced an improved product mix on lower volumes in the quarter ended June 30, 2021, compared to the quarter ended June 30, 2020, when high volumes of lower margin carryover crops shipped. Carryover tobacco crop shipments were lower and product mix was less favorable in Asia in the first quarter of fiscal year 2022, compared to the same quarter in fiscal year 2021. In the first quarter of fiscal year 2022, we also provided increased supply chain services to customers for wrapper tobacco, compared to the same quarter in the prior fiscal year. Selling, general, and administrative expenses for the Tobacco Operations segment were lower in the quarter ended June 30, 2021, compared to June 30, 2020, primarily on higher recoveries of value-added taxes and advances to suppliers. Revenues for the Tobacco Operations segment of $293.8 million for the quarter ended June 30, 2021, were down $4.5 million, compared to the same period in the prior fiscal year, on modestly lower tobacco sales volumes.

Ingredients Operations

Operating income for the Ingredients Operations segment was $4.3 million for the quarter ended June 30, 2021, compared to an operating loss of $0.7 million for the quarter ended June 30, 2020. Results for the segment improved year-over-year on the inclusion of the October 2020 Silva acquisition. For the quarter ended June 30, 2021, our Ingredients Operations saw strong volumes in both human and pet food categories as well as some rebound in demand from sectors that have been suffering during the ongoing COVID-19 pandemic. Selling, general, and administrative expenses increased in the quarter ended June 30, 2021, compared to the same quarter in the prior fiscal year, on the addition of the acquired business. Revenues for the Ingredients Operations segment of $56.2 million for the quarter ended June 30, 2021, were up $38.7 million compared to the quarter ended June 30, 2020, primarily on the addition of the revenues for the acquired business.

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

We continue to work with our suppliers to mitigate the impacts to our supply chain due to the ongoing pandemic. To date, we have not experienced a material impact to our supply chain, although the ongoing COVID-19 pandemic resulted in delays in certain operations during fiscal year 2021. In addition, our plant-based ingredients platform has seen some shifts in product mix due to the ongoing COVID-19 pandemic related to changes in customer demand. Since March 2020, we have at times also experienced increased volatility in foreign currency exchange rates, which we believe is in part related to the continued uncertainties from COVID-19, as well as actions taken by governments and central banks in response to COVID-19. We are currently seeing and monitoring some logistical constraints around worldwide vessel and container availability stemming from the ongoing COVID-19 pandemic.

We believe we currently have sufficient liquidity to meet our current obligations and our business operations remain fundamentally unchanged other than shipping delays, which could continue to impact quarterly comparisons. This is, however, a rapidly evolving situation, and we cannot predict the extent, resurgence, or duration of the ongoing COVID-19 pandemic, the effects of it on the global, national or local economy, including the impacts on our ability to access capital, or its effects on our business, financial position, results of operations, and cash flows. We continue to monitor developments affecting our employees, customers and operations. We will take additional steps and reevaluate current protocols to address the spread of COVID-19 and its impacts, as necessary, and remain thankful for the hard work of our employees and the continued support of our customers, growers, and other partners during these challenging times.

Other Items

Cost of goods sold in the quarter ended June 30, 2021, increased by 10% to $287.6 million, compared with the same period in the prior fiscal year, as a result of the acquisition of the business in the Ingredients Operations segment, offset in part by variances in tobacco sales volumes and product mix. Selling, general, and administrative costs for the quarter ended June 30, 2021, increased by $0.4 million to $49.8 million, compared to the same period in the prior fiscal year, as additional costs from the business acquisition in the Ingredients Operations segment were largely offset by lower costs in the Tobacco Operations segment primarily on higher recoveries of value-added taxes and advances to suppliers. Interest expense for the quarter ended June 30, 2021, decreased by $0.6 million to $6.2 million as increased costs from higher debt balances were more than offset in comparison to the quarter ended June 30, 2020, which included a non-recurring interest expense item of $1.8 million associated with the settlement of an uncertain tax matter at a foreign subsidiary.

For the three months ended June 30, 2021, the Company’s effective tax rate on pre-tax income was 23.7%. For the three months ended June 30, 2020, the Company reported a net tax benefit on pretax earnings of $5.0 million, mainly due to a $4.4 million benefit for final tax regulations issued in the quarter regarding the treatment of dividends paid by foreign subsidiaries. Without this benefit, income taxes for the quarter ended June 30, 2020, would have been a benefit of approximately $0.6 million.

Reconciliation of Certain Non-GAAP Financial Measures

The following tables set forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Three Months Ended June 30,
(in thousands)	2021	2020
As Reported: Consolidated operating income	$10,605	$8,528
Restructuring and impairment costs(1)	2,024	—
Fair value adjustment to contingent consideration for FruitSmart acquisition(2)	—	(4,173)
Adjusted operating income	$12,629	$4,355

Adjusted Net Income and Diluted Earnings Per Share
(in thousands and reported net of income taxes)	Three Months Ended June 30,
	2021	2020
As Reported: Net income available to Universal Corporation	$6,357	$7,274
Restructuring and impairment costs(1)	1,005	—
Fair value adjustment to contingent consideration for FruitSmart acquisition(2)	—	(4,173)
Interest expense related to an uncertain tax matter at a foreign subsidiary	—	1,849
Income tax benefit on dividends paid from foreign subsidiaries(3)	—	(4,421)
Adjusted net income available to Universal Corporation	$7,362	$529

As reported: Diluted earnings per share	$0.26	$0.29
As adjusted: Diluted earnings per share	$0.30	$0.02
(1)Restructuring and impairment costs are included in consolidated operating income in the consolidated statements of income, but excluded for purposes of Adjusted operating income, Adjusted net income available to Universal Corporation, and Adjusted diluted earnings per share. See Note 4 for additional information.
(2)The Company reversed a portion of the contingent consideration liability for the FruitSmart acquisition, as a result of certain performance metrics that did not meet the required threshold stipulated in the purchase agreement.
(3)The Company recognized an income tax benefit for final U.S. tax regulations on certain dividends paid by foreign subsidiaries in a prior fiscal year.

Liquidity and Capital Resources

Overview

Our first fiscal quarter is usually a period of significant working capital investment in both Africa and South America as tobacco crops are delivered by farmers. We funded our working capital needs in the quarter ended June 30, 2021, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. We expect tobacco crop shipments to be weighted to the second half of the fiscal year.

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

To date, COVID-19 has not had a significant impact on our operations, and we currently anticipate our current cash balances, cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements for at least the next twelve months. This is, however, a rapidly evolving situation, and we cannot predict the extent, resurgence, or duration of the ongoing COVID-19 pandemic, the effects of it on the global, national or local economy, including the impacts on our ability to access capital, or its effects on our business, financial position, results of operations, and cash flows. We continue to monitor developments affecting our employees, customers and operations.

Operating Activities

We used $120.9 million in net cash flows from our operations during the quarter ended June 30, 2021, compared to generating $0.1 million from our operations in the quarter ended June 30, 2020. Our working capital needs to fund our operations in the quarter ended June 30, 2021, were higher, compared to the quarter ended June 30, 2020, on the tobacco shipment and purchase timing as well as our acquisition of Silva in October 2020. Crop purchase timing was slower in the quarter ended June 30, 2020, in part due to COVID-19 working restrictions. Tobacco inventory levels increased by $233.7 million from March 31, 2021 levels to $874.4 million at June 30, 2021, on seasonal leaf purchases. Tobacco inventory levels were $15.4 million above June 30, 2020 levels, mainly due to tobacco shipment timing. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with tobacco farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At June 30, 2021, our uncommitted tobacco inventories were $158.6 million, or about 18% of total tobacco inventory, compared to $139.2 million, or about 22% of our March 31, 2021 tobacco inventory, and $176.3 million, or about 21% of our June 30, 2020 tobacco inventory. While we target committed inventory levels of 80% or more of total tobacco inventory, the level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Our balance sheet accounts reflected seasonal patterns in the quarter ended June 30, 2021, on deliveries of crops by farmers in both South America and Africa. Cash and cash equivalent balances and accounts receivable decreased by $112.5 million and $87.6 million, respectively, from March 31, 2021 levels, as we used cash, including collections on receivables, to fund seasonal working capital needs. Advances to suppliers were $70.4 million at June 30, 2021, a reduction of $51.2 million from March 31, 2021 as tobacco crops were delivered in payment on some of those balances, net of new advances on current tobacco crops. Notes payable and overdrafts was up $52.0 million from March 31, 2021 levels, on seasonal increases.

Accounts receivable and accounts receivable—unconsolidated affiliates were both up $57.7 million and $19.2 million, respectively for the quarter ended June 30, 2021, compared to the same quarter in the prior fiscal year, on the timing of crop purchases and shipments. Inventories—Other were also up in the quarter ended June 30 2021, compared to the quarter ended June 30, 2020, on our acquisition of Silva.

Investing Activities

Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities for our plant-based ingredients platform that utilize our assets and capabilities; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return as well as leverage our assets and expertise or enhance our farmer base. Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the quarters ended June 30, 2021 and 2020, we invested about $14.4 million and $8.4 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $9.7 million and $9.3 million for the three months ended June 30, 2021 and 2020, respectively. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. We currently expect to spend approximately $35 to $45 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.

Our Board of Directors approved our current share repurchase program in November 2020. The program authorizes the purchase of up to $100 million of our common stock through November 15, 2022. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended June 30, 2021, we did not purchase any shares of common stock. As of June 30, 2021, approximately 24.6 million shares of our common stock were outstanding and our available authorization under our current share repurchase program was $100 million.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization was approximately 31% at June 30, 2021, up from the June 30, 2020 level of approximately 23%, largely on higher debt balances due in part to the Silva acquisition in October 2020 as well as higher working capital requirements, and up from the March 31, 2021 level of approximately 25%. As of June 30, 2021, we had $84.7 million in cash and cash equivalents, our short-term debt totaled $153.3 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of June 30, 2021, we had $405 million available under a committed revolving credit facility that will mature in December 2023, and we had about $138 million in unused, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration statement that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing until fiscal year 2024. Our seasonal working capital requirements for our tobacco business typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At June 30, 2021, the fair value of our outstanding interest rate swap agreements was a liability of about $24.9 million, and the notional amount swapped was $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on a portion of our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecasted purchases of tobacco, related processing costs, and crop input sales in Brazil, as well as our net monetary balance sheet exposures in local currency there. We generally account for our hedges of forecasted tobacco purchases as cash flow hedges. At June 30, 2021, the fair value of our open hedges was a net asset of about $3.4 million.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding the portion of our bank term loans that have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $303 million at June 30, 2021. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $3.0 million, that amount would be at least partially mitigated by changes in charges to customers.

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

We have excluded Silva International, Inc. ("Silva"), our wholly-owned subsidiary we acquired on October 1, 2020, which is included in our Consolidated Financial Statements, from our assessment of internal control over financial reporting as of June 30, 2021. Silva represented 8% of consolidated total assets as of June 30, 2021 and 9% of consolidated sales and other operating revenues for the three months ending June 30, 2021. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2021 (the "2021 Annual Report on Form 10-K"). In evaluating our risks, readers should carefully consider the risk factors discussed in our 2021 Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended June 30, 2021:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1-30, 2021	—	$—	—	$100,000,000
May 1-31, 2021	—	—	—	100,000,000
June 1-30, 2021	—	—	—	100,000,000
Total	—	$—	—	$100,000,000
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

 ITEM 6.   EXHIBITS

10.1	Form of Universal Corporation 2021 Performance Stock Units Award Agreement*

10.2	Form of Universal Corporation 2021 Restricted Stock Units Award Agreement*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (submitted electronically herewith).*

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

Date:	August 4, 2021	UNIVERSAL CORPORATION
(Registrant)

/s/ Johan C. Kroner
Johan C. Kroner, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott J. Bleicher
Scott J. Bleicher, Vice President and Controller
(Principal Accounting Officer)