Form 10-Q
period 2021-09-30
UNIVERSAL CORP /VA/
filed 2021-11-03
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2021, the total number of shares of common stock outstanding was 24,607,384.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$453,955	$377,025	$803,984	$692,836
Costs and expenses
Cost of goods sold	361,272	308,267	648,828	570,313
Selling, general and administrative expenses	65,402	52,407	115,246	101,817
Other income	(2,532)	—	(2,532)	(4,173)
Restructuring and impairment costs	—	—	2,024	—
Operating income	29,813	16,351	40,418	24,879
Equity in pretax earnings (loss) of unconsolidated affiliates	2,363	590	2,972	583
Other non-operating income (expense)	54	(20)	102	(38)
Interest income	517	101	590	260
Interest expense	7,130	5,595	13,338	12,405
Income before income taxes and other items	25,617	11,427	30,744	13,279
Income taxes	3,862	3,178	5,077	(1,870)
Net income	21,755	8,249	25,667	15,149
Less: net loss (income) attributable to noncontrolling interests in subsidiaries	(2,245)	(747)	200	(373)
Net income attributable to Universal Corporation	$19,510	$7,502	$25,867	$14,776

Earnings per share:
Basic	$0.79	$0.30	$1.05	$0.60
Diluted	$0.78	$0.30	$1.04	$0.60

Weighted average common shares outstanding:
Basic	24,776,930	24,658,895	24,745,827	24,630,886
Diluted	24,916,346	24,770,421	24,894,366	24,737,134

Total comprehensive income, net of income taxes	$13,669	$22,060	$26,415	$29,269
Less: comprehensive (income) loss attributable to noncontrolling interests	(2,060)	(982)	356	(452)
Comprehensive income (loss) attributable to Universal Corporation	$11,609	$21,078	$26,771	$28,817

Dividends declared per common share	$0.78	$0.77	$1.56	$1.54

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2021	2020	2021
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$100,682	$57,084	$197,221
Accounts receivable, net	297,442	329,332	367,482
Advances to suppliers, net	82,192	65,643	121,618
Accounts receivable—unconsolidated affiliates	63,112	47,807	584
Inventories—at lower of cost or net realizable value:
Tobacco	854,331	888,213	640,653
Other	161,001	116,299	145,965
Prepaid income taxes	23,112	20,712	15,029
Other current assets	76,050	69,564	66,806
Total current assets	1,657,922	1,594,654	1,555,358

Property, plant and equipment
Land	22,502	21,515	22,400
Buildings	289,939	259,875	284,430
Machinery and equipment	653,789	657,435	658,826
	966,230	938,825	965,656
Less accumulated depreciation	(630,766)	(617,553)	(616,146)
	335,464	321,272	349,510
Other assets
Operating lease right-of-use assets	33,790	35,665	31,230
Goodwill, net	172,964	126,910	173,051
Other intangibles, net	67,510	16,309	72,304
Investments in unconsolidated affiliates	84,517	82,628	84,218
Deferred income taxes	17,193	22,615	12,149
Pension asset	13,381	—	11,950
Other noncurrent assets	43,057	42,239	52,154
	432,412	326,366	437,056

Total assets	$2,425,798	$2,242,292	$2,341,924

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2021	2020	2021
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$184,982	$235,413	$101,294
Accounts payable and accrued expenses	157,082	133,034	139,484
Accounts payable—unconsolidated affiliates	2,414	117	1,282
Customer advances and deposits	25,219	8,049	8,765
Accrued compensation	19,591	19,499	29,918
Income taxes payable	1,136	2,947	4,516
Current portion of operating lease liabilities	8,985	9,105	7,898
Current portion of long-term debt	—	—	—
Total current liabilities	399,409	408,164	293,157

Long-term debt	518,422	368,894	518,172
Pensions and other postretirement benefits	54,598	64,947	57,637
Long-term operating lease liabilities	22,530	22,813	19,725
Other long-term liabilities	55,174	72,657	59,814
Deferred income taxes	42,239	25,941	44,994
Total liabilities	1,092,372	963,416	993,499

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,607,384 shares issued and outstanding at September 30, 2021 (24,514,867 at September 30, 2020 and 24,514,867 at March 31, 2021)	328,836	323,761	326,673
Retained earnings	1,074,629	1,053,295	1,087,663
Accumulated other comprehensive loss	(106,133)	(137,556)	(107,037)
Total Universal Corporation shareholders' equity	1,297,332	1,239,500	1,307,299
Noncontrolling interests in subsidiaries	36,094	39,376	41,126
Total shareholders' equity	1,333,426	1,278,876	1,348,425

Total liabilities and shareholders' equity	$2,425,798	$2,242,292	$2,341,924

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Six Months Ended September 30,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,667	$15,149
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	25,096	20,381
Net provision for losses (recoveries) on advances to suppliers	(44)	348
Foreign currency remeasurement (gain) loss, net	6,955	(5,105)
Foreign currency exchange contracts	2,486	(8,169)
Restructuring and impairment costs	2,024	—
Restructuring payments	(3,203)	(2,937)
Change in estimated fair value of contingent consideration for FruitSmart acquisition	(2,532)	(4,173)
Other, net	(4,916)	3,049
Changes in operating assets and liabilities, net	(172,304)	(168,502)
Net cash provided (used) by operating activities	(120,771)	(149,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(18,645)	(22,751)
Proceeds from sale of property, plant and equipment	6,767	1,780
Net cash used by investing activities	(11,878)	(20,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	82,250	162,646
Dividends paid to noncontrolling interests	(4,676)	(3,695)
Dividends paid on common stock	(38,047)	(37,424)
Other	(2,996)	(1,949)
Net cash provided (used) by financing activities	36,531	119,578

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(421)	1,006
Net decrease in cash, restricted cash and cash equivalents	(96,539)	(50,346)
Cash, restricted cash and cash equivalents at beginning of year	203,221	107,430

Cash, restricted cash and cash equivalents at end of period	$106,682	$57,084

Supplemental Information:
Cash and cash equivalents	$100,682	$57,084
Restricted cash (Other noncurrent assets)	6,000	—
Total cash, restricted cash and cash equivalents	$106,682	$57,084

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

    The extent to which the ongoing COVID-19 pandemic will impact the Company's financial condition, results of operations and demand for its products and services will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing geographic spread and mutations of COVID-19, the severity of the pandemic, the duration of the COVID-19 outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the COVID-19 pandemic and the impact on the U.S. and the global economies, markets and supply chains. At September 30, 2021, it is not possible to predict the overall impact of the ongoing COVID-19 pandemic on the Company's business, financial condition, results of operations and demand for its products and services.

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

The Company continues to employ one of Silva's selling shareholders and as stipulated in the Silva purchase agreement has transferred $6 million to a third-party escrow account that may ultimately be earned by the selling shareholder upon completion of a post-combination service period. Since the compensation agreement for the selling shareholder who remains employed with the Company includes a post-combination service period, the Company has excluded the entire $6 million in the purchase price to be allocated. The $6 million in escrow is recognized as restricted cash in other noncurrent assets on the consolidated balance sheet at September 30, 2021. The contingent consideration arrangement for the selling shareholder includes a post-combination service requirement and forfeitable payment provisions, therefore under ASC Topic 805, "Business Combinations," must be treated as compensation expense. This expense is being recognized ratably over the requisite service period in selling, general, and administrative expense on the consolidated statements of income.
The following table summarizes the final purchase price allocation of the assets acquired and liabilities assumed on October 1, 2020.

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
Tobacco Operations
In the six months ended September 30, 2021, the Company incurred and paid $1.5 million of termination costs associated with restructuring of tobacco processing and administrative operations in Africa.
Ingredients Operations
In the six months ended September 30, 2021, the Company incurred $0.5 million of impairment costs on property, plant, and equipment associated with the wind-down of the Carolina Innovative Food Ingredients, Inc. ("CIFI") operations that was announced in fiscal year 2021.
There were zero restructuring and impairment costs incurred for the three and six months ended September 30, 2020.

NOTE 5.  REVENUE FROM CONTRACTS WITH CUSTOMERS

The majority of the Company’s consolidated revenue consists of sales of processed leaf tobacco to customers. The Company also earns revenue from processing leaf tobacco owned by customers and from various other services provided to customers. Additionally, the Company has fruit and vegetable processing operations that provide customers with a range of food ingredient products. Payment terms with customers vary depending on customer creditworthiness, product types, services provided, and other factors. Contract durations and payment terms for all revenue categories generally do not exceed one year. Therefore, the Company has applied a practical expedient to not adjust the transaction price for the effects of financing components, as the Company expects that the period from the time the revenue for a transaction is recognized to the time the customer pays for the related good or service transferred will be one year or less. Below is a description of the major revenue-generating categories from contracts with customers.
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

Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2021	2020	2021	2020

Tobacco sales	$370,702	$334,545	$640,966	$609,687
Ingredient sales	52,517	19,127	104,405	35,483
Processing revenue	16,048	12,474	32,744	28,774
Other sales and revenue from contracts with customers	13,980	10,202	24,745	17,804
Total revenue from contracts with customers	453,247	376,348	802,860	691,748
Other operating sales and revenues	708	677	1,124	1,088
Consolidated sales and other operating revenues	$453,955	$377,025	$803,984	$692,836

    Other operating sales and revenues consists principally of interest on advances to suppliers.

NOTE 6. OTHER CONTINGENT LIABILITIES AND OTHER MATTERS

Other Contingent Liabilities

Other Contingent Liabilities (Letters of credit)
The Company had other contingent liabilities totaling approximately $1 million at September 30, 2021, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $9 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $10 million. Those amounts are based on the exchange rate for the Brazilian currency at September 30, 2021. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of September 30, 2021, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $9 million (at the September 30, 2021 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $9 million remaining assessment with interest, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at September 30, 2021.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods, reflecting a substantial reduction from the original assessment. In fiscal year 2020, the Parana tax authorities acknowledged the statute of limitations related to claims prior to December 2010 had expired and reduced the assessment to $3 million (at the September 30, 2021 exchange rate). Notwithstanding the reduced assessment, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $3 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at September 30, 2021.
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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $98 million at September 30, 2021, $81 million at September 30, 2020, and $144 million at March 31, 2021. The related valuation allowances totaled $14 million at September 30, 2021, $14 million at September 30, 2020, and $18 million at March 31, 2021, and were estimated based on the Company’s historical loss information and crop projections. The allowances were reduced by net recoveries of approximately $44 thousand and increased by net provisions of approximately $0.3 million in the six-month periods ended September 30, 2021 and 2020, respectively. These net recoveries and provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of VAT on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At September 30, 2021, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $55 million ($51 million at September 30, 2020, and $49 million at March 31, 2021), and the related valuation allowances totaled approximately $20 million ($18 million at September 30, 2020, and $19 million at March 31, 2021). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

Long-Term Debt

In December 2020, the Company repaid $150 million of revolving credit borrowings used to finance the purchase of Silva with term loans under its existing senior unsecured bank credit facility. The Company increased the borrowings of the senior unsecured five-year and seven-year term loans by $75 million each. At September 30, 2021, the five-year term loan maturing December 2023 and the seven-year term loan maturing December 2025 had outstanding borrowings of $225 million and $295 million, respectively. Under the senior unsecured bank credit facility, the additional $150 million of terms loans bear interest at variable rates plus a margin based on the Company's credit metrics and interest payments remained unhedged at September 30, 2021. The Company maintains receive-floating/pay-fixed interest rates swap agreements for a portion of the outstanding five and seven-year term loans. See Note 11 for additional information on outstanding interest rate swap agreements.

Shelf Registration and Stock Repurchase Plan

In November 2020, the Company filed an undenominated automatic universal shelf registration statement with the U.S. Securities and Exchange Commission to provide for the future issuance of an undefined amount of securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.

A stock repurchase plan, which was authorized by the Company's Board of Directors, became effective and was publicly announced on November 5, 2020. This stock repurchase plan authorizes the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions through November 15, 2022 or when funds for the program have been exhausted, subject to market conditions and other factors. The program had $100 million of remaining capacity for repurchases of common and/or preferred stock at September 30, 2021.

NOTE 7.   EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$19,510	$7,502	$25,867	$14,776

Denominator for basic earnings per share
Weighted average shares outstanding	24,776,930	24,658,895	24,745,827	24,630,886

Basic earnings per share	$0.79	$0.30	$1.05	$0.60

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$19,510	$7,502	$25,867	$14,776

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,776,930	24,658,895	24,745,827	24,630,886
Effect of dilutive securities
Employee and outside director share-based awards	139,416	111,526	148,539	106,248
Denominator for diluted earnings per share	24,916,346	24,770,421	24,894,366	24,737,134

Diluted earnings per share	$0.78	$0.30	$1.04	$0.60

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
    The consolidated effective income tax rate for the three months and six months ended September 30, 2021 was 15.1% and 16.5%, respectively. The consolidated effective income tax rate for the three and six months ended September 30, 2021 was affected by a $1.7 million benefit related to a final tax law ruling at a foreign subsidiary. Without this item, the consolidated effective income tax rate for the three and six months ended September 30, 2021 would have been approximately 21.7% and 22.0%, respectively.
    The Company's consolidated effective income tax rate for the three and six months ended September 30, 2020 was 27.8% and a benefit of 14.1%, respectively. The consolidated income tax rate for the six months ended September 30, 2020 was affected by a $4.4 million net tax benefit for final U.S. tax regulations issued for hybrid dividends paid by foreign subsidiaries. Without this discrete item for the final U.S. tax regulations, the consolidated effective income tax rate for the six months ended September 30, 2020 would have been approximately 19.2%. Additionally, for the six months ended September 30, 2020 the Company recognized $1.8 million of interest expense related to a settlement of an uncertain tax position at foreign subsidiary.

NOTE 9.   GOODWILL AND OTHER INTANGIBLES
The Company's changes in goodwill at September 30, 2021 and 2020 consisted of the following:

(in thousands of dollars)	Six Months Ended September 30,
	2021	2020
Balance at beginning of fiscal year	$173,051	$126,826
Foreign currency translation adjustment	(87)	84
Balance at end of period	$172,964	$126,910

The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at September 30, 2021 and 2020 and at March 31, 2021:

(in thousands, except useful life)				September 30, 2021
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships(1)	11	—	13	$62,500	$(6,097)	$56,403
Trade names(1)		5		11,100	(2,715)	8,385
Developed technology(1)		3		4,800	(2,800)	2,000
Noncompetition agreements(1)		5		1,000	(350)	650
Other		5		764	(692)	72
Total intangible assets				$80,164	$(12,654)	$67,510

		September 30, 2020
	Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	13	$9,500	$(548)	$8,952
Trade names	5	3,300	$(495)	2,805
Developed technology	3	4,800	$(1,200)	3,600
Noncompetition agreements	5	1,000	$(150)	850
Other	5	762	$(660)	102
Total intangible assets		$19,362	$(3,053)	$16,309

				March 31, 2021
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships(1)	11	—	13	$62,500	$(3,323)	$59,177
Trade names(1)		5		11,100	(1,605)	9,495
Developed technology(1)		3		4,800	(2,000)	2,800
Noncompetition agreements(1)		5		1,000	(250)	750
Other		5		760	(678)	82
Total intangible assets				$80,160	$(7,856)	$72,304
(1)On October 1, 2020 the Company acquired 100% of the capital stock of Silva for approximately $164.0 million in cash and $5.9 million of working capital on-hand at the date of acquisition. The Silva acquisition resulted in $60.8 million of intangibles. See Note 3 for additional information.
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life as noted above.
The Company's amortization expense for intangible assets for the three and six months ended September 30, 2021 and 2020 was:

(in thousands of dollars)	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Amortization Expense	$2,853	$809	$5,256	$1,617

Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated income statements of income. The amortization expense for other intangible assets is recorded in selling, general, and administrative expenses in the consolidated statements of income.
As of September 30, 2021, the expected future amortization expense for intangible assets is as follows:

Fiscal Year (in thousands of dollars)
2022 (excluding the six months ended September 30, 2021)	$4,822
2023	9,204
2024	7,969
2025	8,534
2026 and thereafter	36,981
Total expected future amortization expense	$67,510

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

The following table sets forth the right-of-use assets and lease liabilities for operating leases included in the Company’s consolidated balance sheet:

(in thousands of dollars)	September 30, 2021	September 30, 2020	March 31, 2021

Assets
Operating lease right-of-use assets	$33,790	$35,665	$31,230

Liabilities
Current portion of operating lease liabilities	$8,985	$9,105	$7,898
Long-term operating lease liabilities	22,530	22,813	19,725
Total operating lease liabilities	$31,515	$31,918	$27,623
The following table sets forth the location and amount of operating lease costs included in the Company's consolidated statement of income:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2021	2020	2021	2020

Income Statement Location
Cost of goods sold	$2,721	$3,219	$5,299	$6,130
Selling, general, and administrative expenses	2,261	2,466	4,566	4,656
Total operating lease costs(1)	$4,982	$5,685	$9,865	$10,786
(1)Includes variable operating lease costs.
The following table reconciles the undiscounted cash flows to the operating lease liabilities in the Company’s consolidated balance sheet:

(in thousands of dollars)	September 30, 2021
Maturity of Operating Lease Liabilities
2022 (excluding the six months ended September 30, 2021)	$5,287
2023	8,752
2024	6,765
2025	4,856
2026	2,719
2027 and thereafter	7,592
Total undiscounted cash flows for operating leases	$35,971
Less: Imputed interest	(4,456)
Total operating lease liabilities	$31,515

As of September 30, 2021, the Company had no leases that did not yet commence.

The following table sets forth supplemental information related to operating leases:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except lease term and incremental borrowing rate)	2021	2020	2021	2020

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$2,840	$3,159	$5,617	$6,187
Right-of-use assets obtained in exchange for new operating leases	6,310	567	9,051	1,590

Weighted Average Remaining Lease Term (years)			5.51	5.55

Weighted Average Collateralized Incremental Borrowing Rate			4.02%	4.02%

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
Cash Flow Hedging Strategy for Interest Rate Risk
In February 2019, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2018. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At September 30, 2021, the total notional amount of the interest rate swaps was $370 million, which corresponded with the former original outstanding balance of the term loans. During the third quarter of fiscal year 2021, the Company converted $150 million from the balance in its revolving credit line into the existing term loans, splitting the balance equally between them. At September 30, 2021, the Company is not hedging the interest payments on the additional $150 million of term loans. The increase to the principal balance of the term loans does not have an impact to the effectiveness analysis of the interest rate swap agreements.
Previously, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges for two outstanding non-amortizing bank loans that were repaid concurrent with closing on the new bank credit facility. Those swap agreements were subsequently terminated in February 2019 concurrent with the inception of the new swap agreements. The fair value of the previous swap agreements, approximately $5.4 million, was received from the counterparties upon termination and is being amortized from accumulated other comprehensive loss into earnings as a reduction of interest expense through the original maturity dates of those agreements. As of September 30, 2021, $0.4 million remained in accumulated other comprehensive loss to be amortized through December 31, 2021.
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
The aggregate U.S. dollar notional amount of forward and option contracts entered into for these purposes during the six-month periods in fiscal years 2022 and 2021 was as follows:

	Six Months Ended September 30,
(in millions of dollars)	2021	2020

Tobacco purchases	$99.7	$39.5
Processing costs	18.7	10.5
Crop input sales	20.8	23.5
Total	$139.2	$73.5

Fluctuations in exchange rates and in the amount and timing of fixed-price orders from customers for their purchases from individual crop years routinely cause variations in the U.S. dollar notional amount of forward contracts entered into from one year to the next. All contracts related to tobacco purchases and crop input sales were designated and qualified as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings as a component of cost of goods sold upon sale of the related tobacco to third-party customers. In fiscal year 2022, only non-deliverable forward contracts were utilized for the sale of 2022 crop year inputs. Premium payments for option contracts entered into for the sale of crop inputs in fiscal year 2021 were expensed into earnings as incurred.
The table below presents the expected timing of when the remaining accumulated other comprehensive gains and losses as of September 30, 2021 for cash flows hedges of tobacco purchases and crop input sales will be recognized in earnings.

Hedging Program	Crop Year	Geographic Location(s)	Fiscal Year Earnings
Tobacco purchases	2023	Brazil	2024
Tobacco purchases	2022	Brazil	2023
Tobacco purchases	2021	Brazil, Africa	2022
Tobacco purchases	2020	Brazil	2022
Crop input sales	2022	Brazil	2023
Crop input sales	2021	Brazil	2022
Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.
Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil.  The total notional amounts of contracts outstanding at September 30, 2021 and 2020, and March 31, 2021, were approximately $22.3 million, $19.8 million, and $16.6 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.
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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2021	2020	2021	2020

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(253)	$(276)	$(1,649)	$(3,973)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(2,257)	$(2,189)	$(4,480)	$(4,027)
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$355	$354	$708	$708
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings			Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings			Selling, general and administrative expenses
Hedged Item
Description of hedged item			Floating rate interest payments on term loan

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(5,234)	$(337)	$2,999	$(1,784)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$1,805	$(6,479)	$1,289	$(7,213)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings			Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$(217)	$—	$451	$—
Location of gain (loss) recognized in earnings			Selling, general and administrative expenses
Hedged Item
Description of hedged item			Forecast purchases of tobacco in Brazil and Africa

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(839)	$(272)	$3,765	$(416)
Location of gain (loss) recognized in earnings			Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.
For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil and Africa and the crop input sales in Brazil, a net hedge gain of approximately $0.5 million remained in accumulated other comprehensive loss at September 30, 2021. That balance reflects gains and losses on contracts related to the 2023, 2022, 2021, and 2020 Brazil crops, the 2021 Africa crop, and the 2022 and 2021 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through September 30, 2021. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.
Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at September 30, 2021 and 2020, and March 31, 2021:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		September 30, 2021	September 30, 2020	March 31, 2021		September 30, 2021	September 30, 2020	March 31, 2021

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$—	$—	Other long-term liabilities	$22,888	$37,109	$25,719

Foreign currency exchange contracts	Other current assets	889	1	1,137	Accounts payable and accrued expenses	3,152	982	1,031
Total		$889	$1	$1,137		$26,040	$38,091	$26,750

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$1,028	$290	$435	Accounts payable and accrued expenses	$639	$418	$791
Total		$1,028	$290	$435		$639	$418	$791

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

Recurring Fair Value Measurements

At September 30, 2021 and 2020, and at March 31, 2021, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	September 30, 2021
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$335	$—	$—	$—	$335
Trading securities associated with deferred compensation plans	—	14,557	—	—	14,557
Interest rate swap agreements	—	—	—	—	—
Foreign currency exchange contracts	—	—	1,917	—	1,917
Total financial assets measured and reported at fair value	$335	$14,557	$1,917	$—	$16,809

Liabilities
Interest rate swap agreements	—	—	22,888	—	22,888
Foreign currency exchange contracts	—	—	3,791	—	3,791
Total financial liabilities measured and reported at fair value	$—	$—	$26,679	$—	$26,679

	September 30, 2020
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,991	$—	$—	$—	$1,991
Trading securities associated with deferred compensation plans	—	14,495	—	—	14,495
Foreign currency exchange contracts	—	—	291	—	291
Total financial assets measured and reported at fair value	$1,991	$14,495	$291	$—	$16,777

Liabilities
Acquisition-related contingent consideration obligations - long term	$—	$—	$—	$2,532	2,532
Interest rate swap agreements	—	—	37,109	—	37,109
Foreign currency exchange contracts	—	—	1,400	—	1,400
Total financial liabilities measured and reported at fair value	$—	$—	$38,509	$2,532	$41,041

	March 31, 2021
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,992	$—	$—	$—	$1,992
Trading securities associated with deferred compensation plans	—	15,735	—	—	15,735
Foreign currency exchange contracts	—	—	1,572	—	1,572
Total financial assets measured and reported at fair value	$1,992	$15,735	$1,572	$—	$19,299

Liabilities
Acquisition-related contingent consideration obligations - long-term	$—	$—	$—	$2,532	$2,532
Interest rate swap agreements	—	—	25,719	—	25,719
Foreign currency exchange contracts	—	—	1,822	—	1,822
Total financial liabilities measured and reported at fair value	$—	$—	$27,541	$2,532	$30,073

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

Acquisition-related contingent consideration obligations

The Company estimates the fair value of acquisition-related contingent consideration obligations by applying an income approach model that utilizes probability-weighted discounted cash flows. The Company acquired FruitSmart, Inc. in fiscal year 2020 and recognized a contingent consideration liability of $6.7 million on the date of acquisition. Each period the Company evaluates the fair value of the acquisition-related contingent consideration obligations. During the year ended March 31, 2021, the evaluation resulted in a reduction of $4.2 million of contingent consideration of the original $6.7 million liability recorded. During the quarter ended September 30, 2021, an evaluation of the contingent liability resulted in a reduction of the remaining $2.5 million contingent consideration recorded. Significant judgment is applied to this model and therefore the acquisition-related contingent consideration obligation is classified within Level 3 of the fair value hierarchy.

A reconciliation of the change in the balance of the acquisition-related contingent consideration obligation (Level 3) for the six months ended September 30, 2021 and 2020 is provided below.

(in thousands of dollars)	Six Months Ended September 30,
	2021	2020
Balance beginning of year	$2,532	$6,705
Change in fair value of contingent consideration liability	(2,532)	(4,173)
Balance at end of period	$—	$2,532

Long-term Debt

The following table summarizes the fair and carrying value of the Company’s long-term debt, including the current portion at each of the balance sheet dates September 30, 2021, and 2020 and March 31, 2021:

(in millions of dollars)	September 30, 2021	September 30, 2020	March 31, 2021
Fair market value of long term obligations	$518	$370	$517
Carrying value of long term obligations	$520	$370	$520
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

CIFI

As a result of the wind-down of the CIFI operation, the Company recognized restructuring and impairment charges in the first quarter of fiscal year 2022 and during fiscal year 2021. At September 30, 2021 assets for the idled CIFI operation consisted of land and buildings. The aggregate fair value and carrying value of those assets was approximately $4 million at September 30, 2021.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands of dollars)	2021	2020	2021	2020

Service cost	$1,653	$1,547	$47	$49
Interest cost	2,254	2,459	241	286
Expected return on plan assets	(3,387)	(3,679)	(22)	(24)
Net amortization and deferral	976	1,120	(116)	(142)
Net periodic benefit cost	$1,496	$1,447	$150	$169

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2021	2020	2021	2020

Service cost	$3,303	$3,088	$94	$97
Interest cost	4,513	4,913	480	573
Expected return on plan assets	(6,772)	(7,356)	(44)	(48)
Net amortization and deferral	1,952	2,241	(231)	(285)
Net periodic benefit cost	$2,996	$2,886	$299	$337

During the six months ended September 30, 2021, the Company made contributions of approximately $4.3 million to its pension plans. Additional contributions of $1.9 million are expected during the remaining six months of fiscal year 2022.

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
The RSUs granted to employees vest in either three or five years from the grant date and are then paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSUs vest at the end of a performance period of three years that begins with the year of the grant, are paid out in shares of common stock shortly after the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSU grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. The Company’s outside directors receive RSUs following the annual meeting of shareholders. RSUs awarded to outside directors vest in one or three years from the grant date. Restricted shares vest upon the individual’s retirement from service as a director.
During the six-month periods ended September 30, 2021 and 2020, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Six Months Ended September 30,
(in thousands, except share fair value)	2021	2020

RSUs:
Number granted	72,860	80,650
Grant date fair value	$56.31	$43.42

PSUs:
Number granted	48,650	63,050
Grant date fair value	$47.95	$34.33

Fair value expense for restricted stock units is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSUs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For the six-month periods ended September 30, 2021 and 2020, the Company recorded total stock-based compensation expense of approximately $4.1 million and $3.7 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $2.0 million during the remaining six months of fiscal year 2022.

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
The Ingredients Operations segment provides its customers with a broad variety of plant-based ingredients for both human and pet consumption. The Ingredients Operations segment utilizes a variety of value-added manufacturing processes converting raw materials into a wide spectrum of fruit and vegetable juices, concentrates, and dehydrated products. Customers for the Ingredients Operations segment include large multinational food and beverage companies, as well as smaller independent entities. FruitSmart and Silva are the primary operations for the Ingredients Operations segment. FruitSmart manufactures fruit and vegetable juices, purees, concentrates, essences, fibers, seeds, seed oils, and seed powders. Silva is primarily a dehydrated product manufacturer of fruit and vegetable based flakes, dices, granules, powders, and blends. In fiscal year 2021, the Company announced the wind-down of CIFI, a greenfield operation that primarily manufactured both dehydrated and liquid sweet potato products.
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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2021	2020	2021	2020

SALES AND OTHER OPERATING REVENUES
Tobacco Operations	$396,765	$356,619	$690,608	$654,992
Ingredients Operations	57,190	20,406	113,376	37,844
Consolidated sales and other operating revenues	$453,955	$377,025	$803,984	$692,836

OPERATING INCOME
Tobacco Operations	$26,914	$18,487	$35,803	$23,536
Ingredients Operations	2,730	(1,546)	7,079	(2,247)
Segment operating income	29,644	16,941	42,882	21,289
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (1)	(2,363)	(590)	(2,972)	(583)
Restructuring and impairment costs (2)	—	—	(2,024)	—
Add: Other income (loss)(3)	2,532	—	2,532	4,173
Consolidated operating income	$29,813	$16,351	$40,418	$24,879

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

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
(in thousands of dollars)	2021	2020
Foreign currency translation:
Balance at beginning of year	$(35,135)	$(42,923)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	(2,360)	7,629
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	156	79
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(2,204)	7,708
Balance at end of period	$(37,339)	$(35,215)

Foreign currency hedge:
Balance at beginning of year	$(414)	$(12,226)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(512) and $275)	538	571
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $271 and $(1,501)) (1)	(718)	5,399
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(180)	5,970
Balance at end of period	$(594)	$(6,256)

Interest rate hedge:
Balance at beginning of year	$(19,480)	$(27,402)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $346 and $835)	(1,303)	(3,138)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(792) and $(697)) (2)	2,980	2,622
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,677	(516)
Balance at end of period	$(17,803)	$(27,918)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(52,008)	$(69,046)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $(354) and $(381))(3)	1,611	879
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,611	879
Balance at end of period	$(50,397)	$(68,167)

Total accumulated other comprehensive loss at end of period	$(106,133)	$(137,556)
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

NOTE 17. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three and six months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of three-month period	$1,303,825	$37,730	$1,341,555	$1,236,244	$42,089	$1,278,333

Changes in common stock
Accrual of stock-based compensation	1,119	—	1,119	1,075	—	1,075
Withholding of shares from stock-based compensation for grantee income taxes	(26)	—	(26)	(19)	—	(19)
Dividend equivalents on RSUs	272	—	272	256	—	256

Changes in retained earnings
Net income	19,510	2,245	21,755	7,502	747	8,249
Cash dividends declared
Common stock	(19,195)	—	(19,195)	(18,877)	—	(18,877)
Dividend equivalents on RSUs	(272)	—	(272)	(257)	—	(257)

Other comprehensive income (loss)	(7,901)	(185)	(8,086)	13,576	235	13,811

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(3,696)	(3,696)	—	(3,695)	(3,695)
Balance at end of period	$1,297,332	$36,094	$1,333,426	$1,239,500	$39,376	$1,278,876

	Six Months Ended September 30, 2021			Six Months Ended September 30, 2020
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,307,299	$41,126	$1,348,425	$1,246,665	$42,619	$1,289,284

Changes in common stock
Accrual of stock-based compensation	4,085	—	4,085	3,708	—	3,708
Withholding of shares from stock-based compensation for grantee income taxes	(2,458)	—	(2,458)	(1,949)	—	(1,949)
Dividend equivalents on RSUs	536	—	536	500	—	500

Changes in retained earnings
Net income	25,867	(200)	25,667	14,776	373	15,149
Cash dividends declared
Common stock	(38,365)	—	(38,365)	(37,740)	—	(37,740)
Dividend equivalents on RSUs	(536)	—	(536)	(501)	—	(501)

Other comprehensive income (loss)	904	(156)	748	14,041	79	14,120

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(4,676)	(4,676)	—	(3,695)	(3,695)
Balance at end of period	$1,297,332	$36,094	$1,333,426	$1,239,500	$39,376	$1,278,876

NOTE 18. SUBSEQUENT EVENTS

On October 4, 2021 the Company acquired 100% of the capital stock of Shank's Extracts, Inc. ("Shank's"), a privately-held, specialty ingredient, flavoring, and food company with bottling and packaging capabilities, for approximately $100 million in cash. The Company utilized cash-on-hand and revolving credit facility borrowings to fund the acquisition. Subsequent to the acquisition of Shank's operations, the Company agreed to acquire the real property assets related to the Shank's business for approximately $13 million in cash, which is expected to close in the third quarter of fiscal year 2022. Following the acquisition, Shank's became a wholly-owned direct subsidiary of the Company.

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

Overview

In the six months ended September 30, 2021, tobacco operations results improved on a favorable product mix consisting of a higher percentage of lamina tobacco and fewer carryover sales of lower margin tobaccos, compared to the same period in the prior fiscal year. In addition, our uncommitted inventory level of 11% of tobacco inventories at September 30, 2021, was significantly below our uncommitted inventory level of 16% of tobacco inventories at September 30, 2020. At the same time, we continue to have logistical challenges related to worldwide shipping availability stemming from the ongoing COVID-19 pandemic. To address these challenges, we are working closely with our customers to accelerate tobacco shipments in some origins where vessels and containers have been available while diligently managing slower tobacco shipments in origins with reduced container and vessel availability. Our lamina tobacco sales volumes for the first half of fiscal year 2022 were just slightly below those in the first half of fiscal year 2021, and we expect our tobacco crop shipments to be heavily weighted to the second half of fiscal year 2022.

We are continuing to monitor global supply chain constraints. However, at this time, we do not know if we will encounter significant shipment timing delays which may push shipments into fiscal year 2023. We are also seeing rising rates of inflation, increases in freight costs, and labor constraints in some locations which are driving up costs. Although we currently do not know the significance of the impact at this time, we are anticipating these increased costs will especially affect our ingredient operations later in the fiscal year.

On October 4, 2021, we announced the closing of our purchase of Shank’s, which will enhance our plant-based ingredients platform through growing the value-added services available to our customers by adding flavors, custom packaging and bottling, and product development capabilities.

As we move into the second half of fiscal year 2022, we look to maintain our strong level of performance despite ongoing global supply chain challenges. At the same time, we remain committed to setting high standards of social and environmental performance essential to supporting a sustainable supply chain, and recently released goals and targets around agricultural labor practices and environmental impacts, which are available on our website.

FINANCIAL HIGHLIGHTS
	Six Months Ended September 30,		Change
(in millions of dollars, except per share data)	2021	2020	$	%

Consolidated Results
Sales and other operating revenue	$804.0	$692.8	$111.1	16%
Cost of goods sold	$648.8	$570.3	$78.5	14%
Gross Profit Margin	19.3%	17.7%		160 bps
Selling, general and administrative expenses	$115.2	$101.8	$13.4	13%
Restructuring and impairment costs	$2.0	$—	$2.0	(100)%
Operating income (as reported)	$40.4	$24.9	$15.5	62%
Adjusted operating income (non-GAAP)*	$41.6	$22.4	$19.3	86%
Diluted earnings per share (as reported)	$1.04	$0.60	$0.44	73%
Adjusted diluted earnings per share (non-GAAP)*	$0.96	$0.40	$0.56	140%
Segment Results
Tobacco operations sales and other operating revenues	$690.6	$655.0	$35.6	5%
Tobacco operations operating income	$35.8	$23.5	$12.3	52%
Ingredients operations sales and other operating revenues	$113.4	$37.8	$75.5	200%
Ingredient operations operating income	$7.1	$(2.2)	$9.3	415%
*See Reconciliation of Certain Non-GAAP Financial Measures in Other Items below.

Net income for the six months ended September 30, 2021, was $25.9 million, or $1.04 per diluted share, compared with $14.8 million, or $0.60 per diluted share, for the six months ended September 30, 2020. Excluding restructuring and impairment costs and certain other non-recurring items, detailed in Other Items below, net income and diluted earnings per share increased by $14.2 million and $0.56, respectively, for the six months ended September 30, 2021, compared to the six months ended September 30, 2020. Operating income of $40.4 million for the six months ended September 30, 2021, increased by $15.5 million, compared to operating income of $24.9 million for the six months ended September 30, 2020. Adjusted operating income, detailed in Other Items below, of $41.6 million increased by $19.3 million for the first half of fiscal year 2022, compared to adjusted operating income of $22.4 million for the first half of fiscal year 2021.

Net income for the quarter ended September 30, 2021, was $19.5 million, or $0.78 per diluted share, compared with $7.5 million, or $0.30 per diluted share, for the quarter ended September 30, 2020. Excluding restructuring and impairment costs and certain other non-recurring items, detailed in Other Items below, net income and diluted earnings per share increased by $7.4 million and $0.29, respectively, for the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020. Operating income of $29.8 million for the quarter ended September 30, 2021, increased by $13.4 million, compared to operating income of $16.4 million for the quarter ended September 30, 2020. Adjusted operating income, detailed in Other Items below, of $29.0 million increased by $11.0 million for the second quarter of fiscal year 2022, compared to adjusted operating income of $18.0 million for the second quarter of fiscal year 2021.

Consolidated revenues increased by $111.1 million to $804.0 million and by $76.9 million to $454.0 million, respectively, for the six months and quarter ended September 30, 2021, compared to the same periods in fiscal year 2021, on the addition of the business acquired in October 2020 in the Ingredients Operations segment and a better product mix and higher sales prices in the Tobacco Operations segment.

Tobacco Operations

Operating income for the Tobacco Operations segment increased by $12.3 million to $35.8 million and by $8.4 million to $26.9 million, respectively, for the six months and quarter ended September 30, 2021, compared to the same periods in fiscal year 2021. Tobacco Operations segment results improved largely due to a favorable product mix consisting of a higher percentage of lamina tobacco and a reduced amount of carryover sales of lower margin tobaccos, as well as increased value-added services to customers, in the six months and quarter ended September 30, 2021, compared to the six months and quarter ended September 30, 2020. Africa sales volumes were higher in the six months and quarter ended September 30, 2021, compared to the same periods in fiscal year 2021, on accelerated shipments as well as some shipments of carryover tobacco. In contrast, sales volumes for Brazil were lower in the six months and quarter ended September 30, 2021, compared to the same periods in the prior year, when high volumes of lower margin carryover tobaccos shipped. In addition, reduced vessel availability slowed shipments out of Brazil. Our operations in Asia saw a more favorable product mix, as well as increased value-added services for customers during the quarter ended September 30, 2021, compared to the quarter ended September 30, 2020. Selling, general, and administrative expenses for the Tobacco Operations segment were higher in the six months and quarter ended September 30, 2021, compared to the six months and quarter ended September 30, 2020, primarily due to unfavorable foreign currency comparisons, mainly remeasurement. Revenues for the Tobacco Operations segment of $690.6 million for the six months and $396.8 million for the quarter ended September 30, 2021, were up $35.6 million and $40.1 million, respectively, compared to the same periods in the prior fiscal year, on a more favorable product mix as well as higher sales prices.

Ingredients Operations

Operating income for the Ingredients Operations segment was $7.1 million and $2.7 million, respectively, for the six months and quarter ended September 30, 2021, compared to operating losses of $2.2 million and $1.5 million, respectively, for the six months and quarter ended September 30, 2020. Results for the segment improved in the six months and quarter ended September 30, 2021, compared to the same periods in the prior fiscal year, on the inclusion of the October 2020 Silva acquisition. For both the six months and quarter ended September 30, 2021, our Ingredients Operations saw strong volumes in both human and pet food categories as well as some rebound in demand from sectors that have been suffering during the ongoing COVID-19 pandemic. Selling, general, and administrative expenses for the segment increased in the six months and quarter ended September 30, 2021, compared to the same periods in the prior fiscal year, on the addition of the acquired business. Revenues for the Ingredients Operations segment increased by $75.5 million to $113.4 million and by $36.8 million to $57.2 million, respectively, for the six months and quarter ended September 30, 2021, compared to the six months and quarter ended September 30, 2020, primarily on the addition of the revenues for the acquired business.

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

We continue to work with our suppliers to mitigate the impacts to our supply chain due to the ongoing pandemic. To date, we have not experienced a material impact to our supply chain, although the ongoing COVID-19 pandemic resulted in delays in certain operations during fiscal year 2021. In addition, our plant-based ingredients platform has seen some shifts in product mix due to the ongoing COVID-19 pandemic related to changes in customer demand. Since March 2020, we have at times also experienced increased volatility in foreign currency exchange rates, which we believe is in part related to the continued

uncertainties from COVID-19, as well as actions taken by governments and central banks in response to COVID-19. We are currently seeing and monitoring some logistical constraints around worldwide vessel and container availability and increased costs stemming from the ongoing COVID-19 pandemic.

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

Other Items

Cost of goods sold in the six months and quarter ended September 30, 2021, increased by 14% and 17% to $648.8 million and $361.3 million, respectively, compared with the same periods in the prior fiscal year, as a result of the acquisition of Silva in the Ingredients Operations segment as well as variances in product mix in the Tobacco Operations segment. Selling, general, and administrative costs for the six months and quarter ended September 30, 2021, increased by $13.4 million to $115.2 million and by $13.0 million to $65.4 million, respectively, compared to the same periods in the prior fiscal year, on unfavorable foreign currency comparisons, mainly remeasurement, as well as additional costs from the acquisition of Silva in the Ingredients Operations segment. Unfavorable foreign currency comparisons were approximately $6.4 million and $1.4 million, respectively, in the six months and quarter ended September 30, 2021, compared to the same periods in the prior year. Interest expense for the six months and quarter ended September 30, 2021, increased by $0.9 million to $13.3 million and by $1.5 million to $7.1 million, respectively, largely on increased costs from higher debt balances. Interest expense for the six months ended September 30, 2020, included a non-recurring interest expense item of $1.8 million associated with the settlement of an uncertain tax matter at a foreign subsidiary.

For the six months and quarter ended September 30, 2021, the Company’s effective tax rate on pre-tax income was 15.1% and 16.5% respectively. In the three months ended September 30, 2021, the Company recognized a $1.7 million income tax benefit related to a foreign subsidiary. Without this income tax benefit, the adjusted effective tax rates were 22.0% and 21.7% for the six months and quarter ended September 30, 2021, respectively. For the six months and quarter ended September 30, 2020, the Company’s effective tax rate on pre-tax income was (14%) and 28%, respectively. For the six months ended September 30, 2020, income taxes included a $4.4 million benefit for final tax regulations regarding the treatment of dividends paid by foreign subsidiaries. Without this benefit, income taxes for the six months ended September 30, 2020, would have been an expense of approximately $2.5 million, or a consolidated effective tax rate of approximately 19%.

Reconciliation of Certain Non-GAAP Financial Measures

The following tables set forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2021	2020	2021	2020
As Reported: Consolidated operating income	$29,813	$16,351	$40,418	$24,879
Transaction costs for acquisitions(1)	1,713	1,663	1,713	1,663
Restructuring and impairment costs(2)	—	—	2,024	—
Fair value adjustment to contingent consideration for FruitSmart acquisition(3)	(2,532)	—	(2,532)	(4,173)
Adjusted operating income	$28,994	$18,014	$41,623	$22,369

Adjusted Net Income and Diluted Earnings Per Share
(in thousands and reported net of income taxes)	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
As Reported: Net income available to Universal Corporation	$19,510	$7,502	$25,867	$14,776
Transaction costs for acquisitions(1)	1,713	1,663	1,713	1,663
Restructuring and impairment costs(2)	—	—	1,005	—
Fair value adjustment to contingent consideration for FruitSmart acquisition(3)	(2,532)	—	(2,532)	(4,173)
Interest (income) expense related to tax matters at foreign subsidiaries	(470)	—	(470)	1,849
Income tax benefit on a final tax ruling (fiscal year 2022) and dividends paid from foreign subsidiaries (fiscal year 2021)(4)	(1,686)	—	(1,686)	(4,421)
Adjusted net income available to Universal Corporation	$16,535	$9,165	$23,897	$9,694

As reported: Diluted earnings per share	$0.78	$0.30	$1.04	$0.60
As adjusted: Diluted earnings per share	$0.66	$0.37	$0.96	$0.40
(1)The Company incurred selling, general, and administrative expenses for due diligence and other transaction costs associated with the acquisitions of Shank's (effective October 4, 2021) and Silva (effective October 1, 2020). These costs are not deductible for U.S. income tax purposes.
(2)Restructuring and impairment costs are included in consolidated operating income in the consolidated statements of income, but excluded for purposes of Adjusted operating income, Adjusted net income available to Universal Corporation, and Adjusted diluted earnings per share. See Note 4 for additional information.
(3)The Company reversed the contingent consideration liability for the FruitSmart acquisition, as a result of certain performance metrics that did not meet the required threshold stipulated in the purchase agreement.
(4)The Company recognized an income tax benefit in both fiscal years presented related to a favorable final income tax ruling at a foreign subsidiary (fiscal year 2022) and final U.S. tax regulations on certain dividends paid by foreign subsidiaries (fiscal year 2021).

Liquidity and Capital Resources

Overview

Our first six months of the fiscal year is usually a period of significant working capital investment in both Africa and South America as tobacco crops are delivered by farmers. We funded our working capital needs in the six months ended September 30, 2021, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. We expect tobacco crop shipments to be weighted to the second half of the fiscal year.

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

To date, the ongoing COVID-19 pandemic has not had a material impact on our operations, although we are seeing logistical constraints around worldwide vessel and container availability and increased costs stemming from the ongoing COVID-19 pandemic. We currently anticipate our current cash balances, cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements for at least the next twelve months. This is, however, a rapidly evolving situation, and we cannot predict the extent, resurgence, or duration of the ongoing COVID-19 pandemic, the effects of it on the global, national or local economies, including the impacts on our ability to access capital, or its effects on our business, financial position, results of operations, and cash flows. We continue to monitor developments affecting our employees, customers and operations.

Operating Activities

We used $121.3 million in net cash flows from our operations during the six months ended September 30, 2021. That amount was $28.6 million lower than during the same period last fiscal year. Tobacco inventory levels increased by $213.7 million from March 31, 2021 levels to $854.3 million at September 30, 2021, on seasonal leaf purchases. Tobacco inventory levels were $33.9 million below September 30, 2020 levels, mainly due to tobacco shipment timing. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with tobacco farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At September 30, 2021, our uncommitted tobacco inventories were $94.5 million, or about 11% of total tobacco inventory, compared to $139.2 million, or about 22% of our March 31, 2021 tobacco inventory, and $141.5 million, or about 16% of our September 30, 2020 tobacco inventory. While we target committed inventory levels of 80% or more of total tobacco inventory, the level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Our balance sheet accounts reflected seasonal patterns in the six months ended September 30, 2021, on deliveries of crops by farmers in both South America, Africa, and North America. Cash and cash equivalent balances and accounts receivable decreased by $96.5 million and $70.0 million, respectively, from March 31, 2021 levels, as we used cash, including collections on receivables, to fund seasonal working capital needs. Advances to suppliers were $82.2 million at September 30, 2021, a reduction of $39.4 million from March 31, 2021, as tobacco crops were delivered in payment on some of those balances, net of new advances on current tobacco crops. Accounts receivable—unconsolidated affiliates and notes payable and overdrafts were up $62.5 million and $83.7 million, respectively, from March 31, 2021 levels, on seasonal increases and shipment timing.

Accounts receivable were down $31.9 million for the six months ended September 30, 2021, compared to the same period in the prior fiscal year, on the timing of crop purchases and shipments. Inventories—Other were up $44.7 million in the six months ended September 30 2021, compared to the six months ended September 30, 2020, primarily on our acquisition of Silva. We used $121.3 million in net cash flows from our operations during the six months ended September 30, 2021. That amount was $28.6 million lower than during the same period last fiscal year. Tobacco inventory levels increased by $213.7 million from March 31, 2021 levels to $854.3 million at September 30, 2021, on seasonal leaf purchases. Tobacco inventory levels were $33.9 million below September 30, 2020 levels, mainly due to tobacco shipment timing. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with tobacco farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At September 30, 2021, our uncommitted tobacco inventories were $94.5 million, or about 11% of total tobacco inventory, compared to $139.2 million, or about 22% of our March 31, 2021 tobacco inventory, and $141.5 million, or about 16% of our September 30, 2020 tobacco inventory. While we target committed inventory levels of 80% or more of total tobacco inventory, the level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Our balance sheet accounts reflected seasonal patterns in the six months ended September 30, 2021, on deliveries of crops by farmers in both South America, Africa, and North America. Cash and cash equivalent balances and accounts receivable decreased by $96.5 million and $70.0 million, respectively, from March 31, 2021 levels, as we used cash, including collections on receivables, to fund seasonal working capital needs. Advances to suppliers were $82.2 million at September 30, 2021, a reduction of $39.4 million from March 31, 2021, as tobacco crops were delivered in payment on some of those balances, net of new advances on current tobacco crops. Accounts receivable—unconsolidated affiliates and notes payable and overdrafts were up $62.5 million and $83.7 million, respectively, from March 31, 2021 levels, on seasonal increases and shipment timing.

Accounts receivable were down $31.9 million for the six months ended September 30, 2021, compared to the same period in the prior fiscal year, on the timing of crop purchases and shipments. Inventories—Other were up $44.7 million in the six months ended September 30 2021, compared to the six months ended September 30, 2020, primarily on our acquisition of Silva.

Investing Activities

Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities for our plant-based ingredients platform that utilize our assets and capabilities; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return as well as leverage our assets and expertise or enhance our farmer base. In line with our capital allocation strategy, we acquired Shank’s for approximately $100 million on October 4, 2021. The acquisition expands our plant-based ingredients platform, adding to our product offerings and growing the value-added services available to our customers by adding flavors, custom packaging and bottling, and product development capabilities.

Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the six months ended September 30, 2021 and 2020, we invested about $18.6 million and $22.8 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $19.8 million and $18.8 million for the six months ended September 30, 2021 and 2020, respectively. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. We currently expect to spend approximately $50 to $60 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses, including approximately $13 million in the third quarter of fiscal year 2022 to purchase the real property assets related to the Shank’s acquisition.

Our Board of Directors approved our current share repurchase program in November 2020. The program authorizes the purchase of up to $100 million of our common stock through November 15, 2022. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended September 30, 2021, we did not purchase any shares of common stock. As of September 30, 2021, approximately 24.6 million shares of our common stock were outstanding and our available authorization under our current share repurchase program was $100 million.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization was approximately 33% at September 30, 2021, up from the September 30, 2020 level of approximately 31%, largely on higher debt balances due in part to the Silva acquisition in October 2020, and up from the March 31, 2021 level of approximately 25% on seasonal working capital borrowings. As of September 30, 2021, we had $100.7 million in cash and cash equivalents, our short-term debt totaled 185.0 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of September 30, 2021, we had $350 million available under a committed revolving credit facility that will mature in December 2023, and we had about $169 million in unused, uncommitted credit lines. On October 4, 2021, we closed and funded the approximately $100 million acquisition of Shank’s using cash-on-hand and borrowings under our committed revolving credit facility. We also maintain an effective, undenominated universal shelf registration statement that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing until fiscal year 2024. Our seasonal working capital requirements for our tobacco business typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At September 30, 2021, the fair value of our outstanding interest rate swap agreements was a liability of about $23 million, and the notional amount swapped was $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on a portion of our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecasted purchases of tobacco, related processing costs, and crop input sales in Brazil, as well as our net monetary balance sheet exposures in local currency there. We generally account for our hedges of forecasted tobacco purchases as cash flow hedges. At September 30, 2021, the fair value of our open hedges was a net liability of about $2.3 million. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net asset of approximately $0.4 million at September 30, 2021.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding the portion of our bank term loans that have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $335 million at September 30, 2021. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $3.3 million, that amount would be at least partially mitigated by changes in charges to customers.

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

We have excluded Silva International, Inc. ("Silva"), our wholly-owned subsidiary we acquired on October 1, 2020, which is included in our Consolidated Financial Statements, from our assessment of internal control over financial reporting as of September 30, 2021. Silva represented 8% of consolidated total assets as of September 30, 2021 and 8% of consolidated sales and other operating revenues for the six months ending September 30, 2021. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended September 30, 2021:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1-31, 2021	—	$—	—	$100,000,000
August 1-31, 2021	—	—	—	100,000,000
September 1-30, 2021	—	—	—	100,000,000
Total	—	$—	—	$100,000,000
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

 ITEM 6.   EXHIBITS

2.1
Purchase Agreement dated as of September 6, 2021, by and among Shank's Extracts, Inc., the stockholder named therein, Rolling Rock Transit Company and Universal Corporation (incorporated herein by reference to the Registrant's Current Report on form 8-k filed September 7, 2021. File No. 001-00652)

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

Date:	November 3, 2021	UNIVERSAL CORPORATION
(Registrant)

/s/ Johan C. Kroner
Johan C. Kroner, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott J. Bleicher
Scott J. Bleicher, Vice President and Controller
(Principal Accounting Officer)