Form 10-Q
period 2021-12-31
UNIVERSAL CORP /VA/
filed 2022-02-02
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	DECEMBER 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 31, 2022, the total number of shares of common stock outstanding was 24,608,283.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$652,644	$672,931	$1,456,628	$1,365,767
Costs and expenses
Cost of goods sold	521,171	533,431	1,169,999	1,103,744
Selling, general and administrative expenses	60,267	59,335	175,513	161,152
Other income	—	—	(2,532)	(4,173)
Restructuring and impairment costs	8,433	19,979	10,457	19,979
Operating income	62,773	60,186	103,191	85,065
Equity in pretax earnings (loss) of unconsolidated affiliates	2,084	1,506	5,056	2,089
Other non-operating income (expense)	56	30	158	(8)
Interest income	209	2	799	262
Interest expense	7,462	6,735	20,800	19,140
Income before income taxes and other items	57,660	54,989	88,404	68,268
Income taxes	13,505	14,548	18,582	12,678
Net income	44,155	40,441	69,822	55,590
Less: net loss (income) attributable to noncontrolling interests in subsidiaries	(9,215)	(7,168)	(9,015)	(7,541)
Net income attributable to Universal Corporation	$34,940	$33,273	$60,807	$48,049

Earnings per share:
Basic	$1.41	$1.35	$2.46	$1.95
Diluted	$1.40	$1.34	$2.44	$1.94

Weighted average common shares outstanding:
Basic	24,792,108	24,677,122	24,761,290	24,646,342
Diluted	24,949,091	24,818,918	24,912,644	24,764,439

Total comprehensive income, net of income taxes	$45,862	$55,681	$72,277	$84,950
Less: comprehensive (income) loss attributable to noncontrolling interests	(9,201)	(7,114)	(8,845)	(7,566)
Comprehensive income (loss) attributable to Universal Corporation	$36,661	$48,567	$63,432	$77,384

Dividends declared per common share	$0.78	$0.77	$2.34	$2.31

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2021	2020	2021
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$99,305	$95,405	$197,221
Accounts receivable, net	400,132	354,676	367,482
Advances to suppliers, net	126,830	102,795	121,618
Accounts receivable—unconsolidated affiliates	1,909	6,197	584
Inventories—at lower of cost or net realizable value:
Tobacco	855,587	814,287	640,653
Other	161,704	144,333	145,965
Prepaid income taxes	23,590	18,174	15,029
Other current assets	76,255	68,928	66,806
Total current assets	1,745,312	1,604,795	1,555,358

Property, plant and equipment
Land	24,752	22,499	22,400
Buildings	296,642	268,377	284,430
Machinery and equipment	662,504	662,854	658,826
	983,898	953,730	965,656
Less accumulated depreciation	(636,042)	(621,928)	(616,146)
	347,856	331,802	349,510
Other assets
Operating lease right-of-use assets	34,139	34,717	31,230
Goodwill, net	214,023	180,655	173,051
Other intangibles, net	95,790	74,710	72,304
Investments in unconsolidated affiliates	81,040	85,610	84,218
Deferred income taxes	15,676	22,281	12,149
Pension asset	13,495	—	11,950
Other noncurrent assets	46,197	54,071	52,154
	500,360	452,044	437,056

Total assets	$2,593,528	$2,388,641	$2,341,924

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2021	2020	2021
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$252,609	$129,603	$101,294
Accounts payable and accrued expenses	221,374	156,421	139,484
Accounts payable—unconsolidated affiliates	8,788	7,416	1,282
Customer advances and deposits	26,341	14,498	8,765
Accrued compensation	18,803	22,744	29,918
Income taxes payable	10,742	6,650	4,516
Current portion of operating lease liabilities	9,128	9,014	7,898
Current portion of long-term debt	—	—	—
Total current liabilities	547,785	346,346	293,157

Long-term debt	518,547	518,047	518,172
Pensions and other postretirement benefits	52,624	66,764	57,637
Long-term operating lease liabilities	22,612	22,709	19,725
Other long-term liabilities	49,235	71,346	59,814
Deferred income taxes	43,483	46,414	44,994
Total liabilities	1,234,286	1,071,626	993,499

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,607,384 shares issued and outstanding at December 31, 2021 (24,514,867 at December 31, 2020 and 24,514,867 at March 31, 2021)	330,306	325,350	326,673
Retained earnings	1,090,110	1,067,437	1,087,663
Accumulated other comprehensive loss	(104,412)	(122,262)	(107,037)
Total Universal Corporation shareholders' equity	1,316,004	1,270,525	1,307,299
Noncontrolling interests in subsidiaries	43,238	46,490	41,126
Total shareholders' equity	1,359,242	1,317,015	1,348,425

Total liabilities and shareholders' equity	$2,593,528	$2,388,641	$2,341,924

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Nine Months Ended December 31,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,822	$55,590
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	39,110	32,626
Net provision for losses (recoveries) on advances to suppliers	2,864	2,753
Foreign currency remeasurement (gain) loss, net	6,829	(8,823)
Foreign currency exchange contracts	1,980	(7,723)
Restructuring and impairment costs	10,457	19,979
Restructuring payments	(3,787)	(5,179)
Change in estimated fair value of contingent consideration for FruitSmart acquisition	(2,532)	(4,173)
Other, net	1,814	5,260
Changes in operating assets and liabilities, net	(178,133)	(51,687)
Net cash provided (used) by operating activities	(51,576)	38,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(39,831)	(33,794)
Purchase of business, net of cash held by the business	(102,462)	(161,095)
Proceeds from sale of property, plant and equipment	12,609	4,086
Other	—	(800)
Net cash used by investing activities	(129,684)	(191,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	151,413	57,207
Issuance of long-term debt	—	150,000
Dividends paid to noncontrolling interests	(6,733)	(3,695)
Dividends paid on common stock	(57,241)	(56,301)
Other	(3,264)	(1,949)
Net cash provided (used) by financing activities	84,175	145,262

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(831)	1,693
Net decrease in cash, restricted cash and cash equivalents	(97,916)	(6,025)
Cash, restricted cash and cash equivalents at beginning of year	203,221	107,430

Cash, restricted cash and cash equivalents at end of period	$105,305	$101,405

Supplemental Information:
Cash and cash equivalents	$99,305	$95,405
Restricted cash (Other noncurrent assets)	6,000	6,000
Total cash, restricted cash and cash equivalents	$105,305	$101,405

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

    The extent to which the ongoing COVID-19 pandemic will impact the Company's financial condition, results of operations and demand for its products and services will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing geographic spread and mutations of COVID-19, the severity of the pandemic, the duration of the COVID-19 outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the COVID-19 pandemic and the impact on the U.S. and the global economies, markets and supply chains. At December 31, 2021, it is not possible to predict the overall impact of the ongoing COVID-19 pandemic on the Company's business, financial condition, results of operations and demand for its products and services.

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

NOTE 3.   BUSINESS COMBINATION

Acquisition of Shank's Extracts, LLC
On October 4, 2021, the Company acquired 100% of the capital stock of Shank's Extract's, LLC. (“Shank's”), a flavors and extracts processing company, for approximately $100 million in cash and $2.4 million of additional working capital on-hand at the date of acquisition. The acquisition of Shank's diversifies the Company's product offerings and generates new opportunities for its plant-based ingredients platform.

The purchase price allocation for Shank's as of the date of acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available. A portion of the goodwill recorded as part of the acquisition was attributable to the assembled workforce of Shank's. The goodwill and intangibles recognized for the Shank's acquisition are deductible for U.S.

income tax purposes. The transaction was treated as an asset acquisition for U.S. Federal tax purposes, resulting in a step-up of tax basis to fair value. The Company determined the Shank's operations are not material to the Company’s consolidated results. Therefore, pro forma information is not presented.

For the three and nine months ended December 31, 2021, the Company incurred $0.6 million and $2.3 million, respectively, for acquisition-related transaction costs for the purchase of Shank's. The acquisition-related costs were expensed as incurred and recorded in selling, general, and administrative expense on the consolidated statements of income.
In November 2021, the Company acquired the land and buildings utilized by Shank's operations for $13.3 million. The purchase of the land and buildings resulted in the elimination of the $8.5 million operating lease right-of-use asset and lease liability recognized on the acquisition date for Shank's.

Acquisition of Silva International, Inc.
On October 1, 2020, the Company acquired 100% of the capital stock of Silva International, Inc. (“Silva”), a natural, specialty dehydrated vegetable, fruit, and herb processing company serving global markets, for approximately $164 million in cash and $5.9 million of additional working capital on-hand at the date of acquisition. The acquisition of Silva diversifies the Company's product offerings and generates new opportunities for its plant-based ingredients platform.

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

The Company continues to employ one of Silva's selling shareholders and as stipulated in the Silva purchase agreement has transferred $6 million to a third-party escrow account that may ultimately be earned by the selling shareholder upon completion of a post-combination service period. Since the compensation agreement for the selling shareholder who remains employed with the Company includes a post-combination service period, the Company has excluded the entire $6 million in the purchase price to be allocated. The $6 million in escrow is recognized as restricted cash in other noncurrent assets on the consolidated balance sheet at December 31, 2021. The contingent consideration arrangement for the selling shareholder includes a post-combination service requirement and forfeitable payment provisions, therefore under ASC Topic 805, "Business Combinations," must be treated as compensation expense. This expense is being recognized ratably over the requisite service period in selling, general, and administrative expense on the consolidated statements of income.
For the three and nine months ended December 31, 2021, the Company incurred $2.3 million and $3.9 million for acquisition-related transaction costs for the purchase of Silva, respectively. The acquisition-related costs were expensed as incurred and recorded in selling, general, and administrative expense on the consolidated statements of income.

The following table summarizes the preliminary purchase price allocation of the assets acquired and liabilities assumed for the Shank's acquisition and final purchase price allocation for the Silva acquisition.

(in thousands of dollars)
	Shank's	Silva
	October 4, 2021	October 1, 2020
Assets
Cash and cash equivalents	$754	$8,126
Accounts receivable, net	6,643	17,885
Advances to suppliers, net	—	3,011
Inventory	15,792	33,162
Other current assets	415	833
Property, plant and equipment (net)	11,000	24,437
Operating lease right-of-use assets	8,531	—
Intangibles
Customer relationships	24,000	53,000
Developed technology	4,500	—
Trade names	—	7,800
Non-compete agreements	3,000	—
Goodwill	41,061	46,144
Total assets acquired	115,696	194,398

Liabilities
Accounts payable and accrued expenses	6,159	11,683
Customer advances and deposits	351	—
Accrued compensation	655	3,350
Income taxes payable	—	946
Current portion of operating lease liabilities	8,531	—
Deferred income taxes	—	14,419
Total liabilities assumed	15,696	30,398

Total assets acquired and liabilities assumed	$100,000	$164,000

NOTE 4.  RESTRUCTURING AND IMPAIRMENT COSTS

Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. Restructuring and impairment costs are periodically incurred in connection with those activities.
Tobacco Operations
As a result of efforts to exit the idled tobacco operations in Tanzania, the Company reevaluated the carrying values of property, plant, and equipment associated with the Tanzania operations. During the three months ended December 31, 2021, the Company determined the carrying value exceeded the estimated fair value of those assets and recognized a $9.4 million impairment charge.
During the three and nine months ended December 31, 2021, the Company also incurred $0.6 million and $2.2 million of termination costs for the Tobacco Operations segment, respectively.
During the three and nine months ended December 31, 2020, the Company incurred $2.6 million of termination and impairment costs associated with restructuring of tobacco buying and administrative operations in Africa, as well as a $0.9 million charge for the liquidation of an idled service entity in Tanzania, and $0.4 million of termination costs in North America.

Ingredients Operations
During the nine months ended December 31, 2020, the Company committed to a plan to wind-down its subsidiary, Carolina Innovative Food Ingredients, Inc. ("CIFI"), a sweet potato processing operation located in Nashville, North Carolina. The CIFI operation was a start-up project initially undertaken by the Company in fiscal year 2015. The decision to wind down CIFI was consistent with the Company’s capital allocation strategy to focus on delivering shareholder value through building and enhancing a plant-based ingredients platform, which includes integrating and exploring the synergies of recently acquired businesses. The Company determined that CIFI was not a strategic fit for the platform’s long-term objectives. CIFI’s single-product focused processing facility and ongoing international pricing pressures, among other factors, created challenges that proved insurmountable. As a result of the decision to wind down the CIFI operations, the Company paid termination benefits totaling approximately $0.6 million to employees whose permanent positions were eliminated. In addition to the termination costs, the Company recognized various other costs associated with the wind-down of the CIFI facility. These costs include impairments of property, plant, and equipment (including the factory building), as well as inventory and supply write-downs. The total restructuring and impairment charge for the nine months ended December 31, 2020 for the CIFI operations wind-down was $16.1 million.
During the nine months ended December 31, 2021, the Company recognized $1.2 million of net gains on the sale of the remaining property, plant, and equipment associated with the wind-down of the CIFI operations that was announced in fiscal year 2021.
A summary of the restructuring and impairment costs recorded for the three and nine months ended December 31, 2021 and December 31, 2020 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2021	2020	2021	2020

Restructuring costs:
Employee termination benefits	$627	$2,625	$2,174	$2,625
Other	—	1,766	(24)	1,766
Total restructuring costs	627	4,391	2,150	4,391
Impairment costs:
Property, plant and equipment	7,806	13,886	8,307	13,886
Inventory	—	1,702	—	1,702
Total impairment costs	7,806	15,588	8,307	15,588
Total restructuring and impairment costs	$8,433	$19,979	$10,457	$19,979

NOTE 5.  REVENUE FROM CONTRACTS WITH CUSTOMERS

The majority of the Company’s consolidated revenue consists of sales of processed leaf tobacco to customers. The Company also earns revenue from processing leaf tobacco owned by customers and from various other services provided to customers. Additionally, the Company has fruit and vegetable processing operations, as well as flavor and extract services that provide customers with a range of food ingredient products. Payment terms with customers vary depending on customer creditworthiness, product types, services provided, and other factors. Contract durations and payment terms for all revenue categories generally do not exceed one year. Therefore, the Company has applied a practical expedient to not adjust the transaction price for the effects of financing components, as the Company expects that the period from the time the revenue for a transaction is recognized to the time the customer pays for the related good or service transferred will be one year or less. Below is a description of the major revenue-generating categories from contracts with customers.
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
Ingredient Sales
In recent fiscal years, the Company has diversified operations through acquisition of established companies that offer customers a wide range of both liquid and dehydrated fruit and vegetable ingredient products, flavors, and extracts. These operations procure raw materials from domestic and international growers and suppliers and through a variety of processing steps including sorting, cleaning, pressing, mixing, extracting, and blending to manufacture finished goods utilized in both human and pet food. The contracts for food ingredients with customers create a performance obligation to transfer the manufactured finished goods to the customer. Transaction prices for the sale of food ingredients are primarily based on negotiated fixed prices. At the point in time that the customer obtains control over the finished product, which is typically aligned with physical shipment under the contractual terms with the customer, the Company completes its performance obligation and recognizes the revenue for the sale.
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
Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2021	2020	2021	2020

Tobacco sales	$540,363	$583,543	$1,181,329	$1,193,230
Ingredient sales	70,682	47,337	175,087	82,820
Processing revenue	19,647	18,831	52,391	47,605
Other sales and revenue from contracts with customers	16,988	14,867	41,733	32,671
Total revenue from contracts with customers	647,680	664,578	1,450,540	1,356,326
Other operating sales and revenues	4,964	8,353	6,088	9,441
Consolidated sales and other operating revenues	$652,644	$672,931	$1,456,628	$1,365,767

    Other operating sales and revenues consists principally of interest on advances to suppliers.

NOTE 6. OTHER CONTINGENT LIABILITIES AND OTHER MATTERS

Other Contingent Liabilities

Other Contingent Liabilities (Letters of credit)
The Company had other contingent liabilities totaling approximately $1 million at December 31, 2021, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $9 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $10 million. Those amounts are based on the exchange rate for the Brazilian currency at December 31, 2021. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of December 31, 2021, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $9 million (at the December 31, 2021 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $9 million remaining assessment with interest, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2021.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods, reflecting a substantial reduction from the original assessment. In fiscal year 2020, the Parana tax authorities acknowledged the statute of limitations related to claims prior to December 2010 had expired and reduced the assessment to $3 million (at the December 31, 2021 exchange rate). Notwithstanding the reduced assessment, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $3 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2021.
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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $147 million at December 31, 2021, $122 million at December 31, 2020, and $144 million at March 31, 2021. The related valuation allowances totaled $17 million at December 31, 2021, $16 million at December 31, 2020, and $18 million at March 31, 2021, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions of approximately $2.9 million and $2.8 million in the nine-month periods ended December 31, 2021 and 2020, respectively. These net recoveries and provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of VAT on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At December 31, 2021, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $65 million ($53 million at December 31, 2020, and $49 million at March 31, 2021), and the related valuation allowances totaled approximately $20 million ($18 million at December 31, 2020, and $19 million at March 31, 2021). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

Long-Term Debt

In December 2020, the Company repaid $150 million of revolving credit borrowings used to finance the purchase of Silva with term loans under its existing senior unsecured bank credit facility. The Company increased the borrowings of the senior unsecured five-year and seven-year term loans by $75 million each. At December 31, 2021, the five-year term loan maturing December 2023 and the seven-year term loan maturing December 2025 had outstanding borrowings of $225 million and $295 million, respectively. Under the senior unsecured bank credit facility, the additional $150 million of terms loans bear interest at variable rates plus a margin based on the Company's credit metrics and interest payments remained unhedged at December 31, 2021. The Company maintains receive-floating/pay-fixed interest rates swap agreements for a portion of the outstanding five and seven-year term loans. See Note 11 for additional information on outstanding interest rate swap agreements.

Shelf Registration and Stock Repurchase Plan

In November 2020, the Company filed an undenominated automatic universal shelf registration statement with the U.S. Securities and Exchange Commission to provide for the future issuance of an undefined amount of securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.

A stock repurchase plan, which was authorized by the Company's Board of Directors, became effective and was publicly announced on November 5, 2020. This stock repurchase plan authorizes the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions through November 15, 2022 or when funds for the program have been exhausted, subject to market conditions and other factors. The program had $100 million of remaining capacity for repurchases of common and/or preferred stock at December 31, 2021.

NOTE 7.   EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per share data)	2021	2020	2021	2020

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$34,940	$33,273	$60,807	$48,049

Denominator for basic earnings per share
Weighted average shares outstanding	24,792,108	24,677,122	24,761,290	24,646,342

Basic earnings per share	$1.41	$1.35	$2.46	$1.95

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$34,940	$33,273	$60,807	$48,049

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,792,108	24,677,122	24,761,290	24,646,342
Effect of dilutive securities
Employee and outside director share-based awards	156,983	141,796	151,354	118,097
Denominator for diluted earnings per share	24,949,091	24,818,918	24,912,644	24,764,439

Diluted earnings per share	$1.40	$1.34	$2.44	$1.94

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
    The consolidated effective income tax rate for the three months and nine months ended December 31, 2021 was 23.4% and 21.0%, respectively. The consolidated effective income tax rate for the three and nine months ended December 31, 2021 was affected by a $1.2 million benefit related to finalizing the prior fiscal year U.S. tax return. The consolidated effective income tax rate for the nine months ended December 31, 2021 was affected by a $1.7 million benefit related to a final tax law ruling at a foreign subsidiary. Without these items, the consolidated effective income tax rate for the three and nine months ended December 31, 2021 would have been approximately 25.5% and 24.3%, respectively.
    The Company's consolidated effective income tax rate for the three and nine months ended December 31, 2020 was 26.5% and 18.6%, respectively. The Company recognized a $2.9 million income tax benefit in the three and nine months ended December 31, 2020 related to amending and finalizing of prior fiscal years' consolidated U.S. income tax returns. The consolidated income tax rate for the nine months ended December 31, 2020 was affected by a $4.4 million net tax benefit for final U.S. tax regulations issued for hybrid dividends paid by foreign subsidiaries. Without these discrete items, the consolidated effective income tax rate for the three and nine months ended December 31, 2020 would have been approximately 31.7% and 29.3%. Additionally, for the nine months ended December 31, 2020, the Company recognized $1.8 million of interest expense related to a settlement of an uncertain tax position at foreign subsidiary.

NOTE 9.   GOODWILL AND OTHER INTANGIBLES
The Company's changes in goodwill at December 31, 2021 and 2020 consisted of the following:

(in thousands of dollars)	Nine Months Ended December 31,
	2021	2020
Balance at beginning of fiscal year	$173,051	$126,826
Acquisition of business(1)(2)	41,061	53,728
Foreign currency translation adjustment	(89)	101
Balance at end of period	$214,023	$180,655
(1) On October 4, 2021, the Company acquired 100% of the capital stock of Shank's for approximately $100 million in cash and $2.4 million of additional working capital on-hand at the date of acquisition. The Shank's acquisition resulted in $41.1 million of goodwill. See Note 3 for additional information.
(2) On October 1, 2020, the Company acquired 100% of the capital stock of Silva for approximately $164.0 million in cash and $5.9 million of working capital on-hand at the date of acquisition. The Silva acquisition resulted in $46.1 million of goodwill after the final purchase accounting was completed in the three months ended September 30, 2021. See Note 3 for additional information.

The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at December 31, 2021 and 2020 and at March 31, 2021:

(in thousands, except useful life)				December 31, 2021
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships(1)	11	—	13	$86,500	$(8,030)	$78,470
Trade names		5		11,100	(3,270)	7,830
Developed technology(1)		3		9,300	(3,286)	6,014
Noncompetition agreements(1)		5		4,000	(588)	3,412
Other		5		751	(687)	64
Total intangible assets				$111,651	$(15,861)	$95,790

				December 31, 2020
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships(2)	11	—	13	$62,500	$(1,935)	$60,565
Trade names(2)		5		11,100	(1,050)	10,050
Developed technology		3		4,800	(1,600)	3,200
Noncompetition agreements		5		1,000	(200)	800
Other		5		796	(701)	95
Total intangible assets				$80,196	$(5,486)	$74,710

				March 31, 2021
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$62,500	$(3,323)	$59,177
Trade names		5		11,100	(1,605)	9,495
Developed technology		3		4,800	(2,000)	2,800
Noncompetition agreements		5		1,000	(250)	750
Other		5		760	(678)	82
Total intangible assets				$80,160	$(7,856)	$72,304
(1)On October 4, 2021, the Company acquired 100% of the capital stock of Shank's for approximately $100 million in cash and $2.4 million of additional working capital on-hand at the date of acquisition. The Shank's acquisition resulted in $31.5 million of intangible assets. See Note 3 for additional information.

(2)On October 1, 2020, the Company acquired 100% of the capital stock of Silva for approximately $164.0 million in cash and $5.9 million of working capital on-hand at the date of acquisition. The Silva acquisition resulted in $60.8 million of intangible assets. See Note 3 for additional information.
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life as noted above.
The Company's amortization expense for intangible assets for the three and nine months ended December 31, 2021 and 2020 was:

(in thousands of dollars)	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Amortization Expense	$3,207	$2,404	$8,005	$4,021

Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated income statements of income. The amortization expense for other intangible assets is recorded in selling, general, and administrative expenses in the consolidated statements of income.
As of December 31, 2021, the expected future amortization expense for intangible assets is as follows:

Fiscal Year (in thousands of dollars)
2022 (excluding the nine months ended December 31, 2021)	$3,228
2023	12,495
2024	11,247
2025	11,812
2026 and thereafter	57,008
Total expected future amortization expense	$95,790

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
The following table sets forth the right-of-use assets and lease liabilities for operating leases included in the Company’s consolidated balance sheet:

(in thousands of dollars)	December 31, 2021	December 31, 2020	March 31, 2021

Assets
Operating lease right-of-use assets	$34,139	$34,717	$31,230

Liabilities
Current portion of operating lease liabilities	$9,128	$9,014	$7,898
Long-term operating lease liabilities	22,612	22,709	19,725
Total operating lease liabilities	$31,740	$31,723	$27,623

The following table sets forth the location and amount of operating lease costs included in the Company's consolidated statement of income:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2021	2020	2021	2020

Income Statement Location
Cost of goods sold	$2,805	$3,401	$8,104	$9,531
Selling, general, and administrative expenses	2,536	2,520	7,102	7,176
Total operating lease costs(1)	$5,341	$5,921	$15,206	$16,707
(1)Includes variable operating lease costs.
The following table reconciles the undiscounted cash flows to the operating lease liabilities in the Company’s consolidated balance sheet:

(in thousands of dollars)	December 31, 2021
Maturity of Operating Lease Liabilities
2022 (excluding the nine months ended December 31, 2021)	$2,743
2023	9,493
2024	7,526
2025	5,393
2026	3,116
2027 and thereafter	7,676
Total undiscounted cash flows for operating leases	$35,947
Less: Imputed interest	(4,207)
Total operating lease liabilities	$31,740

As of December 31, 2021, the Company had no leases that have not yet commenced.
The following table sets forth supplemental information related to operating leases:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except lease term and incremental borrowing rate)	2021	2020	2021	2020

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$3,219	$3,171	$8,836	$9,358
Right-of-use assets obtained in exchange for new operating leases	3,843	1,532	12,894	3,122

Weighted Average Remaining Lease Term (years)			5.31	5.33

Weighted Average Collateralized Incremental Borrowing Rate			3.84%	4.21%
As part of the acquisition of Shank's, the Company recognized $8.5 million of operating lease right-of-use assets and corresponding operating lease liabilities on the opening balance sheet related to leases of Shank's facilities. The facilities were subsequently purchased in the three months ended December 31, 2021 and therefore excluded from the lease disclosures above.

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
Cash Flow Hedging Strategy for Interest Rate Risk
In February 2019, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2018. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At December 31, 2021, the total notional amount of the interest rate swaps was $370 million, which corresponded with the original outstanding balance of the term loans. During the third quarter of fiscal year 2021, the Company converted $150 million from the balance in its revolving credit line into the existing term loans, splitting the balance equally between them. At December 31, 2021, the Company is not hedging the interest payments on the additional $150 million of term loans. The increase to the principal balance of the term loans does not have an impact to the effectiveness analysis of the interest rate swap agreements.
Previously, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges for two outstanding non-amortizing bank loans that were repaid concurrent with closing on the new bank credit facility. Those swap agreements were subsequently terminated in February 2019 concurrent with the inception of the new swap agreements. The fair value of the previous swap agreements, approximately $5.4 million, was received from the counterparties upon termination and was amortized from accumulated other comprehensive loss into earnings as a reduction of interest expense through the original maturity dates of those agreements. As of December 31, 2021, the entire deferred gain has been amortized.
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
The aggregate U.S. dollar notional amount of forward and option contracts entered into for these purposes during the nine-month periods in fiscal years 2022 and 2021 was as follows:

	Nine Months Ended December 31,
(in millions of dollars)	2021	2020

Tobacco purchases	$134.7	$89.4
Processing costs	32.5	24.6
Crop input sales	20.8	23.5
Total	$188.0	$137.5

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

The table below presents the expected timing of when the remaining accumulated other comprehensive gains and losses as of December 31, 2021 for cash flows hedges of tobacco purchases and crop input sales will be recognized in earnings.

Hedging Program	Crop Year	Geographic Location(s)	Fiscal Year Earnings
Tobacco purchases	2023	Brazil	2024
Tobacco purchases	2022	Brazil, Africa	2023
Tobacco purchases	2021	Brazil, Africa	2022
Tobacco purchases	2020	Brazil	2022
Crop input sales	2022	Brazil	2023
Crop input sales	2021	Brazil	2022
Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.
Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil.  The total notional amounts of contracts outstanding at December 31, 2021 and 2020, and March 31, 2021, were approximately $59.6 million, $13.3 million, and $16.6 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2021	2020	2021	2020

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$3,967	$953	$2,318	$(3,020)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(2,263)	$(2,206)	$(6,743)	$(6,233)
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$353	$353	$1,061	$1,061
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$480	$5,757	$3,479	$3,973
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$2,274	$(2,362)	$3,563	$(9,575)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$451	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil and Africa

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$174	$922	$3,939	$506
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.
For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil and Africa and the crop input sales in Brazil, a net hedge loss of approximately $1.3 million remained in accumulated other comprehensive loss at December 31, 2021. That balance reflects gains and losses on contracts related to the 2023, 2022, 2021, and 2020 Brazil crops, the 2022 and 2021 Africa crops, and the 2022 and 2021 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through December 31, 2021. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.
Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at December 31, 2021 and 2020, and March 31, 2021:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		December 31, 2021	December 31, 2020	March 31, 2021		December 31, 2021	December 31, 2020	March 31, 2021

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$—	$—	Other long-term liabilities	$16,658	$33,950	$25,719

Foreign currency exchange contracts	Other current assets	2,169	5,688	1,137	Accounts payable and accrued expenses	3,952	911	1,031
Total		$2,169	$5,688	$1,137		$20,610	$34,861	$26,750

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$1,390	$1,625	$435	Accounts payable and accrued expenses	$1,298	$324	$791
Total		$1,390	$1,625	$435		$1,298	$324	$791

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

Recurring Fair Value Measurements

At December 31, 2021 and 2020, and at March 31, 2021, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	December 31, 2021
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$335	$—	$—	$—	$335
Trading securities associated with deferred compensation plans	—	14,794	—	—	14,794
Interest rate swap agreements	—	—	—	—	—
Foreign currency exchange contracts	—	—	3,559	—	3,559
Total financial assets measured and reported at fair value	$335	$14,794	$3,559	$—	$18,688

Liabilities
Interest rate swap agreements	—	—	16,658	—	16,658
Foreign currency exchange contracts	—	—	5,250	—	5,250
Total financial liabilities measured and reported at fair value	$—	$—	$21,908	$—	$21,908

	December 31, 2020
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$380	$—	$—	$—	$380
Trading securities associated with deferred compensation plans	—	15,703	—	—	15,703
Foreign currency exchange contracts	—	—	7,313	—	7,313
Total financial assets measured and reported at fair value	$380	$15,703	$7,313	$—	$23,396

Liabilities
Acquisition-related contingent consideration obligations - long term	$—	$—	$—	$2,532	2,532
Interest rate swap agreements	—	—	33,950	—	33,950
Foreign currency exchange contracts	—	—	1,235	—	1,235
Total financial liabilities measured and reported at fair value	$—	$—	$35,185	$2,532	$37,717

	March 31, 2021
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,992	$—	$—	$—	$1,992
Trading securities associated with deferred compensation plans	—	15,735	—	—	15,735
Foreign currency exchange contracts	—	—	1,572	—	1,572
Total financial assets measured and reported at fair value	$1,992	$15,735	$1,572	$—	$19,299

Liabilities
Acquisition-related contingent consideration obligations - long-term	$—	$—	$—	$2,532	$2,532
Interest rate swap agreements	—	—	25,719	—	25,719
Foreign currency exchange contracts	—	—	1,822	—	1,822
Total financial liabilities measured and reported at fair value	$—	$—	$27,541	$2,532	$30,073

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

Acquisition-related contingent consideration obligations

The Company estimates the fair value of acquisition-related contingent consideration obligations by applying an income approach model that utilizes probability-weighted discounted cash flows. The Company acquired FruitSmart, Inc. in fiscal year 2020 and recognized a contingent consideration liability of $6.7 million on the date of acquisition. Each period the Company evaluates the fair value of the acquisition-related contingent consideration obligations. During the year ended March 31, 2021, the evaluation resulted in a reduction of $4.2 million of contingent consideration of the original $6.7 million liability recorded. During the three months ended September 30, 2021, an evaluation of the contingent liability resulted in a reduction of the remaining $2.5 million contingent consideration recorded. Significant judgment is applied to this model and therefore the acquisition-related contingent consideration obligation was classified within Level 3 of the fair value hierarchy.

A reconciliation of the change in the balance of the acquisition-related contingent consideration obligation (Level 3) for the nine months ended December 31, 2021 and 2020 is provided below.

(in thousands of dollars)	Nine Months Ended December 31,
	2021	2020
Balance beginning of year	$2,532	$6,705
Change in fair value of contingent consideration liability	(2,532)	(4,173)
Balance at end of period	$—	$2,532

Long-term Debt

The following table summarizes the fair and carrying value of the Company’s long-term debt, including the current portion at each of the balance sheet dates December 31, 2021, and 2020 and March 31, 2021:

(in millions of dollars)	December 31, 2021	December 31, 2020	March 31, 2021
Fair market value of long term obligations	$517	$516	$517
Carrying value of long term obligations	$520	$520	$520
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

Tanzania

Due to business changes that affected the leaf tobacco market in Tanzania and the Company's operations there, an impairment charge of the long-lived assets in Tanzania was recorded in fiscal year 2019 to reduce their carrying value to fair value at March 31, 2019. As a result of efforts to sell the idled Tanzania operations, in the third quarter of fiscal year 2022 an additional impairment charge of $9.4 million was recorded. The remaining long-lived assets consist principally of the Company's office building, processing facility and land. The aggregate fair value and carrying value of the long-lived assets following the impairment adjustments is approximately $3 million at December 31, 2021.

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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
(in thousands of dollars)	2021	2020	2021	2020

Service cost	$1,678	$1,603	$43	$48
Interest cost	2,212	2,403	265	286
Expected return on plan assets	(3,373)	(3,676)	(21)	(24)
Net amortization and deferral	976	1,120	(115)	(139)
Net periodic benefit cost	$1,493	$1,450	$172	$171

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2021	2020	2021	2020

Service cost	$4,981	$4,691	$137	$145
Interest cost	6,725	7,316	745	859
Expected return on plan assets	(10,145)	(11,032)	(65)	(72)
Net amortization and deferral	2,928	3,361	(346)	(424)
Net periodic benefit cost	$4,489	$4,336	$471	$508

During the nine months ended December 31, 2021, the Company made contributions of approximately $4.9 million to its pension plans. Additional contributions of $1.3 million are expected during the remaining three months of fiscal year 2022.

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

During the nine-month periods ended December 31, 2021 and 2020, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Nine Months Ended December 31,
	2021	2020

RSUs:
Number granted	72,860	80,650
Grant date fair value	$56.31	$43.42

PSUs:
Number granted	48,650	63,050
Grant date fair value	$47.95	$34.33

Fair value expense for restricted stock units is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSUs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For the nine-month periods ended December 31, 2021 and 2020, the Company recorded total stock-based compensation expense of approximately $5.3 million and $5.0 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $1.2 million during the remaining three months of fiscal year 2022.

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
The Ingredients Operations segment provides its customers with a broad variety of plant-based ingredients for both human and pet consumption. The Ingredients Operations segment utilizes a variety of value-added manufacturing processes converting raw materials into a wide spectrum of fruit and vegetable juices, concentrates, dehydrated products, flavors, and extracts. Customers for the Ingredients Operations segment include large multinational food and beverage companies, smaller independent manufacturers, and retail organizations. FruitSmart, Silva, and Shank's are the primary operations for the Ingredients Operations segment. FruitSmart manufactures fruit and vegetable juices, purees, concentrates, essences, fibers, seeds, seed oils, and seed powders. Silva is primarily a dehydrated product manufacturer of fruit and vegetable based flakes, dices, granules, powders, and blends. Shank's manufactures flavors and extracts and also offers bottling and custom packaging for customers. In fiscal year 2021, the Company announced the wind-down of CIFI, a greenfield operation that primarily manufactured both dehydrated and liquid sweet potato products.

The Company currently evaluates the performance of its segments based on operating income after allocated overhead expenses, plus equity in the pretax earnings of unconsolidated affiliates. Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and comprehensive income were as follows.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2021	2020	2021	2020

SALES AND OTHER OPERATING REVENUES
Tobacco Operations	$578,002	$623,852	$1,268,610	$1,278,844
Ingredients Operations	74,642	49,079	188,018	86,923
Consolidated sales and other operating revenues	$652,644	$672,931	$1,456,628	$1,365,767

OPERATING INCOME
Tobacco Operations	$69,796	$84,122	$105,599	$107,658
Ingredients Operations	3,494	(2,451)	10,573	(4,698)
Segment operating income	73,290	81,671	116,172	102,960
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (1)	(2,084)	(1,506)	(5,056)	(2,089)
Restructuring and impairment costs (2)	(8,433)	(19,979)	(10,457)	(19,979)
Add: Other income (loss)(3)	—	—	2,532	4,173
Consolidated operating income	$62,773	$60,186	$103,191	$85,065

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

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the nine months ended December 31, 2021 and 2020:

	Nine Months Ended December 31,
(in thousands of dollars)	2021	2020
Foreign currency translation:
Balance at beginning of year	$(35,135)	$(42,923)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	(4,685)	13,232
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	170	25
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(4,515)	13,257
Balance at end of period	$(39,650)	$(29,666)

Foreign currency hedge:
Balance at beginning of year	$(414)	$(12,226)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(301) and $(1,092))	730	6,423
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $748 and $(1,914)) (1)	(2,265)	6,682
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(1,535)	13,105
Balance at end of period	$(1,949)	$879

Interest rate hedge:
Balance at beginning of year	$(19,480)	$(27,402)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(487) and $634)	1,832	(2,386)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(1,193) and $(1,086)) (2)	4,488	4,086
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	6,320	1,700
Balance at end of period	$(13,160)	$(25,702)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(52,008)	$(69,046)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $(524) and $(561))(3)	2,355	1,273
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	2,355	1,273
Balance at end of period	$(49,653)	$(67,773)

Total accumulated other comprehensive loss at end of period	$(104,412)	$(122,262)
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

NOTE 17. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three and nine months ended December 31, 2021 and 2020 is as follows:

	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of three-month period	$1,297,332	$36,094	$1,333,426	$1,239,500	$39,376	$1,278,876

Changes in common stock
Accrual of stock-based compensation	1,204	—	1,204	1,334	—	1,334
Dividend equivalents on RSUs	266	—	266	255	—	255

Changes in retained earnings
Net income	34,940	9,215	44,155	33,273	7,168	40,441
Cash dividends declared
Common stock	(19,193)	—	(19,193)	(18,877)	—	(18,877)
Dividend equivalents on RSUs	(266)	—	(266)	(254)	—	(254)

Other comprehensive income (loss)	1,721	(14)	1,707	15,294	(54)	15,240

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(2,057)	(2,057)	—	—	—
Balance at end of period	$1,316,004	$43,238	$1,359,242	$1,270,525	$46,490	$1,317,015

	Nine Months Ended December 31, 2021			Nine Months Ended December 31, 2020
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,307,299	$41,126	$1,348,425	$1,246,665	$42,619	$1,289,284

Changes in common stock
Accrual of stock-based compensation	5,289	—	5,289	5,042	—	5,042
Withholding of shares from stock-based compensation for grantee income taxes	(2,458)	—	(2,458)	(1,949)	—	(1,949)
Dividend equivalents on RSUs	802	—	802	755	—	755

Changes in retained earnings
Net income	60,807	9,015	69,822	48,049	7,541	55,590
Cash dividends declared
Common stock	(57,558)	—	(57,558)	(56,617)	—	(56,617)
Dividend equivalents on RSUs	(802)	—	(802)	(755)	—	(755)

Other comprehensive income (loss)	2,625	(170)	2,455	29,335	25	29,360

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(6,733)	(6,733)	—	(3,695)	(3,695)
Balance at end of period	$1,316,004	$43,238	$1,359,242	$1,270,525	$46,490	$1,317,015

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

Overview

Our operations produced solid results in the nine months ended December 31, 2021. We are especially pleased by the strong results from our Ingredients Operations segment. That segment is developing nicely and was bolstered by our acquisition of Shank’s on October 4, 2021. Shank’s adds valuable capabilities to the segment, including flavors and extracts, custom packaging, bottling, and product development.

We continued to experience the impact of tobacco shipment timing on our results in the nine months and quarter ended December 31, 2021. Tobacco shipments through the nine months ended December 31, 2021, were lower, compared to the same period in fiscal year 2021, in part due to elevated tobacco shipments in the third quarter of fiscal year 2021 related to earlier customer mandated shipment timing. Logistical challenges due to continued limitations in worldwide shipping availability stemming from the ongoing COVID-19 pandemic also slowed tobacco shipments in the nine months ended December 31, 2021. However, despite the shipment timing variations and logistical challenges, we believe that our tobacco business remains robust with strong customer demand, and our uncommitted tobacco inventory levels remain well within our target range.

Our businesses have performed well managing global supply chain constraints, particularly shipping availability. However, due to continued lack of containers, trucks, and vessels in certain geographies, we expect that some tobacco shipments from certain origins will be pushed into fiscal year 2023.

Inflationary pressures including higher freight and labor expenses have driven up our costs in both our tobacco and ingredients operations. We are also seeing higher raw materials costs for both tobacco and ingredients products, and we have been working diligently to build these increased costs into our product costs and customer contracts. Despite rising prices, we believe demand remains strong for both our tobacco and ingredients products. While it is still very early, we are also forecasting smaller crops in several key origins for fiscal year 2023.

Sustainability has long been a core tenant of how we conduct our business, and we work to clearly communicate our sustainability goals and efforts. We published our fiscal year 2021 Sustainability Report in December 2021, and it is available on our website, www.universalcorp.com. We are excited about our measurable sustainability goals and targets outlined in the report and are committed to continue to build on our global sustainability programs to reinforce the sustainability of our supply chains.

FINANCIAL HIGHLIGHTS
	Nine Months Ended December 31,		Change
(in millions of dollars, except per share data)	2021	2020	$	%

Consolidated Results
Sales and other operating revenue	$1,456.6	$1,365.8	$90.9	7%
Cost of goods sold	$1,170.0	$1,103.7	$66.3	6%
Gross Profit Margin	19.7%	19.2%		50 bps
Selling, general and administrative expenses	$175.5	$161.2	$14.4	9%
Restructuring and impairment costs	$10.5	$20.0	$(9.5)	(48)%
Operating income (as reported)	$103.2	$85.1	$18.1	21%
Adjusted operating income (non-GAAP)*	$116.5	$107.6	$8.9	8%
Diluted earnings per share (as reported)	$2.44	$1.94	$0.50	26%
Adjusted diluted earnings per share (non-GAAP)*	$2.76	$2.59	$0.17	7%
Segment Results
Tobacco operations sales and other operating revenues	$1,268.6	$1,278.8	$(10.2)	(1)%
Tobacco operations operating income	$105.6	$107.7	$(2.1)	(2)%
Ingredients operations sales and other operating revenues	$188.0	$86.9	$101.1	116%
Ingredient operations operating income	$10.6	$(4.7)	$15.3	325%
*See Reconciliation of Certain Non-GAAP Financial Measures in Other Items below.

Net income for the nine months ended December 31, 2021, was $60.8 million, or $2.44 per diluted share, compared with $48.0 million, or $1.94 per diluted share, for the nine months ended December 31, 2020. Excluding restructuring and impairment costs and certain other non-recurring items, detailed in Other Items below, net income and diluted earnings per share increased by $4.5 million and $0.17, respectively, for the nine months ended December 31, 2021, compared to the nine months ended December 31, 2020. Operating income of $103.2 million for the nine months ended December 31, 2021, increased by $18.1 million, compared to operating income of $85.1 million for the nine months ended December 31, 2020. Adjusted operating income, detailed in Other Items below, of $116.5 million increased by $8.9 million for the nine months ended December 31, 2021, compared to adjusted operating income of $107.6 million for the nine months ended December 31, 2020.

Net income for the quarter ended December 31, 2021, was $34.9 million, or $1.40 per diluted share, compared with $33.3 million, or $1.34 per diluted share, for the quarter ended December 31, 2020. Excluding restructuring and impairment costs and certain other non-recurring items, detailed in Other Items below, net income and diluted earnings per share decreased by $9.7 million and $0.39, respectively, for the quarter ended December 31, 2021, compared to the quarter ended December 31, 2020. Operating income of $62.8 million for the quarter ended December 31, 2021, increased by $2.6 million, compared to operating income of $60.2 million for the quarter ended December 31, 2020. Adjusted operating income, detailed in Other Items below, of $74.9 million decreased by $10.4 million for the third quarter of fiscal year 2022, compared to adjusted operating income of $85.2 million for the third quarter of fiscal year 2021.

Consolidated revenues increased by $90.9 million to $1.5 billion for the nine months ended December 31, 2021, compared to the same period in fiscal year 2021, on the addition of the businesses acquired in the Ingredients Operations segment and a better product mix and higher sales prices in the Tobacco Operations segment. In the quarter ended December 31, 2021, consolidated revenues decreased by $20.3 million to $652.6 million, compared to the quarter ended December 31, 2020, on lower tobacco sales volumes offset in part by a better tobacco product mix and higher tobacco sales prices as well as the inclusion of the Shank’s acquisition in the Ingredients Operations segment.

Tobacco Operations

Operating income for the Tobacco Operations segment decreased by $2.1 million to $105.6 million and by $14.3 million to $69.8 million, respectively, for the nine months and quarter ended December 31, 2021, compared to the same periods in fiscal year 2021. Tobacco Operations segment results declined largely due to tobacco shipment timing, partially offset by a favorable product mix consisting of a higher percentage of lamina tobacco as well as increased value-added services to customers in the nine months and quarter ended December 31, 2021, compared to the nine months and quarter ended December 31, 2020. Africa sales volumes were lower in the nine months and quarter ended December 31, 2021, compared to the same periods in fiscal year 2021, on smaller burley crops as well as slower shipment timing. Sales volumes for Brazil were lower in the nine months ended December 31, 2021, compared to the same period in the prior year, when high volumes of lower margin carryover tobaccos shipped. Vessel and container availability has also been limited in Brazil in fiscal year 2022, which has slowed shipments. In Asia, although trading volumes were down on high freight costs, our operations saw a more favorable product mix, as well as increased value-added services for customers during the nine months and quarter ended December 31, 2021, compared to the same periods in the prior fiscal year. Our operations in Europe experienced higher energy costs in the quarter and nine months ended December 31, 2021, compared to the same periods in the prior fiscal year. Selling, general, and administrative expenses for the Tobacco Operations segment were higher in the nine months and quarter ended December 31, 2021, compared to the nine months and quarter ended December 31, 2020, primarily due to unfavorable foreign currency exchange comparisons, mainly remeasurement. Revenues for the Tobacco Operations segment of $1.3 billion for the nine months and $578.0 million for the quarter ended December 31, 2021, were down $10.2 million and $45.8 million, respectively, compared to the same periods in the prior fiscal year, on lower sales volumes partially offset by a more favorable product mix as well as higher sales prices.

Ingredients Operations

Operating income for the Ingredients Operations segment was $10.6 million and $3.5 million, respectively, for the nine months and quarter ended December 31, 2021, compared to operating losses of $4.7 million and $2.5 million, respectively, for the nine months and quarter ended December 31, 2020. Results for the segment include our October 2020 acquisition of Silva and our October 2021 acquisition of Shank’s. For both the nine months and quarter ended December 31, 2021, our Ingredients Operations saw strong volumes in both human and pet food categories as well as some rebound in demand from sectors that have been impacted by the ongoing COVID-19 pandemic. In addition, the segment saw strong sales of organic-based products, certain dehydrated products, and flavors and extracts. Selling, general, and administrative expenses for the segment increased in the nine months and quarter ended December 31, 2021, compared to the same periods in the prior fiscal year, on the addition of the acquired businesses. Revenues for the Ingredients Operations segment increased by $101.1 million to $188.0 million and by $25.6 million to $74.6 million, respectively, for the nine months and quarter ended December 31, 2021, compared to the nine months and quarter ended December 31, 2020, primarily on the addition of the revenues for the acquired businesses.

COVID-19 Pandemic Impact

On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) a pandemic. Foreign governmental organizations and governmental organizations in the United States have taken various actions to combat the spread of COVID-19 and its subsequent variants, including imposing stay-at-home orders, closing “non-essential” businesses and their operations, and restricting international travel. We continue to closely monitor developments related to the ongoing COVID-19 pandemic and have taken and continue to take steps intended to mitigate the potential risks and impacts to us. It is paramount that our employees who operate our businesses are safe and informed. We have assessed and regularly update our existing business continuity plans for our business in the context of this pandemic. For example, we have taken precautions during the pandemic with regard to employee and facility hygiene, imposed travel limitations on our employees, implemented work-from-home procedures, and we continue to assess and reevaluate protocols designed to protect our employees, customers and the public.

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

Other Items

Cost of goods sold in the nine months ended December 31, 2021, increased by 6% to $1.2 billion and decreased by 2% to $521.2 million in the quarter ended December 31, 2021, compared with the same periods in the prior fiscal year, as a result of the acquisitions in our Ingredients Operations segment as well as variances in volumes and product mix in the Tobacco Operations segment. Selling, general, and administrative costs for the nine months and quarter ended December 31, 2021, increased by $14.4 million to $175.5 million and by $0.9 million to $60.3 million, respectively, compared to the same periods in the prior fiscal year, on additional costs from the acquisitions in the Ingredients Operations segment as well as unfavorable foreign currency comparisons, mainly remeasurement, partially offset by lower compensation costs in the Tobacco Operations segment. Unfavorable foreign currency comparisons were approximately $11.5 million and $5.0 million, respectively, in the nine months and quarter ended December 31, 2021, compared to the same periods in the prior year. Interest expense for the nine months and quarter ended December 31, 2021, increased by $1.7 million to $20.8 million and by $0.7 million to $7.5 million, respectively, largely on higher average debt balances and interest rates.

For the nine months and quarter ended December 31, 2021, the Company’s effective tax rate on pre-tax income was 21.0% and 23.4% respectively. In the nine months ended December 31, 2021, the Company recognized a $1.7 million income tax benefit related to a final tax ruling at a foreign subsidiary and a $1.2 million benefit in the third fiscal quarter of 2022 due to finalizing the prior year U.S. tax return. Without these income tax benefits, the adjusted effective tax rate for the nine months and quarter ended December 31, 2021, would have been 24.2% and 25.5%, respectively.

For the nine months and quarter ended December 31, 2020, our consolidated effective tax rate was 18.6% and 26.5%, respectively. For the nine months ended December 31, 2020, income tax expense included a $4.4 million benefit for final tax regulations regarding the treatment of dividends paid by foreign subsidiaries and a $2.9 million benefit in the third fiscal quarter of 2021 due to amending and finalizing prior year U.S. tax returns. Without these income tax benefits, the consolidated effective tax rate for the nine months and quarter ended December 31, 2020, would have been approximately 29.3% and 31.7%, respectively.

Reconciliation of Certain Non-GAAP Financial Measures

The following tables set forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2021	2020	2021	2020
As Reported: Consolidated operating income	$62,773	$60,186	$103,191	$85,065
Purchase accounting adjustment (1)	3,057	2,800	3,057	2,800
Transaction costs for acquisitions(2)	597	2,252	2,310	3,915
Restructuring and impairment costs(3)	8,433	19,979	10,457	19,979
Fair value adjustment to contingent consideration for FruitSmart acquisition(4)	—	—	(2,532)	(4,173)
Adjusted operating income	$74,860	$85,217	$116,483	$107,586

Adjusted Net Income and Diluted Earnings Per Share
(in thousands and reported net of income taxes)	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
As Reported: Net income available to Universal Corporation	$34,940	$33,273	$60,807	$48,049
Purchase accounting adjustment (1)	2,415	2,800	2,415	2,800
Transaction costs for acquisitions(2)	482	2,252	2,195	3,915
Restructuring and impairment costs(3)	6,874	16,100	7,879	16,100
Fair value adjustment to contingent consideration for FruitSmart acquisition(4)	—	—	(2,532)	(4,173)
Interest (income) expense related to tax matters at foreign subsidiaries	—	—	(470)	1,849
Income tax benefit on a final tax ruling (fiscal year 2022) and dividends paid from foreign subsidiaries (fiscal year 2021)(5)	—	—	(1,686)	(4,421)
Adjusted net income available to Universal Corporation	$44,711	$54,425	$68,608	$64,119

As reported: Diluted earnings per share	$1.40	$1.34	$2.44	$1.94
As adjusted: Diluted earnings per share	$1.80	$2.19	$2.76	$2.59
(1)The Company recognized an increase in cost of goods sold in the third quarters of fiscal year 2022 and 2021, relating to the expensing of fair value adjustments to inventory associated with the acquisition accounting for Shank's (effective October 4, 2021) and Silva (effective October 1, 2020). The adjustment related to the Silva acquisition is not deductible for U.S. income tax purposes.
(2)The Company incurred selling, general, and administrative expenses for due diligence and other transaction costs associated with the acquisitions of Shank's and Silva. A portion of these costs is not deductible for U.S. income tax purposes..
(3)Restructuring and impairment costs are included in Consolidated operating income in the consolidated statements of income, but excluded for purposes of Adjusted operating income, Adjusted net income available to Universal Corporation, and Adjusted diluted earnings per share. See Note 4 for additional information.
(4)The Company reversed the contingent consideration liability for the FruitSmart acquisition, as a result of certain performance metrics that did not meet the required threshold stipulated in the purchase agreement.
(5)The Company recognized income tax benefits related to a favorable final income tax ruling at a foreign subsidiary (fiscal year 2022) and final U.S. tax regulations on certain dividends paid by foreign subsidiaries (fiscal year 2021).

Liquidity and Capital Resources

Overview

After significant seasonal working capital investment in our tobacco operations in the first half of the fiscal year, we generally see tobacco inventory levels and other working capital items decrease in the second half of our fiscal year as tobacco crops in Africa, South America, and North America are being shipped. We saw the beginning of the seasonal contraction in our working capital requirements by the end of the third quarter of fiscal year 2022, however, that contraction has been smaller than in fiscal year 2021 largely due to tobacco shipment timing. We funded our working capital needs in the nine months ended

December 31, 2021, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. We expect tobacco crop shipments to continue to be weighted to the second half of the fiscal year with significant shipments expected in our fourth fiscal quarter.

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

Our balance sheet at December 31, 2021, also reflects our acquisition of Shank’s on October 4, 2021. The acquisition was financed using a combination of cash on hand and borrowings under our committed revolving credit facility.

Operating Activities

We used $51.6 million in net cash flows from our operations during the nine months ended December 31, 2021. That amount was higher than during the same period last fiscal year when we generated $38.6 million in net cash flows largely due to tobacco shipment timing. Tobacco inventory levels increased by $214.9 million from March 31, 2021 levels to $855.6 million at December 31, 2021, on seasonal leaf purchases. Tobacco inventory levels were $41.3 million above December 31, 2020 levels, mainly due to shipment timing. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with tobacco farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At December 31, 2021, our uncommitted tobacco inventories were $132.0 million, or about 15% of total tobacco inventory, compared to $139.2 million, or about 22% of our March 31, 2021 tobacco inventory, and $155.7 million, or about 19% of our December 31, 2020 tobacco inventory. While we target committed inventory levels of 80% or more of total tobacco inventory, the level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Our balance sheet accounts reflected seasonal patterns in the nine months ended December 31, 2021, on deliveries of tobacco crops by farmers in both South America, Africa, and North America. Cash and cash equivalent balances decreased by $97.9 million from March 31, 2021 levels, as we used cash, including collections on receivables, to fund seasonal working capital needs. Accounts receivable were $400.1 million at December 31, 2021, an increase of $32.6 million from March 31, 2021, mainly on seasonal increases. Goodwill and other intangibles and notes payable and overdrafts were up by $64.5 million and $151.3 million, respectively, compared from March 31, 2021 levels, mainly due the Shank’s acquisition in our Ingredients Operations segment. Accounts payable and accrued expenses increased by $81.9 million from March 31, 2021 levels, primarily on tobacco purchases.

Accounts receivable were up $45.5 million for the nine months ended December 31, 2021, compared to the same period in the prior fiscal year, on the timing of tobacco shipments. Notes payable and overdrafts increased by $123.0 million in the nine months ended December 31, 2021, compared to the same period in the prior fiscal year, largely on the Shank’s acquisition. Accounts payable and accrued expenses were up $65.0 million in the nine months ended December 31, 2021, compared to the same period in the prior fiscal year, primarily on tobacco purchases.

Investing Activities

Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities for our plant-based ingredients platform that utilize our assets and capabilities; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return as well as leverage our assets and expertise or enhance our farmer base. In line with our capital allocation strategy, we acquired Shank’s for approximately $100 million on October 4, 2021. In the quarter ended December 31, 2021, we also spent approximately $13 million to purchase the real property assets related to the Shank’s acquisition. The acquisition expands our plant-based ingredients platform, adding to our product offerings and growing the value-added services available to our customers by adding flavors and extracts, custom packaging, bottling, and product development capabilities.

Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the nine months ended December 31, 2021 and 2020, we invested about $39.8 million and $33.8 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $30.4 million and $28.6 million for the nine months ended December 31, 2021 and 2020, respectively. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. We currently expect to spend approximately $45 to $55 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.

Our Board of Directors approved our current share repurchase program in November 2020. The program authorizes the purchase of up to $100 million of our common stock through November 15, 2022. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended December 31, 2021, we did not purchase any shares of common stock. As of December 31, 2021, approximately 24.6 million shares of our common stock were outstanding and our available authorization under our current share repurchase program was $100 million.

Financing Activities

On October 4, 2021, we acquired Shank’s for approximately $100 million. In the quarter ended December 31, 2021, we also spent approximately $13 million to purchase the real property assets related to the Shank’s acquisition. We financed the acquisition and real property assets using cash-on-hand and borrowings under our committed revolving credit facility.

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization was approximately 35% at December 31, 2021, up from the December 31, 2020 level of approximately 31%, largely on higher debt balances due in part to the Shank’s acquisition in October 2021, and up from the March 31, 2021 level of approximately 25% on the acquisition and seasonal working capital borrowings. As of December 31, 2021, we had $99.3 million in cash and cash equivalents, our short-term debt totaled $252.6 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of December 31, 2021, we had $260 million available under a committed revolving credit facility that will mature in December 2023, and we had about $188 million in unused, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration statement that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing until fiscal year 2024. Our seasonal working capital requirements for our tobacco business typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At December 31, 2021, the fair value of our outstanding interest rate swap agreements was a liability of about $17 million, and the notional amount swapped was $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on a portion of our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecasted purchases of tobacco, related processing costs, and crop input sales in Brazil, as well as our net monetary balance sheet exposures in local currency there. We generally account for our hedges of forecasted tobacco purchases as cash flow hedges. At December 31, 2021, the fair value of our open hedges was a net liability of about $1.8 million. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net asset of approximately $0.1 million at December 31, 2021.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding the portion of our bank term loans that have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $403 million at December 31, 2021. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $4.0 million, that amount would be at least partially mitigated by changes in charges to customers.

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

We have excluded Shank's Extracts, LLC ("Shank's"), our wholly-owned subsidiary we acquired on October 4, 2021, which is included in our Consolidated Financial Statements, from our assessment of internal control over financial reporting as of December 31, 2021. Shank's represented 5% of consolidated total assets as of December 31, 2021 and 1% of consolidated sales and other operating revenues for the nine months ending December 31, 2021. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended December 31, 2021:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October 1-31, 2021	—	$—	—	$100,000,000
November 1-30, 2021	—	—	—	100,000,000
December 1-31, 2021	—	—	—	100,000,000
Total	—	$—	—	$100,000,000
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

Date:	February 2, 2022	UNIVERSAL CORPORATION
(Registrant)

/s/ Johan C. Kroner
Johan C. Kroner, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Scott J. Bleicher
Scott J. Bleicher, Vice President and Controller
(Principal Accounting Officer)