Form 10-K
period 2022-03-31
UNIVERSAL CORP /VA/
filed 2022-05-27
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE FISCAL YEAR ENDED	MARCH 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates, based upon the closing sales price on the New York Stock Exchange of the registrant's common stock on September 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.2 billion.
As of May 24, 2022, the total number of shares of common stock outstanding was 24,557,980.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant's 2021 Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended March 31, 2022.

UNIVERSAL CORPORATION
FORM 10-K

Forward-Looking Statements
This Annual Report on Form 10-K, which we refer to herein as our Annual Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Among other things, these statements relate to Universal Corporation’s financial condition, results of operations and future business plans, operations, opportunities, and prospects. In addition, Universal Corporation and its representatives may make written or oral forward-looking statements from time to time, including statements contained in other filings with the Securities and Exchange Commission (the “SEC”) and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: impacts of the COVID-19 pandemic; success in pursuing strategic investments or acquisitions and integration of new businesses and the impact of these new businesses on future results; product purchased not meeting quality and quantity requirements; reliance on a few large customers; its ability to maintain effective information technology systems and safeguard confidential information; anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation and other stakeholder expectations; economic and political conditions in the countries in which we and our customers operate, including the ongoing impacts from the conflict in Ukraine; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; impacts of regulation and litigation on our customers; industry-specific risks related to its plant-based ingredient businesses; exposure to certain regulatory and financial risks related to climate change; changes in estimates and assumptions underlying its critical accounting policies; the promulgation and adoption of new accounting standards, new government regulations and interpretation of existing standards and regulations; and general economic, political, market, and weather conditions. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors.” We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. In addition, the discussion of the impact of current trends on our business in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions” in Item 7 should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report.
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

PART I
Item 1.  Business
A.    The Company
Overview
We are a global business-to-business agri-products supplier to consumer product manufacturers, operating in over 30 countries on five continents. We strive to be the supplier of choice for our customers by leveraging our farmer base, our commitment to a sustainable supply chain, and our ability to provide high-quality, customized, traceable, value-added agri-products essential for our customers’ requirements. We find innovative solutions to serve our customers and have been meeting their agri-product needs for more than 100 years. Our principal focus since our founding in 1918 has been tobacco, and we are the leading global leaf tobacco supplier. The largest portion of our business involves procuring and processing flue-cured, burley, and dark air-cured leaf tobacco for manufacturers of consumer tobacco products. Through our plant-based ingredients platform, we provide a variety of value-added manufacturing processes to produce high-quality, specialty vegetable- and fruit-based ingredients as well as botanical extracts and flavorings for human and pet food end markets. We do not manufacture any direct to consumer products. Rather, we support consumer product manufacturers by selling them agri-products and performing related services for them.
Recognizing that leaf tobacco is a mature industry, we have been positioning our company for the future by investing in and strengthening our plant-based ingredients platform, while maintaining our position as the leading global leaf tobacco supplier. In fiscal year 2022, we continued to make progress towards building and enhancing our plant-based ingredients platform. On October 4, 2021, we acquired Shank’s Extracts, LLC (“Shank’s”), a specialty ingredient botanical extract and flavorings company with bottling and packaging capabilities. We have been integrating and exploring opportunities for synergies between our acquired businesses, FruitSmart, Inc. (“FruitSmart”), acquired on January 1, 2020, Silva International, Inc. (“Silva”), acquired on October 1, 2020, and Shank’s.
We generated approximately $2.1 billion in consolidated revenues and earned $160.3 million in total operating income and $174.3 million in total segment operating income in fiscal year 2022. Universal Corporation is a holding company that operates through numerous directly and indirectly owned subsidiaries. Universal Corporation’s primary subsidiaries are Universal Leaf Tobacco Company, Incorporated ("Universal Leaf"), which is associated with our Tobacco Operations segment, and Universal Global Ventures, Incorporated, which is associated with our Ingredients Operations segment. See Exhibit 21, “Subsidiaries of the Registrant,” for additional subsidiary information.
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

B.    Description of Business
Given the significant and strategic investments in our plant-based ingredients platform, we evaluated our operating segments for financial reporting purposes during the quarter ended December 31, 2020. Based on our evaluation, we determined that we conduct our operations across two primary reportable operating segments, Tobacco Operations and Ingredients Operations. The segments reflect how we manage our Company, allocate resources, and assess business performance. Prior period segment information has been recast retrospectively to reflect these changes.
Tobacco Operations
Our primary business is contracting, procuring, financing, processing, packing, storing, and shipping leaf tobacco for sale to manufacturers of consumer tobacco products throughout the world. Procuring leaf tobacco involves contracting with, providing agronomy support to, and financing farmers in many origins. We do not manufacture cigarettes or other consumer tobacco products. Rather, we support consumer product manufacturers by selling them processed leaf tobacco and performing related services for them. Through various operating subsidiaries and unconsolidated affiliates located in tobacco-growing origins around the world, we contract, purchase, process, and sell flue-cured, burley, and dark air-cured tobaccos, as well as oriental tobaccos. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes as well as in shisha, while dark air-cured tobaccos are used mainly in the manufacture of cigars, natural wrapped cigars and cigarillos, smokeless, and pipe tobacco products. Some of these tobacco types are also increasingly used in the manufacture of next generation tobacco products that are intended to provide consumers with a reduced-risk alternative to traditional combustible tobacco products. We also provide value-added services to our customers, including blending, chemical and physical testing of tobacco, service cutting for select manufacturers, manufacturing reconstituted leaf tobacco, and managing just-in-time inventory.
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
In addition to our leaf tobacco business, we are involved in other smaller-scale tobacco opportunities. Our wholly-owned subsidiary, AmeriNic, Inc., produces liquid nicotine for next generation tobacco products. AmeriNic’s products are manufactured under stringent United States Pharmacopeia standards. Global Laboratory Services, Inc., another wholly-owned subsidiary, provides testing for crop protection agents and tobacco constituents in seed, leaf, and finished products, including e-cigarette liquids and vapors, and has capabilities for testing non-tobacco products. Analytical services include chemical compound testing in finished tobacco products and mainstream smoke. We also have a U.S. based business that recycles waste materials from tobacco production.
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
With respect to our leaf tobacco business, we generate our revenues from product sales of processed, packed tobacco that we source, from processing fees for tobacco owned by third parties, and from fees for other services. Sales to our largest customers, with whom we have longstanding relationships, have accounted for more than 60% of our consolidated revenues for each of the past three fiscal years. Our sales consist primarily of flue-cured, burley, and dark air-cured tobaccos. For the fiscal year ended March 31, 2022, our Tobacco Operations segment accounted for 87% of our revenues and 90% of our segment operating income.
We conduct our leaf tobacco business in varying degrees in a number of countries, including Bangladesh, Brazil, Canada, the Dominican Republic, Ecuador, France, Germany, Guatemala, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Paraguay, the People’s Republic of China, the Philippines, Poland, Russia, Singapore, South Africa, Spain, Switzerland, the United Arab Emirates, the United States, and Zimbabwe. In addition, our oriental tobacco joint venture, Socotab, L.L.C. ("Socotab") has operations in Bulgaria, Greece, the Republic of North Macedonia, and Turkey.
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
We are a major purchaser and processor in the primary exporting regions for flue-cured and burley tobacco throughout the world. Africa, Brazil, and the United States produce approximately two-thirds of the flue-cured and burley tobacco grown outside of China. We estimate that over the last five years we have handled, through leaf sales or processing, on average between 25% and 35% of the annual production of such tobaccos in Africa, between 35% and 45% and the United States, and between 15% and 25% in Brazil. These percentages can change from year to year based on the size, price, and quality of the crops. We participate in the procurement, processing, storage, and sale of oriental tobacco through ownership of a 49% equity interest in Socotab, a leading supplier of oriental tobaccos. In addition, we maintain a presence, and in certain cases, a leading presence, in all other major tobacco growing regions in the world. We believe that our leading position in the leaf tobacco industry is based on our volumes handled, our operating presence in all of the major sourcing areas, our ability to meet customer style, volume, and quality requirements, our experience in dealing with large numbers of farmers, our expertise in delivering a sustainable supply of compliant, traceable, competitively-priced leaf tobacco, our long-standing relationships with customers, our development of processing equipment and technologies, and our financial position which enables us to make strategic investments in our business. The efficiencies that we offer our customers, due to our established network of operational expertise and infrastructure on the ground and our ability to market most styles and grades of leaf to a diverse customer base, are also key to our success.
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
Our foreign operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, and currency fluctuations. During the tobacco season in many of the countries listed above, we advance funds, guarantee local loans, or do both, each in substantial amounts, for the eventual purchase of tobacco. The majority of these seasonal advances and loan guarantees mature in one year or less upon the farmers’ delivery of contracted tobaccos. Most advances to farmers are denominated in local currency, which is a source of foreign currency exchange rate risk. Most tobacco sales are denominated in U.S. dollars, which reduces our foreign currency exchange risk after the tobacco has been purchased. See Item 1A, “Risk Factors” for more information about our foreign currency exchange and other international business risks.
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
Customers
A material part of our tobacco business is dependent upon a few customers. Our largest customers are Altria Group Inc., British American Tobacco plc, China Tobacco International, Inc., Imperial Brands plc, Japan Tobacco, Inc., Philip Morris International, Inc., and Swedish Match AB. In the aggregate, these customers have accounted for more than 60% of our consolidated revenues for each of the past three fiscal years. For the fiscal year ended March 31, 2022, each of British American Tobacco plc, Imperial Brands plc, and Philip Morris International, Inc., including their respective affiliates, accounted for 10% or more of our revenues. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on our results. We have longstanding relationships with all of these customers.
We had commitments from customers for approximately $694 million of the tobacco in our inventories at March 31, 2022. Based upon historical experience, we usually expect that about 90% of such orders will be delivered during the following fiscal year. However, we expect a lower percentage of such orders will be delivered in fiscal year 2023 due to COVID-related logistical challenges. Most of our products require shipment via trucks and oceangoing vessels to reach customer destinations. Delays in the delivery of orders can result from such factors as truck and container availability, port access and capacity, vessel scheduling, and changing customer requirements for shipment.
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

Competition
Competition among leaf tobacco suppliers is based on the ability to meet customer specifications in the growing, buying, processing, and financing of tobacco, and on the prices charged for products and services. Competition varies depending on the market or country involved. The number of competitors varies from country to country, but there is competition in most areas to buy and sell the available tobacco. Our principal competitor is Pyxus International, Inc. (“Pyxus”) (formerly Alliance One International, Inc.). Pyxus operates in some of the countries where we operate. However, we are the only global leaf tobacco supplier with operations in the Dominican Republic, Ecuador, Hungary, Italy, Mexico, Mozambique, Paraguay, the Philippines, and Poland and that participates in the sale and production of dark air-cured tobaccos. We also have reconstituted tobacco sheet facilities and operations that handle dark air-cured tobacco and other tobaccos. We consider ourselves and Pyxus to be the only global leaf suppliers based on our worldwide scope of operations. Most of our major customers are partially vertically integrated, and thus also compete with us for the purchase of leaf tobacco in several of the major markets.
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
Ingredients Operations
Our ingredients businesses provide our business-to-business customers with a broad range of plant-based ingredients for both human and pet consumption. A variety of value-added manufacturing processes are used in these businesses to convert raw materials into a wide spectrum of fruit and vegetable juices, concentrates, dehydrated products, botanical extracts, and flavorings. Our plant-based ingredients platform serves the Food and Beverage market, one of the largest industrial categories in the United States. There are thousands of companies represented in this segment and hundreds that offer similar or competitive types of products. We distinguish ourselves in this market by offering high-quality, customized product solutions with global sourcing capabilities and by having strong, long-standing customer relationships. Customers of our ingredients businesses include large multinational food and beverage companies, as well as smaller independent entities. No customer accounted for more than 10% of our Ingredients Operations segment revenues in fiscal year 2022. FruitSmart, Silva, and Shank's are the primary operations for the Ingredients Operations segment. In December 2020, we announced the wind-down of Carolina Innovative Food Ingredients, Inc. (“CIFI”), a greenfield operation that primarily manufactured both dehydrated and liquid sweet potato products having determined that CIFI is not a strategic fit for the long-term objectives of our plant-based ingredients platform. Sales of remaining inventory, the sale of the CIFI manufacturing facility, and certain administrative activities at CIFI continued into fiscal year 2022.
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

Shank’s produces botanical extracts, flavorings and has bottling capabilities. Shank’s has a strong presence within the botanical extracts, flavorings, and bottling marketplace, with significant vanilla expertise. In addition to pure vanilla extract products, Shank’s offers a robust portfolio of over 2,400 other extracts, distillates, natural flavors and colors for industrial and private label customers worldwide. Shank’s employs more than 200 people and has a 191,000 square foot manufacturing campus in Lancaster, Pennsylvania. The acquisition of Shank’s added flavors, custom packaging and bottling, and product development capabilities to our plant-based ingredients platform.
Sustainability
We believe we have a fundamental responsibility to our stakeholders to set high standards of social and environmental performance to support a sustainable supply chain and operations. In 2018, Universal celebrated 100 years in business. Our 100 year anniversary was an opportunity to look back at our accomplishments, and to look forward to our future. We believe sustainability is a key component of our past and future success, and we highlighted our 100 year anniversary by publishing a Sustainability Review to promote our commitment to sustainability. Since then we have produced annual sustainability reports, and we have committed to continuing our annual sustainability reporting. Our Board of Directors further evidenced our commitment to sustainability by amending our Nominating and Corporate Governance Committee charter to give the Committee oversight of our Environmental, Social and Governance ("ESG") programs.
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
Environmental Impacts
Universal is committed to abiding by environmental laws and regulations, monitoring our supply chain activities, and cooperating with supply chain partners to implement strategies that mitigate and reduce environmental impacts that may be associated with our business. We recognize three primary environmental risks related to our global footprint: water usage; emissions; and waste. In fiscal year 2020, several environmental projects and programs were expanded and implemented to further minimize our environmental footprint, including GAP program initiatives to address environmental risks on contracted farms. In addition, we publicly committed to meet a science-based greenhouse gas emissions reduction target of 30% for our Company by 2030 through the Science Based Targets Initiative.
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
As of March 31, 2022, we employed more than 25,000 employees, located in over 30 different countries across five continents. Approximately 55% of our employees are seasonal and approximately 45% of our employees are full time. More than 48% of our employees are female and almost 17% of our managers are female. Globally, Universal has twelve collective bargaining agreements in place, covering approximately 56% of our workforce. The sizeable seasonal nature of our global workforce makes these numbers fluctuate throughout the year. The above percentages reflect our workforce on March 31, 2022.

We are a multinational and multicultural organization, with employees and operations located around the world, and we are committed to creating a diverse and inclusive workplace. Less than 6% of our employees are located in the United States. Almost all of our employees are from the same country in which our operations are located. Our expatriate hires represent less than 0.5% of our workforce, and they are hired due to their essential professional knowledge necessary to the operation of our business.
Universal Corporation’s Board of Directors’ Role in Human Capital Management
Our Board of Directors believes that human capital management is an important component of our continued growth and success and is essential to our ability to attract, retain, and develop talented and skilled employees. We pride ourselves on a culture that respects co-workers and values concern for others.
Our Nominating and Corporate Governance Committee and our Compensation Committee both have important roles with respect to human capital management. The Nominating and Corporate Governance Committee oversees and reviews our ESG programs, which include important policies and practices related to human rights, diversity and inclusion, prohibitions against discrimination, and other policies related to our workforce as well as our Board of Directors. The Compensation Committee has oversight of compensation, benefits, and retention and development processes, including an annual review of the Company's succession planning and leadership development program.
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
D.    Research and Development
We did not expend material amounts for research and development during the fiscal years ended March 31, 2022, 2021, or 2020.
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
Epidemics, pandemics or similar widespread public health concerns, such as COVID-19, could adversely affect our business, financial condition, results of operations and demand for our products and services.
Since January 2020, the COVID-19 outbreak, characterized as a pandemic by the World Health Organization ("WHO") on March 11, 2020, has caused, and could possibly continue to cause a widespread health crisis and significantly disrupt the U.S. and global economies, markets and supply chains. The ultimate impact of the COVID-19 pandemic or any future pandemic or disease outbreak on our business, financial condition, results of operations and the demand for our products and services in the future is uncertain, and it is impossible to predict whether any impacts we have experienced to date would continue or worsen in the future. The extent to which the COVID-19 pandemic or any future pandemic or disease outbreak will impact our business, financial condition, results of operations, and demand for our products and services will depend on future developments including the ongoing geographic spread of the health crisis, the impact of disease mutations, the severity and duration of the health crisis, and the type and duration of actions that may be taken by various governmental authorities in response to the COVID-19 pandemic or any future pandemic or disease outbreak and the impact on the U.S. and the global economies, markets, and supply chains. COVID-19, and other adverse public health developments in countries and states where we operate, therefore, could have a material and adverse effect on our business, financial condition, results of operations and the demand for our products and services. These effects could include a negative impact on the availability of our employees, temporary closures of our facilities or the facilities of our business partners, customers, suppliers, third party service providers or other vendors, and the interruption of domestic and global supply chains, distribution channels, liquidity and capital markets. In addition, we have taken and will continue to take precautionary measures, including through consultation with governmental authorities and union representatives, intended to help minimize the risk of the COVID-19 pandemic to our employees, including implementing work-from-home protocols, instituting mandatory stay-at-home policies for those who are ill or significantly exposed to COVID-19, acquiring personal protective equipment (PPE), increasing sanitation and special sanitation of work areas, mandating social distancing (particularly among our employees engaged in manual processes), altering work arrangements to maintain social distancing and limiting visitors and non-employees at our facilities. Our business continuity plans and other safeguards, however, may not be effective to mitigate the results of the COVID-19 pandemic.
The impact of the COVID-19 pandemic and any worsening of the global business and economic environment as a result may also exacerbate the following risk factors discussed below in this Form 10-K, any of which could have a material effect on us. This situation remains fluid and additional impacts may arise that we are not aware of currently.
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
With respect to our leaf tobacco operations, our financial results can be significantly affected by changes in the overall balance of worldwide supply and demand for leaf tobacco. The demand for leaf tobacco, which is based upon customers’ expectations of their future requirements, can change from time to time depending upon factors affecting the demand for their products. Our customers’ expectations and their demand for leaf tobacco are influenced by a number of factors, including:
•trends in the global consumption of cigarettes,
•trends in consumption of cigars and other tobacco products,
•trends in consumption of alternative tobacco products, such as electronic nicotine delivery systems ("ENDS") and non-combustible products,
•levels of competition among our customers, and
•regulatory and governmental factors.
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
We may not be able to increase prices to fully offset inflationary and other pressures on costs, such as raw products, packing materials, labor, energy, and distribution costs.
As a supplier of leaf tobacco and plant-based ingredients, we source our raw materials globally and rely on labor, energy, packing materials, and distribution resources to produce and distribute our products. Many of these materials and inputs are subject to price fluctuations from a number of factors, including but not limited to changes in crop sizes, crop qualities, crop disease, product scarcity, fertilizer costs, energy costs, labor costs, currency fluctuations, import and export requirements (including tariffs), adverse weather events, pandemic illness (such as the COVID-19 pandemic), political instability or military conflict such as the ongoing conflict in Ukraine, and other factors that may be beyond our control. We try to pass along to our customers some or all cost increases through increases in the sales prices of our products. To the extent that price increases are not sufficient to offset the cost increases or we experience reductions in sales volumes, our business results and financial condition may be adversely affected.
Weather and other conditions can affect the marketability of our products.
Tobacco and other agricultural crops are subject to vagaries of weather and the environment that can, in some cases, change the quality or size of the crops. Severe weather conditions may occur with higher frequency or may be less predictable in the future due to the effects of climate change. If a weather event or other event is particularly severe, such as a volcanic eruption, major drought, hurricane, cyclone, typhoon, windstorm, or temperature or precipitation extreme, the affected crop could be destroyed or damaged to an extent that it would be less desirable to our customers, which would result in a reduction in operating results. If such an event is also widespread, it could affect our ability to acquire the quantity of tobacco or plant-based ingredients required by our customers or could prevent or impair our ability to process or ship products as planned. In addition, other factors can affect the marketability of our products, including, among other things, the presence of excess residues of crop protection agents or non-tobacco related materials. A significant event impacting the condition or quality of a large amount of any of the crops that we buy could make it difficult for us to sell these products or to fill customers’ orders.
Legal, regulatory or other market measures to address climate change could negatively affect our business operations.
The increasing concern over climate change may result in more regional, federal, foreign and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is enacted and is more aggressive than the sustainability measures that we and our suppliers are currently undertaking to monitor our emissions and improve energy and resource efficiency, we may experience significant increases in our material and production costs. Our suppliers would likely pass all or a portion of their increased costs along to us. We may not be able to pass any resulting cost increases to our customers. Furthermore, we may be required to make additional investments of capital to maintain compliance with new laws and regulations. As a result, climate change or increased concern over climate change could negatively affect our business or operations.
Our plant-based ingredients business is subject to industry-specific risks which could adversely affect our operating results.
Our plant-based ingredients business is subject to risks posed by food spoilage or food contamination; shifting consumer preferences; federal, state, and local food processing regulations; product tampering; and product liability claims. If one or more of these risks were to materialize, our revenues and operating results could be adversely affected, and our reputation might be damaged.
Disruption of our supply chain for our plant-based ingredients operations could adversely affect our business.
Damages or disruption to raw material supplies or our manufacturing or distribution capabilities due to weather, climate change, natural disaster, fire, terrorism, cyber-attack, pandemics (such as the COVID-19 pandemic), governmental restrictions or mandates, strikes, import/export restrictions, political instability or military conflict such as the ongoing conflict in Ukraine, or other factors could impair our ability to produce or sell our plant-based ingredient products. Many of our plant-based ingredient product lines are manufactured at a single location or require raw materials that are currently sourced from a limited number of regions. The failure of third parties on which we rely, including those third parties who supply our raw materials, packaging, capital equipment and other necessary operation materials, to meet their obligations to us, or significant disruptions in their ability to do so, may negatively impact our operations, as well as require additional resources to restore our supply chain.

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
In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches or intrusions (including theft of confidential data), and viruses. Cyber attacks, data breaches or other breaches of our information security systems may cause equipment failures or disruptions to our operations. Our inability to operate our networks and security information systems as a results of such events, even for a short period of time, may result in significant expenses or operating disruptions. If we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we may suffer financial and reputational damage, be subject to litigation, or incur remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers, or employees.
We have invested and expect to continue to invest in technology security initiatives, information technology risk management, and disaster recovery plans. The cost and operational consequences of implementing, maintaining, and enhancing further data or system protection measures could increase significantly to overcome increasingly frequent, complex, and sophisticated cyber threats. Our efforts to deter, identify, mitigate, or eliminate future cyber threats may require significant additional expense and may not be successful.
The inability for us to attract, develop, retain, motivate, and maintain good relationships with our workforce, including key personnel, could negatively impact our business and our profitability.
Our future success depends on our ability to attract, develop, retain, motivate, and maintain good relationships with qualified personnel, particularly those who have extensive expertise in leaf tobacco or plant-based ingredients operations and who may also have long service with our Company. We have such personnel in our senior executive leadership as well as in other key areas throughout our U.S. and international operations such as procurement, manufacturing, and sales, all of which are critical to our future growth and profitability.
Changes in labor markets as a result of COVID-19 and other socioeconomic and demographic changes, have increased the competition for hiring and retaining talent. As a result of this competition, we may be unable to continue to attract, develop, retain, motivate, and maintain good relationships with suitably qualified individuals at acceptable compensation levels who have the managerial, operational, and technical knowledge and experience to meet our needs. Furthermore, the failure to execute on internal succession plans or to effectively transfer knowledge from exiting employees to others in the organization could adversely affect our business and results of operations. Even if we succeed in hiring new personnel to fill vacancies, lengthy training and orientation periods might be required before new employees are able to achieve necessary productivity levels. Any failure by us to attract, develop, retain, motivate, and maintain good relationships with qualified individuals could adversely affect our business and results of operations.

We are dependent on a seasonal workforce to meet our operational needs.
Our tobacco operations depend in part on our ability to attract, train, motivate and retain qualified employees, many of whom are seasonal employees. We seek to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place for peak and low seasons. Many of our tobacco operations are located in rural communities that may not have sufficient labor pools. If we are unable to hire sufficient personnel or successfully manage our seasonal workforce needs, we may not be able to meet our operational needs and our financial results could be negatively impacted.
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
A number of such measures are included in the WHO Framework Convention on Tobacco Control (“FCTC”), which entered into force on February 27, 2005, and currently has 182 Parties to the Convention. The Conference of the Parties (“COP”), which is the governing body of the WHO FCTC and is comprised of all Parties to the Convention, meets every two years to consider amendments to the agreement and track progress in the implementation of the treaty’s 38 articles. It is not possible to predict how the signatories to the FCTC may choose to fulfill their obligations or the manner or the pace with which they may implement the FCTC articles, and they may take actions that could restrict or prohibit tobacco usage that could materially affect our business and our results of operations.
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
Our customers’ operations are subject to similar uncertainties and risks relating to the political stability of the foreign governments in the countries in which their operations are located. Political or economic instability in those countries, such as the ongoing conflict in Ukraine, may impede or disrupt our ability to meet our customers’ leaf tobacco needs in those impacted countries.
If the political situation in any of the countries where we conduct business were to deteriorate significantly, our ability to recover assets located there could be impaired. To the extent that we do not replace any lost volumes of leaf tobacco with leaf tobacco from other sources, or we incur increased costs related to such replacement, our financial condition or results of operations, or both, would suffer. In addition, if we are unable to supply leaf tobacco to our customers’ locations or otherwise conduct business with our customers due to political stability or interference in their countries of operation, or if we incur increased cost related to such challenges, our performance and results of operations could suffer.
Increasing scrutiny and changing expectations from governments, as well as other stakeholders such as investors and customers, with respect to our ESG considerations may impose additional costs on us or expose us to additional risks.
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
In our tobacco operations, we extend credit to both suppliers and customers. A significant bad debt provision related to amounts due could adversely affect our results of operations. In addition, crop advances to leaf tobacco farmers are generally secured by the farmers’ agreement to deliver green tobacco. In the event of crop failure, delivery failure, or permanent reductions in crop sizes, full recovery of advances may never be realized, or otherwise could be delayed until future crops are delivered. See Notes 1 and 16 to the consolidated financial statements in Item 8 for more information on these extensions of credit.
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
We sponsor domestic defined benefit pension plans that cover certain eligible employees. Our results of operations may be positively or negatively affected by the amount of expense we record for these plans. U.S. generally accepted accounting principles (“GAAP”) require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions that may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension expense for fiscal year 2022 were the discount rate, the expected long-term rate of return on plan assets, and the mortality rates. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to shareholders’ equity through a reduction or increase to the “Pension and other postretirement benefit plans” component of Accumulated Other Comprehensive Loss. At the end of fiscal year 2022, the projected benefit obligation ("PBO") of our qualified U.S. pension plan was $237 million and plan assets were $250 million. For a discussion regarding how our financial statements can be affected by pension plan valuation assumptions, see “Critical Accounting Estimates – Pension and Other Postretirement Benefit Plans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 13 to the consolidated financial statements in Item 8. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense can also affect the amount of cash we are required to contribute to our pension plans under requirements of the Employee Retirement Income Security Act (“ERISA”). Failure to achieve expected returns on plan assets could also result in an increase to the amount of cash we would be required to contribute to our pension plans. In order to maintain or improve the funded status of our plans, we may also choose to contribute more cash to our plans than required by ERISA regulations.
Item 1B. Unresolved Staff Comments
None

Item 2.      Properties
We own the following significant properties (greater than 500,000 square feet):

Location	Principal Use	Building Area
		(Square Feet)
Tobacco Operations:
United States
Nash County, North Carolina	Factory and storages	1,323,000
Lancaster, Pennsylvania	Factory and storages	793,000

Brazil
Santa Cruz	Factory and storages	2,386,000

Malawi
Lilongwe	Factory and storages	942,000

Mozambique
Tete	Factory and storages	770,000

Philippines
Agoo, La Union	Factory and storages	770,000
Reina Mercedes, Isabela	Factory and storages	759,000

Tanzania
Morogoro	Factory and storages	895,000

Zimbabwe
Harare (1)	Factory and storages	1,445,000

Ingredients Operations:
United States
Momence, Illinois	Factory and storages	407,000
Grandview, Washington	Factory and storages	125,000
Prosser, Washington	Factory and storages	335,000
Lancaster, Pennsylvania	Factory and storages	191,000
(1)Owned by an unconsolidated subsidiary.
We lease headquarters office space of about 50,000 square feet at 9201 Forest Hill Avenue in Richmond, Virginia, which we believe is adequate for our current needs.
Tobacco Operations
Our tobacco business involves, among other things, storing and processing green tobacco and storing processed tobacco. We operate processing facilities in major tobacco growing areas. In addition, we require tobacco storage facilities that are in close proximity to the processing facilities. We own most of the tobacco storage facilities, but we lease additional space as needs arise. We believe that the properties currently utilized in our tobacco operations are maintained in good operating condition and are suitable and adequate for our purposes at our current volumes.
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
As discussed in Note 4 to the consolidated financial statements in Item 8, due to changes that have affected the Company's operations in Tanzania, an impairment charge was recorded during the third quarters of fiscal year 2022 and 2019 to reduce the carrying values of the factory and storages in Morogoro, Tanzania to their estimated fair values.
Ingredients Operations
Our ingredients business involves, among other things, storing and processing both fresh and dehydrated plant-based ingredients and storing processed finished goods. We operate processing facilities in three U.S. locations. We believe that the properties currently utilized in our ingredients operations are maintained in good operating condition and are suitable and adequate for current level of business.
Item 3.   Legal Proceedings
Some of our subsidiaries are involved in other litigation or legal matters incidental to their business activities. While the outcome of these matters cannot be predicted with certainty, we are vigorously defending the matters and do not currently expect that any of them will have a material adverse effect on our business or financial position. However, should one or more of these matters be resolved in a manner adverse to our current expectation, the effect on our results of operations for a particular fiscal reporting period could be material. For additional information regarding litigation and other legal matters to which we are a party, see Note 16 – Commitments, Contingencies, and Other Matters to our accompanying consolidated financial statements, which are incorporated by reference into this Item.
Item 4.   Mine Safety Disclosures
Not applicable.
Item 4a. Information about Executive Officers
Information about our executive officers is incorporated by reference from Part III, Item 10 of this Form 10-K.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Equity
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UVV.”
Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at March 31, 2022. At May 24, 2022, there were 919 holders of record of our common stock. See Notes 9 and 14 to the consolidated financial statements in Item 8 for more information on debt covenants and equity securities.
Purchases of Equity Securities
As indicated in the following table, we repurchased shares of our common stock during the three-month period ended March 31, 2022.

	Common Stock
Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1-31, 2022	—	$—	—	$100,000,000
February 1-28, 2022	58,264	52.41	58,264	96,946,661
March 1-31, 2022	—	—	—	96,946,661
Total	58,264	$—	58,264	$96,946,661
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

Item 6.   Selected Financial Data

	Fiscal Year Ended March 31,
	2022	2021	2020	2019	2018
	(in thousands, except share and per share data, ratios, and number of shareholders)
Summary of Operations
Sales and other operating revenues	$2,103,601	$1,983,357	$1,909,979	$2,227,153	$2,033,947
Operating income	$160,315	$147,810	$126,367	$161,169	$170,825
Segment operating income (1)	$174,335	$169,199	$138,121	$186,772	$179,950
Net income	$103,604	$96,314	$78,003	$110,134	$116,168
Net income attributable to Universal Corporation (2)	$86,577	$87,410	$71,680	$104,121	$105,662
Earnings available to Universal Corporation common shareholders	$86,577	$87,410	$71,680	$104,121	$105,662
Return on beginning common shareholders’ equity	6.6%	7.0%	5.4%	7.8%	8.2%
Earnings per share attributable to Universal Corporation common shareholders:
Basic	$3.50	$3.55	$2.87	$4.14	$4.18
Diluted	$3.47	$3.53	$2.86	$4.11	$4.14

Financial Position at Year End
Current ratio	3.37	5.31	5.53	6.26	5.94
Total assets	$2,586,345	$2,341,924	$2,120,921	$2,133,184	$2,168,632
Long-term debt	$518,547	$518,172	$368,764	$368,503	$369,086
Working capital	$1,229,287	$1,262,201	$1,212,218	$1,334,397	$1,321,323
Total Universal Corporation shareholders’ equity	$1,340,543	$1,307,299	$1,246,665	$1,337,087	$1,342,429

General
Number of common shareholders	928	962	1,000	1,028	1,131
Weighted average common shares outstanding:
Basic	24,764,177	24,656,009	24,982,259	25,129,192	25,274,975
Diluted	24,922,896	24,788,566	25,106,351	25,330,437	25,508,144
Dividends per share of common stock (annual)	$3.12	$3.08	$3.04	$3.00	$2.18
Book value per common share	$54.60	$53.33	$51.05	$53.50	$53.85
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
•Fiscal Year 2022 – $10.5 million of restructuring and impairment costs, primarily related to the impairment of assets in Tanzania as well as other restructurings in the Tobacco operations segment. The restructuring and impairment costs reduced net income by $7.9 million, or $0.32 per diluted share. We incurred $2.3 million of transaction costs associated with the acquisition of Shank's that were only partially tax-deductible, reducing net income by $2.2 million and diluted earnings per share by $0.09. We recognized a $3.1 million expense in cost of goods sold relating to the expensing of a fair value adjustment to inventory associated with the initial acquisition accounting for Shank's that reduced diluted earnings per share by $0.10. We reversed a portion of the contingent consideration liability for the FruitSmart acquisition, as a result of certain performance metrics that did not meet the required threshold stipulated in the purchase agreement that increased net income by $2.5 million, or $0.10 per diluted share. We recognized a benefit from a final income tax ruling as at a foreign subsidiary that increased interest income by $0.5 million and decreased income taxes by $1.7 million, respectively. The increase in interest income and reduction in income tax expense for the final income tax ruling at a foreign subsidiary increased diluted earnings per share by $0.09. On a combined basis, the net effect of these items decreased net income by $7.8 million, or $0.32 per diluted share.

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
OVERVIEW
Universal Corporation is a global business-to-business agri-products supplier to consumer product manufacturers, operating in over 30 countries on five continents, that sources and processes leaf tobacco and plant-based ingredients. Tobacco has been our principal focus since our founding in 1918, and we are the leading global leaf tobacco supplier. Through our plant-based ingredients platform, we provide a variety of value-added manufacturing processes to produce high-quality, specialty vegetable and fruit-based ingredients as well as botanical extracts and flavorings to food and beverage end markets. We have been finding innovative solutions to serve our customers and meet their agri-product needs for more than 100 years. We derive most of our revenues from sales of processed tobacco to manufacturers of tobacco products throughout the world and from fees and commissions for specific services. We hold a strategic position in the world leaf tobacco markets where we work closely with both our customers and farmers to ensure that we deliver a compliant product that meets our customers' needs while promoting a strong supplier base. We adapt to meet changes in customer requirements as well as broader changes in the leaf tobacco markets, while continuing to provide the stability of supply and high level of service that distinguishes us in the marketplace. We believe that we have successfully met the needs of both our customers and suppliers while adapting to changes in leaf tobacco markets.
Recognizing that leaf tobacco is a mature industry, we have also been positioning our company for the future by investing in and strengthening our plant-based ingredients platform, while maintaining our position as the leading global leaf tobacco supplier. In fiscal year 2022, we continued to make progress towards building and enhancing our plant-based ingredients platform. On October 4, 2021, we acquired Shank’s, a specialty ingredient botanical extracts and flavorings company with bottling and packaging capabilities. We have been integrating and exploring opportunities for synergies between our acquired businesses, FruitSmart acquired on January 1, 2020, Silva acquired on October 1, 2020, and Shank’s.
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
COVID-19 Pandemic Impact
On March 11, 2020, the WHO declared COVID-19 a pandemic. Foreign governmental organizations and governmental organizations in the United States have taken various actions to combat the spread of COVID-19 and its subsequent variants, including imposing stay-at-home orders, closing “non-essential” businesses and their operations, and restricting international travel. We continue to closely monitor developments related to the COVID-19 pandemic and have taken and continue to take steps intended to mitigate the potential risks and impacts to us. It is paramount that our employees who operate our businesses are safe and informed. We have assessed and regularly update our existing business continuity plans for our business in the context of this pandemic. For example, we have taken precautions during the pandemic with regard to employee and facility hygiene, imposed travel limitations on our employees, implemented work-from-home procedures, and we continue to assess and reevaluate protocols designed to protect our employees, customers and the public.
We continue to work with our suppliers to mitigate the impacts to our supply chain due to the pandemic. To date, we have not experienced a material impact to our supply chain, although the COVID-19 pandemic resulted in delays in certain operations during fiscal year 2021. Since March 2020, we have at times also experienced increased volatility in foreign currency exchange rates, which we believe is in part related to the continued uncertainties from COVID-19, as well as actions taken by governments and central banks in response to COVID-19. We are currently seeing and monitoring some logistical constraints around worldwide vessel and container availability and increased costs stemming from the COVID-19 pandemic.
We believe we currently have sufficient liquidity to meet our current obligations and our business operations remain fundamentally unchanged other than shipping delays, which could continue to impact quarterly comparisons. This is, however, a rapidly evolving situation, and we cannot predict the extent, resurgence, or duration of the COVID-19 pandemic, the effects of it on the global, national or local economy, including the impacts on our ability to access capital, or its effects on our business, financial position, results of operations, and cash flows. We continue to monitor developments affecting our employees, customers and operations. We will take additional steps and reevaluate current protocols to address the spread of COVID-19 and its impacts, as necessary, and remain thankful for the hard work of our employees and the continued support of our customers, growers, and other partners during these challenging times.

The Conflict in Ukraine
We are closely monitoring the tragic situation in Ukraine. Since Russia initiated its current military operations in Ukraine in 2022, business globally has been directly or indirectly impacted. The region is an important supplier of fertilizer, oil, gas, and agricultural products for export to countries around the world, and disruptions in those exports have created or contributed to various economic and commercial challenges including increased energy costs, increased fertilizer costs, and other inflationary impacts. In addition, business in Ukraine, Russia and the surrounding region has been impacted by the temporary suspension of business operations by companies due to safety and security concerns, the divestiture of assets and businesses in the region by their international owners, and government imposition of sanctions targeting Russia and others, including “luxury goods” sanctions that prohibit the supply of tobacco and tobacco products to Russia.
We do not have manufacturing facilities or material subsidiaries in Ukraine or Russia. We do, however, have a number of customers that have historically conducted business there, and some of those customers have previously disclosed the temporary suspension of operations in Ukraine or the divestiture of assets in Russia. We have worked closely with those customers to monitor and understand the impacts the conflict in Ukraine has had on their operations. In some cases we have worked with customers to suspend tobacco orders until such time that customers believe it is safe to reopen their facilities in Ukraine, and in other cases we have coordinated with customers to cancel orders for tobacco destined to Russia and ship some or all of that tobacco to other countries in which those customers have operations that need those quantities and qualities of tobacco.
At this time, we have not experienced any material direct impact on our business from the ongoing Ukraine conflict. We are unable, however, to estimate the duration or extent of any potential impact on our business from the continuation or potential escalation of the conflict. Such future impacts could be direct, such as the impact of continued or increased governmental prohibitions against shipping tobacco and tobacco products to Russia, or they could be indirect, such as contributing to or increasing costs and other inflationary pressures impacting our global operations and those of our supply chain around the world. We will continue to monitor and evaluate this complex and evolving situation.

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
Fiscal Year Ended March 31, 2022, Compared to the Fiscal Year Ended March 31, 2021
Executive Summary
Our fiscal year 2022 results were generally comparable to those in fiscal year 2021. During fiscal year 2022, we continued to face a very challenging logistical environment in many of our key tobacco regions. Strong performance from our Ingredients Operations segment offset some challenges that reduced results in our Tobacco Operations segment.
We believe our plant–based ingredients platform is coming together nicely and is exceeding our expectations. With the acquisition of Shank’s, we are now positioned to offer our customers a broad range of products, from fruit and vegetable juices, concentrates, and dehydrated ingredients to botanical extracts and flavorings. In fiscal year 2022, the Ingredients Operations segment saw increased demand for organic-based products and continued strong volumes for human and pet food categories as well as for vanilla extracts.
Ongoing shipping constraints reduced our Tobacco Operations segment results for the year ended March 31, 2022, as a result of continued limitations in worldwide shipping availability stemming from the COVID-19 pandemic. Due to the logistical constraints in fiscal year 2021, we had carryover tobacco volumes which shipped in fiscal year 2022. Similar logistical constraints impacted fiscal year 2022 which led to an even larger amount of tobacco volumes, reflecting a difference of about $70 million in revenue, which did not ship in fiscal year 2022, compared to the carryover volumes from fiscal year 2021. Tobacco shipment volumes in fiscal year 2022 were also reduced due to smaller African burley crops.
We experienced volatile tobacco and currency markets in Brazil during the fourth quarter of fiscal year 2022. Appreciation of the Brazilian currency coupled with strong demand for leaf tobacco led to unprecedented increases in green prices for leaf tobacco and earlier purchasing of the 2022 Brazilian crop, resulting in disruptions to market dynamics. To fulfill our customers’ orders, leaf tobacco purchases from our contracted farmers this season have been at the prevailing inflated market price for all leaf tobacco regardless of the quality of leaf tobacco. This resulted in larger inventory write downs in fiscal year 2022, compared to fiscal year 2021.
As we move into fiscal year 2023, we are seeing strong demand for our plant-based ingredients and tobacco products. We believe leaf tobacco supply for flue-cured, burley, dark air-cured, and oriental tobaccos to be in an undersupply position. At the same time, we continue to see opportunities to increase market share and expand the supply chain services we provide our customers. We expect continued logistical constraints as well as higher costs, particularly freight, raw materials, labor, fertilizer, and energy, in both our tobacco and ingredients businesses. We are actively working to mitigate these challenges, and we are confident that we can deliver another good year.
We remain focused on returning value to our shareholders and promoting sustainability in our operations. We are extremely proud to deliver value to our shareholders through dividend increases such as our 52nd annual dividend increase announced on May 25, 2022. Increasing our strong dividend remains one of the strategic priorities of our capital allocation strategy. We have also achieved some important milestones in our sustainability efforts in fiscal year 2022, notably releasing goals and targets around agricultural labor practices and environmental performance and publishing our 2021 Sustainability Report in December. We were also named a 2021 Supplier Engagement Leader by CDP, earning recognition for our work in engaging our suppliers on climate change. We look forward to attaining new achievements with our sustainability programs in fiscal year 2023.

FINANCIAL HIGHLIGHTS
	Fiscal Year Ended March 31,		Change
(in millions of dollars, except per share data)	2022	2021	$	%

Consolidated Results
Sales and other operating revenue	$2,103.6	$1,983.4	$120.2	6%
Cost of goods sold	1,694.7	1,597.4	97.3	6%
Gross Profit Margin	19.44%	19.46%	---	-2 bps
Selling, general and administrative expenses	240.7	219.8	20.9	10%
Restructuring and impairment costs	10.5	22.6	(12.1)	(54)%
Operating income (as reported)	160.3	147.8	12.5	8%
Adjusted operating income (non-GAAP)*	173.6	172.9	0.7	0%
Diluted earnings per share (as reported)	3.47	3.53	(0.06)	(2)%
Adjusted diluted earnings per share (non-GAAP)*	3.79	4.25	(0.46)	(11)%
Segment Results
Tobacco operations sales and other operating revenues	$1,835.8	$1,841.8	$(6.0)	0%
Tobacco operations operating income	157.8	168.8	(11.1)	(7)%
Ingredients operations sales and other operating revenues	267.8	141.5	126.3	89%
Ingredients operations operating income	16.6	0.4	16.2	4,418%
*See Reconciliation of Certain Non-GAAP Financial Measures in Other Items below
Net income for the year ended March 31, 2022, was $86.6 million, or $3.47 per diluted share, compared with $87.4 million, or $3.53 per diluted share, for the year ended March 31, 2021. Excluding restructuring and impairment costs and certain other non-recurring items, detailed in Other Items below, net income and diluted earnings per share decreased by $10.8 million and $0.46, respectively, for the year ended March 31, 2022, compared to the year ended March 31, 2021. Operating income of $160.3 million for the year ended March 31, 2022, increased by $12.5 million, compared to operating income of $147.8 million for the year ended March 31, 2021. Adjusted operating income, detailed in Other Items below, of $173.6 million increased by $0.7 million for the year ended March 31, 2022, compared to adjusted operating income of $172.9 million for the year ended March 31, 2021.
Consolidated revenues increased by $120.2 million to $2.1 billion for the year ended March 31, 2022, compared to the year ended March 31, 2021, on the addition of the businesses acquired in the Ingredients Operations segment and lower tobacco sales volumes partially offset by higher average sales prices in the Tobacco Operations segment.
Tobacco Operations
Segment operating income for the Tobacco Operations segment decreased by $11.1 million to $157.8 million for the year ended March 31, 2022, compared to the year ended March 31, 2021. Tobacco Operations segment results declined largely due to tobacco shipment timing as well as some tobacco inventory write downs, partially offset by increased value-added services to customers in fiscal year 2022, compared to fiscal year 2021. Africa sales volumes were lower in fiscal year 2022, compared to fiscal year 2021, on smaller burley crops as well as slower shipment timing. Sales volumes for Brazil were lower for the year ended March 31, 2022, compared to the year ended March 31, 2021, in part due to lack of vessel and container availability. In addition, inventory write downs resulting from volatile market conditions in Brazil negatively impacted results for the year ended March 31, 2022. In Asia, although trading volumes were down on higher freight costs, our operations saw a more favorable product mix, as well as increased value-added services for customers during the year ended March 31, 2022, compared to the year ended March 31, 2021. Our operations in Europe experienced significantly higher energy costs in fiscal year 2022, compared to fiscal year 2021. Selling, general, and administrative expenses for the Tobacco Operations segment were higher in the year ended March 31, 2022, compared to the year ended March 31, 2021, primarily due to unfavorable foreign currency exchange comparisons, mainly remeasurement, offset in part by the effects of currency hedging activities. Revenues for the Tobacco Operations segment of $1.8 billion for the year ended March 31, 2022, were relatively flat, compared to the year ended March 31, 2021, as higher tobacco sales prices largely offset lower sales volumes. Our uncommitted tobacco inventory levels, about 16% of tobacco inventory at March 31, 2022, remained well within our target range.

Ingredients Operations
Segment operating income for the Ingredients Operations segment was $16.6 million for the year ended March 31, 2022, compared to segment operating income of $0.4 million for the year ended March 31, 2021. Results for the segment include our October 2020 acquisition of Silva and our October 2021 acquisition of Shank’s. For the year ended March 31, 2022, our Ingredients Operations saw strong volumes in both human and pet food categories as well as some rebound in demand from sectors that have been impacted by the ongoing COVID-19 pandemic. In addition, the segment saw strong sales of organic-based products, certain dehydrated products, and botanical extracts and flavorings. Selling, general, and administrative expenses for the segment increased in fiscal year 2022, compared to fiscal year 2021, on the addition of the acquired businesses. Revenues for the Ingredients Operations segment increased by $126.3 million to $267.8 million for the year ended March 31, 2022, compared to the year ended March 31, 2021, primarily on the addition of the revenues for the acquired businesses as well as increased sales prices.
Other Items
Cost of goods sold in the year ended March 31, 2022, increased by 6% to $1.7 billion, compared with the year ended March 31, 2021, as a result of the acquisitions in our Ingredients Operations segment as well as variances in sales prices and volumes shipped in the Tobacco Operations segment. Selling, general, and administrative costs for fiscal year 2022, increased by $20.9 million to $240.7 million, compared to fiscal year 2021, on additional costs from the acquisitions in the Ingredients Operations segment combined with unfavorable foreign currency comparisons. In fiscal year 2022, foreign currency comparisons were approximately $8.1 million unfavorable, compared to fiscal year 2021, mainly due to currency remeasurement variances in Brazil, the Philippines, and Indonesia, partially offset by the effects of currency hedging programs. Interest expense for fiscal year 2022, increased by $2.8 million to $27.7 million, compared to fiscal year 2021, largely on higher average debt balances and interest rates.
For fiscal year 2022, the Company’s effective tax rate on pre-tax income was 27.2%. In the fiscal year ended March 31, 2022, the Company recognized a $1.7 million income tax benefit related to a final tax ruling at a foreign subsidiary and a $1.2 million benefit due to finalizing the prior year U.S. tax return. Without these income tax benefits, the adjusted effective tax rate for the fiscal year ended March 31, 2022, would have been 29.2%.
For fiscal year 2021, the Company’s consolidated effective tax rate was 23.4%. For the fiscal year ended March 31, 2021, income tax expense included benefits of $4.4 million for final tax regulations regarding the treatment of dividends paid by foreign subsidiaries and $2.9 million due to amending and finalizing prior year U.S. tax returns. Without these income tax benefits, the consolidated effective tax rate for the fiscal year ended March 31, 2021, would have been approximately 29.2%.

Reconciliation of Certain Non-GAAP Financial Measures
The following tables set forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Fiscal Year Ended March 31,
(in thousands)	2022	2021
As Reported: Consolidated operating income	$160,315	$147,810
Purchase accounting adjustments(1)	3,057	2,800
Transaction costs for acquisitions(2)	2,310	3,915
Fair value adjustment to contingent consideration for FruitSmart acquisition(3)	(2,532)	(4,173)
Restructuring and impairment costs(4)	10,457	22,577
Adjusted operating income	$173,607	$172,929

Adjusted Net Income and Diluted Earnings Per Share Reconciliation
(in thousands except for per share amounts)	Fiscal Year Ended March 31,
(all amounts reported net of income taxes)	2022	2021
As Reported: Net income attributable to Universal Corporation	$86,577	$87,410
Purchase accounting adjustments(1)	2,415	2,800
Transaction costs for acquisitions(2)	2,195	3,915
Fair value adjustment to contingent consideration for FruitSmart acquisition(3)	(2,532)	(4,173)
Restructuring and impairment costs(4)	7,879	17,800
Interest expense related to an uncertain tax matter at a foreign subsidiary	(470)	1,849
Income tax benefit from dividend withholding tax liability reversal(5)	(1,686)	(4,421)
Adjusted Net income attributable to Universal Corporation	$94,378	$105,180

As reported: Diluted earnings per share	$3.47	$3.53
Adjusted: Diluted earnings per share	$3.79	$4.25
(1)     The Company recognized an increase in cost of goods sold in the third quarters of fiscal year 2022 and 2021, relating to the expensing of fair value adjustments to inventory associated with the acquisition accounting for Shank's (effective October 4, 2021) and Silva (effective October 1, 2020). The adjustment related to the Silva acquisition is not deductible for U.S. income tax purposes.
(2)     The Company incurred selling, general, and administrative expenses for due diligence and other transaction costs associated with the acquisitions of Shank's and Silva. A portion of these costs is not deductible for U.S. income tax purposes.
(3)     The Company reversed the contingent consideration liability for the FruitSmart acquisition, as a result of certain performance metrics that did not meet the required threshold stipulated in the purchase agreement.
(4)     Restructuring and impairment costs are included in Consolidated operating income in the consolidated statements of income, but excluded for purposes of Adjusted operating income, Adjusted net income available to Universal Corporation, and Adjusted diluted earnings per share. See Note 4 for additional information.
(5)     The Company recognized income tax benefits related to a favorable final income tax ruling at a foreign subsidiary (fiscal year 2022) and final U.S. tax regulations on certain dividends paid by foreign subsidiaries (fiscal year 2021).
Fiscal Year Ended March 31, 2021, Compared to the Fiscal Year Ended March 31, 2020
For a comparison of our performance and financial metrics for the fiscal years ended March 31, 2021 and March 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the SEC on May 28, 2021.
Accounting Pronouncements
    See "Accounting Pronouncements" in Note 1 to the consolidated financial statements in Item 8 of this Annual Report for a discussion of recent accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") that will become effective and be adopted by the Company in future reporting periods.

LIQUIDITY AND CAPITAL RESOURCES
Overview
In fiscal year 2022, we generated $44.9 million in cash flows from our operating activities, and our liquidity was sufficient to meet our needs. Our working capital requirements in fiscal year 2022 were higher than those in fiscal year 2021 mainly due to tobacco shipment timing and higher green leaf tobacco prices. We continued our financial policies and returned funds to shareholders.
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
We believe that our financial resources are adequate to support our capital needs for at least the next twelve months. Our seasonal borrowing requirements primarily relate to purchasing tobacco crops in South America and Africa and can increase from March to September by more than $350 million. The funding required can vary significantly depending upon such factors as crop sizes, the price of leaf, the relative strength of the U.S. dollar, and the timing of shipments and customer payments. We deal with this uncertainty by maintaining substantial credit lines and cash balances. In addition to our operating requirements for working capital, we expect to spend around $40 to $50 million during fiscal year 2023 for capital expenditures to maintain our facilities and invest in opportunities to grow and improve our businesses. We have no long-term debt maturing until fiscal year 2024.
To date, the COVID‐19 pandemic has not had a material impact on our operations, although we are continuing to see logistical constraints around worldwide vessel and container availability and increased costs stemming from the COVID-19 pandemic. We currently anticipate our current cash balances, cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements for at least the next twelve months. This is, however, a rapidly evolving situation, and we cannot predict the extent, resurgence, or duration of the COVID-19 pandemic, the effects of it on the global, national or local economies, including the impacts on our ability to access capital, or its effects on our business, financial position, results of operations, and cash flows. We continue to monitor developments affecting our employees, customers and operations.
Cash Flow
Our operations generated about $44.9 million in operating cash flows in fiscal year 2022. That amount was about $175.5 million lower than the $220.4 million we generated in fiscal year 2021, largely due to higher working capital requirements in fiscal year 2022. During the fiscal year ended March 31, 2022, we spent $53.2 million on capital projects and $102.5 million on the acquisition of a new business, and we returned $79.5 million to shareholders in the form of dividends and share repurchases. At March 31, 2022, cash balances totaled $81.6 million.
Working Capital
Working capital at March 31, 2022, was about $1.2 billion, down about $32.9 million from last fiscal year's level, largely on higher working capital usage due to tobacco shipment timing, higher green tobacco costs, and earlier purchasing of the 2022 Brazilian tobacco crop, offset in part by the acquisition of Shank’s. Tobacco inventories of $822.5 million at March 31, 2022, were up $181.9 million compared to inventory levels at the end of the prior fiscal year, mainly due to delayed tobacco shipments and higher green leaf tobacco prices. Other inventories were up $48.2 million at March 31, 2022, from prior year levels largely on our acquisition of Shank’s in October 2021 and higher crop input costs. We generally do not purchase material quantities of leaf tobacco on a speculative basis. However, when we contract directly with tobacco farmers, we are obligated to buy all stalk positions, which may contain less marketable leaf styles. Our uncommitted tobacco inventories decreased by approximately $9.1 million to $130.1 million, or about 16% of tobacco inventory, at March 31, 2022, which was within our target range. Uncommitted inventories at March 31, 2021, were $139.2 million, which represented 22% of tobacco inventory. The level of these uncommitted inventories is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders. Cash and cash equivalents were down $115.6 million at the end of fiscal year 2022, compared to balance at the end of fiscal year 2021, on higher working capital requirements due tobacco shipment timing and higher green leaf tobacco costs as well as the Shank’s acquisition.

Capital Allocation
Our capital allocation strategy focuses on four strategic priorities:
•Strengthening and investing for growth in our leaf tobacco business;
•Increasing our strong dividend;
•Exploring growth opportunities in plant-based ingredients businesses that utilize our assets and capabilities; and
•Returning excess capital through share repurchases.
Our mission is to remain the leading global leaf tobacco supplier. We will continue to make disciplined investments within our leaf business and taking advantage of growth opportunities in tobacco as well as in plant-based ingredients businesses and markets that utilize our assets and capabilities. Through these actions, we believe that will be able to deliver enhanced shareholder value through earnings growth and the generation of free cash flow despite operating in a mature industry.
In line with our capital allocation strategy, we acquired Shank’s for approximately $100 million on October 4, 2021. The acquisition expanded our plant-based ingredients platform adding valuable capabilities, including flavors and botanical extracts, custom packaging, bottling, and product development. As we look ahead, we will continually evaluate opportunities to return capital to shareholders. At the same time, we remain committed to maintaining our investment grade credit rating and extending our 52-year history of dividend increases.
Share Activity
Our Board of Directors approved our current share repurchase program in November 2020. The program authorizes the purchase of up to $100 million of our common stock through November 15, 2022. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During fiscal year 2022, we purchased 58,264 shares of common stock at an aggregate cost of $3.1 million (average price per share $52.41). At March 31, 2022, our available authorization under our current share repurchase program was $97 million, and approximately 24.6 million common shares were outstanding.
Capital Spending
Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and support our farmer base. During fiscal years 2022 and 2021, we invested $53.2 million and $66.2 million, respectively, in our property, plant, and equipment. In the third quarter of fiscal year 2022, we purchased the real property assets related to the Shank’s acquisition, for approximately $13 million. Depreciation expense was approximately $41.3 million and $38.3 million, respectively, in fiscal years 2022 and 2021. Generally, our capital spending on maintenance projects is at a level below depreciation expense in order to maintain strong cash flow. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. We currently plan to spend approximately $40 to $50 million in fiscal year 2023 on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.
Outstanding Debt and Other Financing Arrangements
We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. We financed the acquisition and real property assets of Shank’s using cash-on-hand and borrowings under our committed revolving credit facility. Net debt increased by $202.3 million to $633.3 million during the fiscal year ended March 31, 2022. The increase primarily reflects the Shank’s acquisition, tobacco shipment timing, and earlier purchasing of the 2022 Brazilian tobacco crop. Net debt as a percentage of net capitalization was approximately 32% at March 31, 2022, up from 25% at March 31, 2021.
As of March 31, 2021, we had $330 million available under a committed revolving credit facility that will mature in December 2023, and we, together with our consolidated affiliates, had approximately $283 million in uncommitted lines of credit, of which approximately $200 million were unused and available to support seasonal working capital needs. The financial covenants under our committed revolving credit facility require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. As of March 31, 2022, we were in compliance with all covenants of our debt agreements. We also have an active, undenominated universal shelf registration filed with the SEC in November 2020 that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing until fiscal year 2024.

Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. Currently, we have interest rate swap agreements that convert the variable benchmark LIBOR rates on $370 million of our two outstanding term loans entered to fixed rates. With the swap agreements in place, the effective interest rates on $220 million of the five-year term loan and $295 million of the seven-year term loan were 3.36% and 3.84%, respectively, as of March 31, 2022. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable rate five- and seven-year term loans and are accounted for as cash flow hedges. Under the swap agreements, we receive variable rate interest and pay fixed rate interest. At March 31, 2022, the fair value of our open interest rate hedge swaps was a net liability of approximately $1 million.
We also enter derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco, related processing costs, and crop input sales in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At March 31, 2022, the fair value of those open contracts was a net asset of approximately $7.8 million. We also had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net asset of approximately $13.0 million at March 31, 2022. For additional information, see Note 11 to the consolidated financial statements in Item 8.
Pension Funding
The funds supporting our ERISA-regulated U.S. defined benefit pension plan during fiscal year 2022 were approximately $250 million. The accumulated benefit obligation (“ABO”) and PBO were both approximately $231 million and $237 million, respectively as of March 31, 2022. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 13 to the consolidated financial statements in Item 8. We expect to make no contributions to our pension plans during the next year. It is our policy to regularly monitor the performance of the funds and to review the adequacy of our funding and plan contributions.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of March 31, 2022, were as follows:

(in thousands of dollars)	Total	2023	2024-2025	2026-2027	After 2027
Notes payable and long-term debt (1)	$761,645	$204,803	$253,338	$303,504	$—
Operating lease obligations	57,370	16,069	22,528	10,053	8,720
Inventory purchase obligations:
Tobacco	722,822	598,506	113,316	11,000	—
Agricultural materials	64,692	64,692	—	—	—
Other purchase obligations	67,437	56,682	7,355	3,400	—
Total	$1,673,966	$940,752	$396,537	$327,957	$8,720
(1)Includes interest payments. Interest payments on $333.0 million of variable rate debt were estimated based on rates as of March 31, 2022. We have entered into interest rate swaps that effectively convert the interest payments on $370.0 million of the outstanding balance of our two bank term loans from variable to fixed. The fixed rate has been used to determine the contractual interest payments for all periods.
In addition to principal and interest payments on notes payable and long-term debt, our contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield, and prices will depend on the quality of the tobacco delivered. We have partially funded our tobacco purchases in some origins with short-term advances to farmers and other suppliers, which totaled approximately $130 million, net of allowances, at March 31, 2022.

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
Inventories
Inventories of tobacco are valued at the lower of cost or net realizable value with cost determined under the specific cost method. Raw materials are clearly identified at the time of purchase. Other inventories consist primarily of unprocessed and processed food and vegetable ingredients, extracts, seed, fertilizer, packing materials, and other supplies. We track the costs associated with raw materials in the final product lots, and maintain this identification through the time of sale. We also capitalize direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. We write down inventory for changes in net realizable value based upon assumptions related to future demand and market conditions if the indicated value is below cost. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write-downs. We experience inventory write-downs routinely. Inventory write-downs in fiscal years 2022, 2021, and 2020 were $19.9 million, $13.5 million, and $10.3 million, respectively.
Advances to Tobacco Suppliers
In many sourcing origins, we provide tobacco growers with agronomy services and seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature and are customarily repaid upon delivery of tobacco to us. In several origins, we have also made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to repay maturing advances. In those cases, we may extend repayment of the advances into the following crop year. We will incur losses whenever we are unable to recover the full amount of the loans and advances. At each reporting period, we must make estimates and assumptions in determining the valuation allowance for advances to farmers. At March 31, 2022, the gross balance of advances to tobacco suppliers totaled approximately $153 million, and the related valuation allowance totaled approximately $19 million.
Recoverable Value-Added Tax Credits
In many foreign countries, we pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When we sell tobacco to customers in the country of origin, we generally collect VAT on those sales. We are normally permitted to offset our VAT payments against those collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where our tobacco sales are predominately for export markets, we often do not generate enough VAT collections on downstream sales to fully offset our VAT payments. In those situations, we can accumulate unused VAT credits. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, in some countries we can accumulate significant balances of VAT credits over time. We review these balances on a regular basis, and we record valuation allowances on the credits to reflect amounts that we do not expect to recover, as well as discounts anticipated on credits we expect to sell or transfer. In determining the appropriate valuation allowance to record in a given jurisdiction, we must make various estimates and assumptions about factors affecting the ultimate recovery of the VAT credits. At March 31, 2022, the gross balance of recoverable tax credits (primarily VAT) totaled approximately $67 million, and the related valuation allowance totaled approximately $21 million.

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
Goodwill
We review the carrying value of goodwill for potential impairment on an annual basis and at any time that events or business conditions indicate that it may be impaired. As permitted under Accounting Standards Codification Topic 350 (“ASC 350”), at March 31, 2022 and 2021, we elected to base our initial assessment of potential impairment on qualitative factors. Those factors did not indicate any impairment of our recorded goodwill in fiscal year 2022. In fiscal years prior to basing our initial assessment on qualitative factors, we followed the quantitative approach in ASC 350 in assessing the fair value of our goodwill, which involved the use of discounted cash flow models (Level 3 of the fair value hierarchy under GAAP). Under our current qualitative assessment, we would also use those discounted cash flow models to measure any expected impairment indicated by the assessment. The calculations in these models are not based on observable market data from independent sources and therefore require significant management judgment with respect to operating earnings growth rates and the selection of an appropriate discount rate. Significant adverse changes in our operations or our estimates of future cash flows for a reporting unit with recorded goodwill, such as those caused by unforeseen events or changes in market conditions, could result in an impairment charge. A majority of our consolidated goodwill balance relates to our reporting unit in Brazil and the acquisitions of FruitSmart (January 1, 2020), Silva (October 1, 2020), and Shank's (October 4, 2021).
Fair Value Measurements
We hold various financial assets and financial liabilities that are required to be measured and reported at fair value in our financial statements, including money market funds, trading securities associated with deferred compensation plans, interest rate swaps, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers. We follow the relevant accounting guidance in determining the fair values of these financial assets and liabilities. Money market funds are valued based on net asset value (“NAV”), which is used as a practical expedient to measure the fair value of those funds (not classified within the fair value hierarchy). Quoted market prices (Level 1 of the fair value hierarchy) are used in most cases to determine the fair values of trading securities. Interest rate swaps and forward foreign currency exchange contracts are valued based on dealer quotes using discounted cash flow models matched to the contractual terms of each instrument (Level 2 of the fair value hierarchy). We incorporate credit risk in determining the fair values of our financial assets and financial liabilities, but that risk did not materially affect the fair values of any of those assets or liabilities at March 31, 2022. We estimate the fair value of acquisition-related contingent consideration obligations by applying an income approach model that utilizes probability-weighted discounted cash flows. Each period we evaluate the fair value of the acquisition-related contingent consideration obligations. Significant judgment is applied to this model and therefore acquisition-related contingent consideration obligation is classified within Level 3 of the fair value hierarchy. In fiscal year 2022, the evaluation of the contingent consideration for the FruitSmart acquisition resulted in the reduction of the remaining $2.5 million of contingent consideration of the original $6.7 million liability recorded in fiscal year 2020.

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
As of March 31, 2022, the effect of the indicated increase or decrease in the selected pension and other postretirement benefit valuation assumptions is shown below. The effect assumes no change in benefit levels.

(in thousands of dollars)	Effect on 2022 Projected Benefit Obligation Increase (Decrease)	Effect on 2023 Annual Expense Increase (Decrease)
Changes in Assumptions for Pension Benefits
Discount Rate:
1% increase	$(29,959)	$(2,582)
1% decrease	36,753	2,921
Expected Long-Term Return on Plan Assets:
1% increase	—	(2,461)
1% decrease	—	2,461

Changes in Assumptions for Other Postretirement Benefits
Discount Rate:
1% increase	(2,006)	(159)
1% decrease	2,365	181
Healthcare Cost Trend Rate:
1% increase	153	43
1% decrease	(141)	(41)
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
Mature Leaf Tobacco Markets
Leaf tobacco is sourced directly by product manufacturers, by global leaf suppliers such as ourselves, and by other smaller, mostly regional or local, leaf suppliers. We estimate that, of the flue-cured and burley tobacco grown outside of China in countries that are key export markets for tobacco, on average about a third is purchased directly by major manufacturers. Global leaf suppliers also usually purchase about a third of the tobacco, and the remainder is sourced by the smaller regional or local suppliers. In some markets the tobacco purchased directly by manufacturers is processed by the global leaf suppliers. Although we operate in a mature industry, where demand for the end products outside of China has been declining at a compound annual rate of about 0.6% over the last three years, our mission is to remain the leading global leaf tobacco supplier. In recent years, we have been and believe that we will continue to be able to grow parts of our business, and maintain performance despite declines in demand for leaf tobacco from product manufacturers. We have done this by continuing to increase our delivery of services, driving supply chain efficiencies, enhancing the range of services we provide to certain customers, including direct buying, agronomic support, and specialized processing services, and improving our market share. We intend to continue to work to expand our business while at the same time maintaining an appropriate return for the services we provide and believe that there are several longer term trends in the industry, such as a focus on sustainability, that could provide additional opportunities for us both to offer additional services to our customers and to increase our market share.
We continually explore options to capitalize on the strengths of our core competencies and seek growth opportunities related to leaf tobacco and our operations around the world. For example, we have expanded our leaf purchasing, processing, value-added services, and grower support services in multiple origins in response to customer demand. We have increased our product offerings to meet demand for natural wrappers in the United States and Europe and shisha (water pipe) style leaf tobacco for customers in the Middle East and North Africa (MENA) region. As we look at ingredients investments and explore new growth opportunities within tobacco, Universal is dedicated to remaining the leading global leaf tobacco supplier and building on our strong history.
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
In addition to bringing supply chain efficiencies to the leaf tobacco markets, we bring operational efficiencies to the industry, which in turn help reduce costs. These efficiencies include economical utilization of processing capacity, an established and scalable global network of agronomists and technicians helping to maintain a stable, productive, and sustainable farmer base, as well as agronomic and production improvements to optimize leaf yields and qualities. In addition, we are able to offer manufacturers a complete range of services from the field to the delivery of the packed product that benefit from our efficiencies. These services include such things as buying station optimization, processing and blending to specific customer specifications or needs, storage of green or packed leaf tobacco, and logistical services. In recent years, there has been an increase in the level of direct purchasing, sorting, processing, and other value-added services that we provide our customers, notably in the United States, Mexico, Brazil, Poland, Guatemala, the Dominican Republic, and the Philippines. We believe this increase acknowledges the efficiencies and services that we bring to the entire supply chain.
We have also seen some reductions in sourcing from lower-volume tobacco growing origins by both global leaf suppliers and major manufacturers. Flue-cured tobacco is produced in about 70 countries around the world, and burley tobacco is grown in about 45 countries. However, over 80% of both the flue-cured tobacco grown outside of China and the worldwide burley tobacco production is sourced from the top ten growing areas for each type of tobacco. We believe that these moves to reduce sourcing areas and concentrate on major tobacco export markets are another way for the industry to increase efficiency and to reduce costs. We have contributed to cost reduction and elimination of excess capacity in the supply chain through the closure or realignment of programs in Argentina, Canada, Germany, Italy, Hungary, Malawi, Nicaragua, Switzerland, Tanzania, and Zambia. We maintain a strong presence in all of the major tobacco sourcing areas and believe that any growth in these areas would favor global leaf suppliers such as ourselves. In the future, we expect that increased regulations requiring stringent monitoring and testing of leaf chemistry and compliant sourcing documentation will place greater emphasis on major sourcing areas.
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
Growth of Alternative Tobacco Products
Most of the major tobacco product manufacturers have been developing next generation and modified risk products. These include ENDS, oral tobacco and nicotine products, and heated tobacco products. ENDS use liquid nicotine, which is predominately derived from leaf tobacco, and heated tobacco products use leaf tobacco. Oral tobacco and nicotine products may use liquid nicotine or leaf tobacco. At this time, it is unclear how these new products will affect demand for leaf tobacco. However, as our customers have been developing these products, we have been working with them to make sure we are able to meet their needs for both their traditional and new products. This is consistent with our commitment to efficiently and effectively adapt our business model to meet our customers’ evolving needs. Specifically, we have expertise in tobacco seed development, crop production methods, crop sourcing, processing, and manufacturing of reconstituted sheet tobacco, which is beneficial to our customers as they continue to develop alternative tobacco products. We also are able to provide high quality, traceable and sustainable liquid nicotine through our subsidiary, AmeriNic. We continue to monitor industry developments regarding next generation products, including consumer acceptance and regulation, and will adapt accordingly.
Leaf Tobacco Supply
Although flue-cured tobacco crops grown outside of China increased in fiscal year 2022 by about 4% to 1.7 billion kilos compared to fiscal year 2021, production levels remain below historical averages. In addition, these crops are projected to revert back to lower production levels, decreasing by about 4% to 1.7 billion kilos in fiscal year 2023. Global burley tobacco production also remains below historical levels and decreased by about 10% to about 398 million kilos in fiscal year 2022. Burley volumes are forecast to increase slightly to about 404 million kilos in fiscal year 2023. We estimate that as of March 31, 2022, industry uncommitted flue-cured and burley inventories, excluding China were at historically low levels, totaling about 62 million kilos, a decrease of about 34% from March 31, 2021 levels. At this time, we believe that both flue-cured tobacco and burley tobacco supply are in undersupply positions.
We also forecast that oriental and dark air-cured tobacco production will decrease by about 21% and increase by about 4%, respectively, in fiscal year 2023. We believe both oriental tobaccos and dark air-cured tobaccos are in undersupply positions. Over the long term, we believe that global tobacco production will continue to move in line with slightly declining total demand. South America, Asia, Africa, and North America will remain key sourcing regions for flue-cured and burley tobaccos.
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
Leaf Tobacco Demand
Industry data shows that over the past three years, world consumption of cigarettes outside of China fell at a compound annual rate of about 0.6%. We believe that growth in world consumption of cigarettes outside of China peaked several years ago and is declining. As a result, we expect that near term global demand for leaf tobacco will continue to slowly decline in line with declining global cigarette consumption.
Our sales consist primarily of flue-cured, burley, and dark air-cured tobaccos. Flue-cured and burley tobaccos, along with oriental tobaccos, are used in American-blend cigarettes which are primarily smoked in Western Europe and the United States. English-blend cigarettes which use flue-cured tobacco are mainly smoked in the United Kingdom and Asia and other emerging markets. Industry data shows that consumption of American-blend cigarettes was flat for the three years ended in 2021. If demand for American-blend cigarettes declines at a higher rate than reductions in demand for English-blend cigarettes, there may be less demand for burley and oriental tobaccos and more demand for flue-cured tobacco. However, demand is affected by many factors, including regulation, product taxation, illicit trade, alternative tobacco products, and Chinese imports. To the extent that domestic leaf production and inventory durations in China do not meet requirements for Chinese cigarette blends, that tobacco could be sourced from other origins where we have major market positions. On a year-to-year basis, we are also susceptible to fluctuations in leaf supply due to crop sizes and leaf demand as manufacturers adjust inventories or respond to changes in cigarette markets. We currently believe that the supply of flue-cured tobaccos and burley tobaccos are in an undersupply relative to anticipated demand. However, inventories held by our customers may affect their near-term demand for leaf tobacco. We also sell oriental tobaccos, which are used in American-blend cigarettes, and dark tobaccos, which are used in cigars and other smokeless products. In recent years, we have seen increased demand for natural wrapper tobacco particularly for the European and U.S. machine-made cigar markets. While we expect demand for dark tobaccos used in cigar filler to be generally in line with supply, we are continuing to see strong demand for wrapper tobacco.
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
Strengthened Global Cooperation in the Regulation on Tobacco Products
The WHO Framework Convention on Tobacco Control (“FCTC”) was ratified in 2005 to become the world’s first international public health treaty. Since its inception, the FCTC has continued to strengthen international cooperation and collaboration in tobacco control by advancing the implementation of the treaty’s 38 articles and increasing global participation. As the tenth Conference of the Parties approaches in November 2023, the FCTC is working diligently to consider amendments to the agreement and track progress in the treaty’s implementation.
While we cannot predict the extent or speed at which the efforts of the FCTC will reduce tobacco consumption, a proliferation of national laws and regulations spurred by the recommendations of the FCTC would likely reduce demand for both tobacco products and leaf.
United States FDA’s Continued Enforcement of the Tobacco Control Act
In 2009, the U.S. Congress passed the Family Smoking Prevention and Tobacco Control Act (the "Tobacco Act”). This legislation authorizes the U.S. Food and Drug Administration (“FDA”) to regulate the manufacturing and marketing of tobacco products. The Tobacco Act additionally prohibited characterizing flavors in cigarettes, restricted youth access to tobacco products, banned advertising claims regarding certain tobacco products, and established the Center for Tobacco Products.

Over the past decade, the FDA has focused on establishing the scientific foundation and regulatory framework for regulating tobacco products in the United States. On May 10, 2016, the FDA released “deeming” regulations to extend FDA oversight over all tobacco products, including electronic nicotine delivery systems, cigars, hookah tobacco, pipe tobacco, dissolvables, and “novel and future products.” Additionally, Congress extended FDA’s authority to include regulation of tobacco products using synthetically manufactured nicotine in addition to naturally derived nicotine in March 2022. The regulations require tobacco product manufacturers to register tobacco products that were on the market on February 15, 2007, and to seek FDA authorization to sell any products modified or introduced after such date. All submissions require manufacturers to list ingredients in their products. In April 2022, FDA released two proposed rules to advance product standards intended to ban menthol in cigarettes and characterizing flavors in cigars. The flavored tobacco product category accounts for a significant percentage of the U.S. market, and these product standards would likely impact future leaf demand if adopted. It is also expected that if these bans are adopted, they will be challenged in the legal system so it is not possible at this time to predict when and if these bans become effective.
Although less than 5% of cigarettes manufactured worldwide are consumed in the United States, the FDA is widely considered a global leader in the “science-based” regulation of tobacco products. The FDA operates in stark contrast to the WHO’s “emotion based” approach to nicotine use. The WHO is reluctant to accept one nicotine product as more/less risky than another, and their suggested solution is either rigorous regulation or outright prohibition. The continued implementation and enforcement of the Tobacco Act in the United States is likely to influence the tobacco control measures considered by other countries and international bodies, including the WHO. It is impossible to predict the ultimate impact these developing regulations will have on our business, but any reduction in the demand for our customer’s products will adversely impact the demand for leaf tobacco.
Global Acceptance of the Continuum of Risk in the Regulation of Novel Tobacco Products
As novel tobacco products, such as e-cigarettes and heat-not-burn devices, emerge in the global market, governments are tasked with developing the appropriate, science-based approach to regulation. In 2017, then Commissioner of the FDA, Scott Gottlieb, announced a new regulatory approach for the regulation of tobacco products that embraced the placement of each product somewhere along a “continuum of risk”. This comprehensive plan on nicotine use sought to facilitate an adult tobacco consumer’s switch from combustible cigarettes to less risky products found lower on the continuum. As part of this regulatory scheme, the FDA approved the first “heat-not-burn” and “very-low nicotine” premarket tobacco applications to permit the sale of these products within the United States. Furthermore, FDA approved their first modified risk tobacco products applications to permit certain products in the heat-not-burn and smokeless categories to make modified exposure or risk claims. Although the WHO FCTC does not include specific harm-reduction provisions in the language of the treaty, a growing number of countries have established tobacco control strategies incorporating a continuum of risk concept. In addition, the global tobacco product market is continuously diversifying to include a wide array of novel tobacco products to serve as alternatives to combustible cigarettes.
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
We made significant strategic investments in our plant-based ingredients platform in fiscal years 2020, 2021, and 2022. We acquired FruitSmart in January 2020, Silva in October 2020, and Shank's in October 2021. Our ingredients businesses provide our business-to-business customers with a broad variety of plant-based ingredients for both human and pet consumption. A variety of value-added manufacturing processes are used in these businesses to convert raw materials into a wide spectrum of fruit and vegetable juices, concentrates, dehydrated products, and botanical extracts and flavorings. These businesses provide value-added agricultural processing, part of the agricultural value chain where we possess significant business expertise. We consider the agricultural value chain to consist of agricultural inputs, crop production, agricultural processing, manufacture and distribution, and retail sales. We are pleased with the ongoing integration of our plant-based ingredients platform, and we are ahead of our capital allocation strategy objectives. With the acquisition of Shank’s, we are able to expand the products that we offer by adding Shank’s portfolio of high-quality botanical extracts and flavorings to our plant-based ingredients platform.
One of the markets our plant-based ingredients business serve is the growing Global Health and Wellness Foods Market. According to industry estimates this market is projected to grow at an annual rate of 4%-6% over the next several years. In addition, with the COVID-19 pandemic, there has been and continues to be strong consumer demand for healthy foods. FruitSmart is seeing growing consumer interest in better-for-you premium ingredients, including custom blends, not-from-concentrate and dry products. It is also seeing strong growth in targeted end markets utilizing FruitSmart products, including ciders, purees and nutraceuticals. Silva is well positioned to take advantage of increasing demand for natural and clean-label products across the end markets it serves, including within the attractive and growing savory and pet food end markets. Industry estimates project annual growth of about 5% over the next several years for the pet food market in the U.S.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding the portion of our bank term loans that have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $333 million at March 31, 2022. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $3.3 million, that amount would be at least partially mitigated by changes in charges to customers.
In addition, changes in interest rates affect the calculation of our pension plan liabilities. As rates decrease, the liability for the present value of amounts expected to be paid under the plans increases. Rate changes also affect expense. As of the March 31, 2022 measurement date, a 1% decrease in the discount rate would have increased the projected benefit obligation (“PBO”) for pensions by $37 million and increased annual pension expense by $3 million. Conversely, a 1% increase in the discount rate would have reduced the PBO by $30 million and reduced annual pension expense by $3 million.
Currency Risk
The international leaf tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country. We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency. Any currency gains or losses on those advances are usually offset by increases or decreases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries. We are vulnerable to currency remeasurement gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. We recognized net remeasurement losses of $19.0 million in fiscal year 2022, $8.5 million of net remeasurement gains in fiscal year 2021, and $16.4 million of net remeasurement losses in fiscal year 2020. We recognized net foreign currency transaction gains of $18.0 million in fiscal year 2022, and net foreign currency transaction losses of $1.4 million in fiscal year 2021, and $2.9 million in fiscal year 2020. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. We have entered forward currency exchange contracts to hedge against the effects of currency movements on purchases of tobacco to reduce the volatility of costs. In addition, we periodically enter into forward contracts to hedge balance sheet exposures. See Note 11 to the consolidated financial statements in Item 8 for additional information about our hedging activities.
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

Item 8.   Financial Statements and Supplementary Data
UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars, except share and per share data)	2022	2021	2020
Sales and other operating revenues	$2,103,601	$1,983,357	$1,909,979

Costs and expenses
Cost of goods sold	1,694,675	1,597,354	1,553,167
Selling, general and administrative expenses	240,686	219,789	222,902
Other income	(2,532)	(4,173)	—
Restructuring and impairment costs	10,457	22,577	7,543

Operating income	160,315	147,810	126,367
Equity in pretax earnings of unconsolidated affiliates	6,095	2,985	4,211
Other non-operating income (expense)	2,687	(440)	986
Interest income	917	325	1,581
Interest expense	27,747	24,954	19,854

Income before income taxes	142,267	125,726	113,291
Income taxes	38,663	29,412	35,288

Net income	103,604	96,314	78,003
Less: net income attributable to noncontrolling interests in subsidiaries	(17,027)	(8,904)	(6,323)
Net income attributable to Universal Corporation	$86,577	$87,410	$71,680

Earnings per share:
Basic	$3.50	$3.55	$2.87
Diluted	$3.47	$3.53	$2.86

Weighted average common shares outstanding:
Basic	24,764,177	24,656,009	24,982,259
Diluted	24,922,896	24,788,566	25,106,351
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars)	2022	2021	2020
Net income	$103,604	$96,314	$78,003
Other comprehensive income (loss):
Foreign currency translation, net of income taxes	(6,367)	8,272	(3,066)
Foreign currency hedge, net of income taxes	3,993	11,812	(11,850)
Interest rate hedge, net of income taxes	18,620	7,922	(26,468)
Pension and other postretirement benefit plans, net of income taxes	5,943	17,038	(14,766)
Total other comprehensive income (loss), net of income taxes	22,189	45,044	(56,150)
Total comprehensive income	125,793	141,358	21,853
Less: comprehensive income attributable to noncontrolling interests	(16,490)	(9,388)	(6,079)

Comprehensive income attributable to Universal Corporation	$109,303	$131,970	$15,774
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands of dollars)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$81,648	$197,221
Accounts receivable, net	385,437	367,482
Advances to suppliers, net	129,838	121,618
Accounts receivable—unconsolidated affiliates	4,540	584
Inventories—at lower of cost or net realizable value:
Tobacco	822,513	640,653
Other	194,161	145,965
Prepaid income taxes	13,095	15,029
Other current assets	116,779	66,806
Total current assets	1,748,011	1,555,358

Property, plant and equipment
Land	23,959	22,400
Buildings	293,935	284,430
Machinery and equipment	668,451	658,826
	986,345	965,656
Less accumulated depreciation	(641,227)	(616,146)
	345,118	349,510
Other assets
Operating lease right-of-use assets	40,243	31,230
Goodwill, net	213,998	173,051
Other intangibles, net	92,571	72,304
Investments in unconsolidated affiliates	81,006	84,218
Deferred income taxes	11,616	12,149
Pension asset	12,667	11,950
Other noncurrent assets	41,115	52,154
	493,216	437,056

Total assets	$2,586,345	$2,341,924

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS—(Continued)

	March 31,
(in thousands of dollars)	2022	2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$182,639	$101,294
Accounts payable and accrued expenses	272,042	139,484
Accounts payable—unconsolidated affiliates	5,308	1,282
Customer advances and deposits	13,724	8,765
Accrued compensation	27,281	29,918
Income taxes payable	7,427	4,516
Current portion of operating lease liabilities	10,303	7,898
Current portion of long-term debt	—	—
Total current liabilities	518,724	293,157

Long-term debt	518,547	518,172
Pensions and other postretirement benefits	52,890	57,637
Long-term operating lease liabilities	29,617	19,725
Other long-term liabilities	34,464	59,814
Deferred income taxes	47,334	44,994
Total liabilities	1,201,576	993,499

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 24,550,019 shares issued and outstanding (24,514,867 at March 31, 2021)	330,662	326,673
Retained earnings	1,094,192	1,087,663
Accumulated other comprehensive loss	(84,311)	(107,037)
Total Universal Corporation shareholders' equity	1,340,543	1,307,299
Noncontrolling interests in subsidiaries	44,226	41,126
Total shareholders' equity	1,384,769	1,348,425

Total liabilities and shareholders' equity	$2,586,345	$2,341,924
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(in thousands of dollars)	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$103,604	$96,314	$78,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,521	44,733	38,379
Provision for losses (recoveries) on advances and guaranteed loans to suppliers	5,988	5,534	937
Inventory write-downs	19,944	13,463	10,319
Stock-based compensation expense	6,186	6,106	5,631
Foreign currency remeasurement loss (gain), net	19,029	(8,475)	16,422
Foreign currency exchange contracts	(13,210)	(1,567)	499
Deferred income taxes	(2,473)	(2,335)	(8,697)
Equity in net income of unconsolidated affiliates, net of dividends	(329)	(296)	1,101
Restructuring and impairment costs	10,457	22,577	7,543
Restructuring payments	(4,134)	(8,283)	(2,787)
Change in estimated fair value of contingent consideration for FruitSmart acquisition	(2,532)	(4,173)	—
Other, net	513	(1,373)	(9,271)
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(23,185)	(5,239)	16,267
Inventories and other assets	(261,911)	43,199	(94,538)
Income taxes	6,644	(4,516)	10,927
Accounts payable and other accrued liabilities	123,102	26,171	(48,534)
Customer advances and deposits	4,668	(1,426)	(11,304)
Net cash provided by operating activities	44,882	220,414	10,897

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(53,203)	(66,154)	(35,227)
Purchase of business, net of cash held by the business	(102,462)	(161,751)	(80,180)
Proceeds from sale of property, plant and equipment	13,004	11,436	8,547
Other	—	(800)	495
Net cash used by investing activities	(142,661)	(217,269)	(106,365)

Cash Flows From Financing Activities:
Issuance (repayment) of short-term debt, net	79,286	29,396	24,114
Issuance of long-term debt	—	150,000	—
Dividends paid to noncontrolling interests in subsidiaries	(13,390)	(10,881)	(6,251)
Repurchase of common stock	(3,053)	—	(33,457)
Dividends paid on common stock	(76,436)	(75,177)	(75,368)
Debt issuance costs and other	(3,167)	(1,949)	(3,184)
Net cash provided/(used) by financing activities	(16,760)	91,389	(94,146)

Effect of exchange rate changes on cash	(1,034)	1,257	(512)
Net increase (decrease) in cash and cash equivalents	(115,573)	95,791	(190,126)
Cash, restricted cash and cash equivalents at beginning of year	203,221	107,430	297,556
Cash, Restricted Cash and Cash Equivalents at End of Year	$87,648	$203,221	$107,430

Supplemental Information:
Cash and cash equivalents	$81,648	$197,221	$107,430
Restricted cash (Other noncurrent assets)	6,000	6,000	—
Total cash, restricted cash and cash equivalents	$87,648	$203,221	$107,430

Supplemental information—cash paid for:
Interest	$27,113	$24,198	$19,376
Income taxes, net of refunds	$33,010	$36,443	$30,984
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2022
Balance at beginning of year	$326,673	$1,087,663	$(107,037)	$41,126	$1,348,425
Changes in common stock
Repurchase of common stock	(782)	—	—	—	(782)
Accrual of stock-based compensation	6,187	—	—	—	6,187
Withholding of shares from stock-based compensation for grantee income taxes	(2,486)	—	—	—	(2,486)
Dividend equivalents on restricted stock units (RSUs)	1,070	—	—	—	1,070
Changes in retained earnings
Net income	—	86,577	—	17,027	103,604
Cash dividends declared on common stock ($3.12 per share)	—	(76,707)	—	—	(76,707)
Repurchase of common stock	—	(2,271)	—	—	(2,271)
Dividend equivalents on restricted stock units (RSUs)	—	(1,070)	—	—	(1,070)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	(5,830)	(537)	(6,367)
Foreign currency hedge, net of income taxes	—	—	3,993	—	3,993
Interest rate hedge, net of income taxes	—	—	18,620	—	18,620
Pension and other postretirement benefit plans, net of income taxes	—	—	5,943	—	5,943
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(13,390)	(13,390)
Balance at end of year	$330,662	$1,094,192	$(84,311)	$44,226	$1,384,769

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2021
Balance at beginning of year	$321,502	$1,076,760	$(151,597)	$42,619	$1,289,284
Changes in common stock
Accrual of stock-based compensation	6,106	—	—	—	6,106
Withholding of shares from stock-based compensation for grantee income taxes	(1,949)	—	—	—	(1,949)
Dividend equivalents on restricted stock units (RSUs)	1,014	—	—	—	1,014
Changes in retained earnings
Net income	—	87,410	—	8,904	96,314
Cash dividends declared on common stock ($3.08 per share)	—	(75,493)	—	—	(75,493)
Dividend equivalents on restricted stock units (RSUs)	—	(1,014)	—	—	(1,014)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	7,788	484	8,272
Foreign currency hedge, net of income taxes	—	—	11,812	—	11,812
Interest rate hedge, net of income taxes	—	—	7,922	—	7,922
Pension and other postretirement benefit plans, net of income taxes	—	—	17,038	—	17,038
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(10,881)	(10,881)
Balance at end of year	$326,673	$1,087,663	$(107,037)	$41,126	$1,348,425

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2020
Balance at beginning of year	$326,600	$1,106,178	$(95,691)	$42,791	$1,379,878
Changes in common stock
Repurchase of common stock	(8,562)	—	—	—	(8,562)
Accrual of stock-based compensation	5,631	—	—	—	5,631
Withholding of shares from stock-based compensation for grantee income taxes	(3,183)	—	—	—	(3,183)
Dividend equivalents on restricted stock units (RSUs)	1,016	—	—	—	1,016
Changes in retained earnings
Net income	—	71,680	—	6,323	78,003
Cash dividends declared on common stock ($3.04 per share)		(75,187)	—	—	(75,187)
Repurchase of common stock	—	(24,895)	—	—	(24,895)
Dividend equivalents on restricted stock units (RSUs)	—	(1,016)	—	—	(1,016)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	(2,822)	(244)	(3,066)
Foreign currency hedge, net of income taxes	—	—	(11,850)	—	(11,850)
Interest rate hedge, net of income taxes	—	—	(26,468)	—	(26,468)
Pension and other postretirement benefit plans, net of income taxes	—	—	(14,766)	—	(14,766)
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(6,251)	(6,251)
Balance at end of year	$321,502	$1,076,760	$(151,597)	$42,619	$1,289,284

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Fiscal Year Ended March 31,
	2022	2021	2020
Common Shares Outstanding:
Balance at beginning of year	24,514,867	24,421,835	24,989,946
Issuance of common stock	93,416	93,032	88,709
Repurchase of common stock	(58,264)	—	(656,820)
Balance at end of year	24,550,019	24,514,867	24,421,835
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
The extent to which the ongoing COVID-19 pandemic will impact the Company's financial condition, results of operations and demand for its products and services will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing geographic spread and mutations of COVID-19, the severity of the pandemic, the duration of the COVID-19 outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the COVID-19 pandemic and the impact on the U.S. and the global economies, markets and supply chains. At March 31, 2022, it is not possible to predict the overall impact of the ongoing COVID-19 pandemic on the Company's business, financial condition, results of operations and demand for its products and services.
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
The equity method of accounting is used for investments in companies where Universal Corporation has a voting interest of 20% to 50%. These investments are accounted for under the equity method because Universal exercises significant influence over those companies, but not control. The Company received dividends totaling $4.3 million in fiscal year 2022, $2.9 million in fiscal year 2021, and $3.9 million in fiscal year 2020, from companies accounted for under the equity method. Investments where Universal has a voting interest of less than 20% are not significant and do not have readily determinable fair values. As such, the Company has elected the alternate method of measuring these investments at cost, less any impairment. The Company's 49% ownership interest in Socotab L.L.C. (“Socotab”), a leading supplier of oriental tobaccos with operations located principally in Eastern Europe and Turkey, is the primary investment accounted for under the equity method. The investment in Socotab is an important part of the Company's overall product and service arrangements with its major customers. The Company reviews the carrying value of its investments in Socotab and its other unconsolidated affiliates on a regular basis and considers whether any factors exist that might indicate an impairment in value that is other than temporary.
The Company's operations in Zimbabwe are deconsolidated under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. The investment in the Zimbabwe operations is accounted for at cost and was zero at March 31, 2022 and 2021. The Company has a net foreign currency translation loss associated with the Zimbabwe operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss at March 31, 2022. As a regular part of its reporting, the Company reviews the conditions that resulted in the deconsolidation of the Zimbabwe operations to confirm that such accounting treatment is still appropriate. Dividends from the Zimbabwe operations are recorded in income in the period received.
The Company holds less than a 100% financial interest in certain consolidated subsidiaries. The net income and shareholders’ equity attributable to the noncontrolling interests in these subsidiaries are reported on the face of the consolidated financial statements. There were no material changes in the Company’s ownership percentage in any of these subsidiaries during fiscal years 2022, 2021, or 2020.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Investments in Unconsolidated Affiliates
The Company’s investments in its unconsolidated affiliates, which include its Zimbabwe operations, are non-marketable securities. Universal reviews such investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recovered. For example, the Company would review such an investment for impairment if the investee were to lose a significant customer, suffer a large reduction in sales margins, experience a major change in its business environment, or undergo any other significant change in its normal business. In assessing the recoverability of these investments, the Company follows the applicable accounting guidance in determining the fair value of the investments. In most cases, this involves the use of undiscounted and discounted cash flow models (Level 3 of the fair value hierarchy under the accounting guidance). If the fair value of an unconsolidated investee is determined to be lower than its carrying value, an impairment loss is recognized. The determination of fair value using discounted cash flow models is normally not based on observable market data from independent sources and therefore requires significant management judgment with respect to estimates of future operating earnings and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, and therefore could increase or decrease any impairment charge related to these investments. During the fiscal year ended March 31, 2022, the Company recognized an immaterial impairment of an investment in an equity method investee in Africa.
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
The following table provides a reconciliation of (1) equity in the pretax earnings of unconsolidated affiliates, as reported in the consolidated statements of income to (2) equity in the net income of unconsolidated affiliates, net of dividends, as reported in the consolidated statements of cash flows for the fiscal years ended March 31, 2022, 2021, and 2020:

	Fiscal Year Ended March 31,
	2022	2021	2020
Equity in pretax earnings reported in the consolidated statements of income	$6,095	$2,985	$4,211
Less: Equity in income taxes	(1,481)	180	(1,390)
Equity in net income	4,614	3,165	2,821
Less: Dividends received on investments (1)	(4,285)	(2,869)	(3,922)
Equity in net income, net of dividends, reported in the consolidated statements of cash flows	$329	$296	$(1,101)
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
Calculations of earnings per share for the fiscal years ended March 31, 2022, 2021, and 2020, are provided in Note 5.
Cash, Restricted Cash, and Cash Equivalents
 All highly liquid investments with a maturity of three months or less at the time of purchase are classified as cash equivalents. Restricted cash is associated with the acquisition of Silva International, Inc. ("Silva") and is recognized as a component of other noncurrent assets at March 31, 2022 and 2021.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Advances to Tobacco Suppliers
In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are typically short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to tobacco suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to tobacco suppliers totaled approximately $153 million at March 31, 2022 and $144 million at March 31, 2021. The related valuation allowances totaled $19 million at March 31, 2022, and $18 million at March 31, 2021, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions for estimated uncollectible amounts of approximately $6.0 million in fiscal year 2022, $5.5 million in fiscal year 2021, and $1.0 million in fiscal year 2020. These net provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Advances on which interest accrual had been discontinued totaled approximately $4 million at both March 31, 2022 and 2021.
Inventories
Inventories are valued at the lower of cost or net realizable value. Raw materials primarily consist of unprocessed leaf tobacco, which is clearly identified by type and grade at the time of purchase. The Company tracks the costs associated with this tobacco in the final product lots, and maintains this identification through the time of sale. This method of cost accounting is referred to as the specific cost or specific identification method. The predominant cost component of the Company’s inventories is the cost of the unprocessed tobacco. Direct and indirect processing costs related to these raw materials are capitalized and allocated to inventory in a systematic manner. The Company does not capitalize any interest or sales-related costs in inventory. Freight costs are recorded in cost of goods sold. Other inventories consist primarily of unprocessed and processed food and vegetable ingredients, extracts, seed, fertilizer, packing materials, and other supplies, and are valued using the specific cost method.
Recoverable Value-Added Tax Credits
In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time, and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At March 31, 2022 and 2021, the aggregate balances of recoverable tax credits held by the Company’s subsidiaries totaled approximately $67 million and $49 million, respectively, and the related valuation allowances totaled approximately $21 million and $19 million, respectively. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Property, Plant and Equipment
Depreciation of property, plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated primarily using the straight-line method. Buildings include processing and blending facilities, offices, and warehouses. Machinery and equipment consists of processing and packing machinery and transport, office, and computer equipment. Estimated useful lives range as follows: buildings - 15 to 40 years; processing and packing machinery - 3 to 11 years; transport equipment - 3 to 10 years; and office and computer equipment - 3 to 12 years. Where applicable and material in amount, the Company capitalizes related interest costs during periods that property, plant and equipment are being constructed or made ready for service. No interest was capitalized in fiscal years 2022, 2021, or 2020.
Leases
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
Goodwill and Other Intangibles
Goodwill and other intangibles are disclosed in Note 7. Goodwill principally consists of the excess of the purchase price of acquired companies over the fair value of the net assets. Goodwill is carried at the lower of cost or fair value and is reviewed for potential impairment on an annual basis as of the end of the fiscal year. Accounting Standards Codification Topic 350 (“ASC 350”) permits companies to base their initial assessments of potential goodwill impairment on qualitative factors, and the Company elected to use that approach at March 31, 2022 and 2021. Those factors did not indicate that it was more likely than not that the fair value of any of the reporting units was less than their respective carrying value, therefore no potential impairment of the Company's recorded goodwill was noted as of those dates.
Reporting units are distinct operating subsidiaries or groups of subsidiaries that typically compose the Company’s business in a specific country or location. Goodwill is allocated to reporting units based on the country or location to which a specific acquisition relates, or by allocation based on expected future cash flows if the acquisition relates to more than one country or location. The majority of the Company’s goodwill relates to its reporting unit in Brazil and reporting units in the Ingredients operating segment. See Notes 2 and 7 for additional information. Significant adverse changes in the operations or estimated future cash flows for a reporting unit with recorded goodwill could result in an impairment charge.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Income Taxes
The Company provides deferred income taxes on temporary differences between the book and tax basis of its assets and liabilities. Those differences arise principally from employee benefit accruals, depreciation, deferred compensation, undistributed earnings of unconsolidated affiliates, undistributed earnings of foreign subsidiaries, goodwill, intangibles, and valuation allowances on farmer advances and VAT credits. Income taxes provided on pretax amounts recorded in accumulated other comprehensive income (loss) are released when the related pretax amounts are reclassified to earnings. Additional disclosures related to the Company's income taxes are disclosed in Note 6.
Fair Values of Financial Instruments
The fair value of the Company’s long-term debt, disclosed in Note 12, approximates the carrying amount since the variable interest rates in the underlying credit agreement reflect the market interest rates that were available to the Company at March 31, 2022. In periods when fixed-rate obligations are outstanding, fair values are estimated using market prices where they are available or discounted cash flow models based on current incremental borrowing rates for similar classes of borrowers and borrowing arrangements. The fair values of interest rate swap agreements designated as cash flow hedges and used to fix the variable benchmark rate on outstanding long-term debt are determined separately and recorded in other long-term liabilities. Except for interest rate swaps and forward foreign currency exchange contracts that are discussed below, the fair values of all other assets and liabilities that qualify as financial instruments approximate their carrying amounts.
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
Translation and Remeasurement of Foreign Currencies
The financial statements of foreign subsidiaries having the local currency as the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates applicable to each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of other comprehensive income or loss. The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement gains and losses that are included in earnings as a component of selling, general, and administrative expenses. The Company recognized net remeasurement losses of $19.0 million and $16.4 million in fiscal years 2022 and 2020 , and net remeasurement gains of $8.5 million in fiscal year 2021.
Foreign currency transactions and forward foreign currency exchange contracts that are not designated as hedges generate gains and losses when they are settled or when they are marked-to-market under the prescribed accounting guidance. These transaction gains and losses are also included in earnings as a component of selling, general, and administrative expenses. The Company recognized net foreign currency transaction gains of $18.0 million in fiscal year 2022 and net foreign currency transaction losses of $1.4 million and $2.9 million in fiscal years 2021 and 2020, respectively.
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
While most of the Company’s revenue is derived from tobacco that is purchased from farmers, processed and packed in its factories, and then sold to customers, some revenue is earned from processing tobacco owned by customers and from other value-added services. The arrangements for processing services usually exist in specific markets where the customers contract directly with farmers for leaf production, and they have accounted for less than 5% of total revenue on an annual basis through the

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
fiscal year ended March 31, 2022. Processing and packing of leaf tobacco is a short-duration process. Under normal operating conditions, raw tobacco that is placed into the production line exits as processed and packed tobacco within one hour, and is then later transported to customer-designated storage facilities. The revenue for these services is recognized when the performance obligation is met upon the completion of processing, and the Company's operating history indicates that customer requirements for processed tobacco are consistently met upon completion of processing.
The Company has diversified its operations through acquisition of established companies that offer customers a wide range of both liquid and dehydrated fruit and vegetable ingredient products, as well as botanical extracts and flavors. These operations procure raw materials from domestic and international growers and suppliers and through a variety of processing steps (including sorting, cleaning, pressing, mixing, extracting, and blending), manufacture finished goods utilized in both human and pet food. The contracts for food ingredients with customers create a performance obligation to transfer the manufactured finished goods to the customer. Transaction prices for the sale of food ingredients are primarily based on negotiated fixed prices. At the point in time that the customer obtains control over the finished product, which is typically aligned with physical shipment under the contractual terms with the customer, the Company completes its performance obligation and recognizes the revenue for the sale.
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
Pronouncements Adopted in Fiscal Year 2022
The Company adopted FASB issued Accounting Standards Update No. 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes” (“ASU 2019-12”) effective April 1, 2021. ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences related to changes in ownership of equity method investments and foreign subsidiaries. The updated guidance also simplifies aspects of accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. There was no material impact to the consolidated financial statements from the adoption of ASU 2019-12.

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
NOTE 2.   BUSINESS COMBINATIONS
Acquisition of Shank's Extracts, LLC
On October 4, 2021, the Company acquired 100% of the capital stock of Shank's Extract's, LLC (“Shank's”), a flavors and extracts processing company, for approximately $100 million in cash and $2.4 million of additional working capital on-hand at the date of acquisition. The acquisition of Shank's diversifies the Company's product offerings and generates new opportunities for its plant-based ingredients platform.
The goodwill and intangibles recognized for the Shank's acquisition are deductible for U.S. income tax purposes. The transaction was treated as an asset acquisition for U.S. Federal tax purposes, resulting in a step-up of tax basis to fair value.
For the fiscal year ended March 31, 2022, the Company incurred $2.3 million for acquisition-related transaction costs for the purchase of Shank's. The acquisition-related costs were expensed as incurred and recorded in selling, general, and administrative expense on the consolidated statements of income.
In November 2021, the Company acquired the land and buildings utilized by Shank's operations for $13.3 million. The purchase of the land and buildings resulted in the elimination of the $8.5 million operating lease right-of-use asset and lease liability recognized on the acquisition date for Shank's.
Acquisition of Silva International, Inc.
On October 1, 2020 the Company acquired 100% of the capital stock of Silva International, Inc. ("Silva"), a natural, specialty dehydrated vegetable, fruit, and herb processing company serving global markets, for approximately $164 million in cash and $5.9 million of additional working capital on-hand at the date of acquisition. The acquisition of Silva diversified the Company's product offerings and generates new opportunities for its plant-based ingredients platform. The tax basis of the assets acquired and liabilities assumed did not result in a step-up of tax basis and the related goodwill is not deductible for U.S. income tax purposes.
The Company continues to employ one of Silva's selling shareholders and as stipulated in the Silva purchase agreement has transferred $6.0 million to a third-party escrow account that may ultimately be earned by the selling shareholder upon completion of a post-combination service period. Since the compensation agreement for the selling shareholder who remains employed with the Company includes a post-combination service period, the Company excluded the entire $6.0 million in the purchase price to be allocated. The $6.0 million in escrow is recognized as restricted cash in other noncurrent assets on the consolidated balance sheet at March 31, 2022. The contingent consideration arrangement for the selling shareholder includes a post-combination service requirement and forfeitable payment provisions, therefore under ASC Topic 805, “Business Combinations,” must be treated as compensation expense and recognized ratably over the requisite service period in selling, general, and administrative expense on the consolidated statements of income.
For the fiscal year ended March 31, 2021, the Company incurred $3.9 million for acquisition-related transaction costs for the purchase of Silva. The acquisition-related costs were expensed as incurred and recorded in selling, general, and administrative expense on the consolidated statements of income.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the final purchase price allocations of the assets acquired and liabilities assumed for the Shank's and Silva acquisitions.

	Shank's	Silva
Assets	October 4, 2021	October 1, 2020
Cash and cash equivalents	$754	$8,126
Accounts receivable, net	6,643	17,885
Advances to suppliers, net	—	3,011
Inventory	15,792	33,162
Other current assets	415	833
Property, plant and equipment	11,000	24,437
Operating lease right-of-use assets	8,531	—
Intangibles
Customer relationships	24,000	53,000
Developed technology	4,500	—
Trade names	—	7,800
Non-compete agreements	3,000	—
Goodwill	41,061	46,144
Total assets acquired	115,696	194,398

Liabilities
Accounts payable and accrued expenses	6,159	11,683
Customer advances and deposits	351	—
Accrued compensation	655	3,350
Income taxes payable	—	946
Current portion operating lease liabilities	8,531	—
Deferred income taxes	—	14,419
Total liabilities assumed	15,696	30,398

Total assets acquired and liabilities assumed	$100,000	$164,000
A portion of the goodwill recorded as part of the acquisitions was attributable to the assembled workforce of Shank's and Silva, respectively. The Company determined the Shank's and Silva operations were not material to the Company’s consolidated results. Therefore, pro forma information is not presented.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Other Sales and Revenue from Contracts with Customers
From time to time, the Company enters into various arrangements with customers to provide other value-added services that may include blending, chemical and physical testing of products, storage, sorting, and tobacco cutting services for select manufacturers. These other arrangements and operations are a much smaller portion of the Company’s business, and are separate and distinct contractual agreements from the Company’s tobacco and food ingredients sales or third-party processing arrangements with customers. The transaction prices and timing of revenue recognition of these items are determined by the specifics of each contract.
Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Fiscal Year Ended March 31,
	2022	2021	2020
Tobacco sales	$1,703,330	$1,715,066	$1,759,769
Ingredient sales	250,595	127,393	22,014
Processing revenue	77,048	73,021	76,123
Other sales and revenue from contracts with customers	60,177	49,983	33,971
Total revenue from contracts with customers	2,091,150	1,965,463	1,891,877
Other operating sales and revenues	12,451	17,894	18,102
Consolidated sales and other operating revenues	$2,103,601	$1,983,357	$1,909,979
Other operating sales and revenues consists principally of interest on advances to tobacco suppliers and dividend income from unconsolidated affiliates.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Major Customers
A material part of the Company’s business is dependent upon a few customers. The Company’s seven largest customers are Altria Group, Inc, British American Tobacco plc, China Tobacco International, Inc., Imperial Brands plc, Japan Tobacco, Inc., Philip Morris International, Inc., and Swedish Match AB. In the aggregate, these customers have accounted for more than 60% of consolidated revenue for each of the past three fiscal years. For the fiscal years ended March 31, 2022, 2021, and 2020, revenue from Imperial Brands plc accounted for revenue of approximately $380 million, $340 million, and $320 million, respectively, Philip Morris International, Inc. accounted for revenue of approximately $320 million, $460 million, and $500 million, respectively, and British American Tobacco plc accounted for revenue of approximately $260 million, $210 million, and $190 million, respectively. These customers do business with various affiliates in the Company’s Tobacco Operations segment. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on the Company.
NOTE 4. RESTRUCTURING AND IMPAIRMENT COSTS
During the fiscal years ended March 31, 2022, 2021, and 2020 Universal recorded restructuring and impairment costs related to business changes and various initiatives to adjust certain operations and reduce costs.
Fiscal Year Ended March 31, 2022
Tobacco Operations
As a result of efforts to exit the idled tobacco operations in Tanzania, the Company reevaluated the carrying values of property, plant, and equipment associated with the Tanzania operations. During the fiscal year ended March 31, 2022, the Company determined the carrying value exceeded the estimated fair value of those assets and recognized a $9.4 million impairment charge. See Note 19 for additional information.
During the fiscal year ended March 31, 2022, the Company also incurred $2.2 million of termination costs for the Tobacco Operations segment.
Ingredients Operations
During the fiscal year ended March 31, 2022, the Company recognized $1.2 million of net gains on the sale of the remaining property, plant, and equipment associated with the wind-down of the CIFI operations that was announced in fiscal year 2021.
Fiscal Year Ended March 31, 2021
Tobacco Operations
During the fiscal year ended March 31, 2021, the Company incurred $4.4 million of termination and impairment costs associated with the restructuring of tobacco buying and administrative operations in Africa, $1.2 million of combined termination costs in other regions, and a $0.9 million charge for the liquidation of an idled service entity in Tanzania. Total restructuring and impairments costs related to the Tobacco Operations segment were $6.5 million for the fiscal year ended March 31, 2021.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
    A summary of the restructuring and impairment costs incurred during the fiscal years ended March 31, 2022, 2021, and 2020 is as follows:

	Fiscal Years Ended March 31,
	2022	2021	2020
Restructuring Costs:
Employee termination benefits	$2,174	$5,237	$5,356
Other restructuring costs	(24)	3,468	—
	2,150	8,705	5,356
Impairment Costs:
Property, plant, and equipment and other noncurrent assets	8,307	13,872	2,187
	$8,307	$13,872	$2,187
Total restructuring and impairment costs	$10,457	$22,577	$7,543
A reconciliation of the Company’s liability for employee termination benefits and other restructuring costs for fiscal years 2020 through 2022 is as follows:

	Employee Termination Benefits	Other Costs	Total
Balance at April 1, 2019	$623	$223	$846
Fiscal Year 2020 Activity:
Costs charged to expense	5,356	—	5,356
Payments and write-offs	(2,564)	(223)	(2,787)
Balance at March 31, 2020	3,415	—	3,415
Fiscal Year 2021 Activity:
Costs charged to expense	5,237	3,468	8,705
Payments and write-offs	(7,282)	(2,855)	(10,137)
Balance at March 31, 2021	1,370	613	1,983
Fiscal Year 2022 Activity:
Costs charged to expense	2,174	(24)	2,150
Payments and write-offs	(3,544)	(589)	(4,133)
Balance at March 31, 2022	$—	$—	$—
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 5.   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
(in thousands, except share and per share data)	2022	2021	2020
Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$86,577	$87,410	$71,680

Denominator for basic earnings per share
Weighted average shares outstanding	24,764,177	24,656,009	24,982,259

Basic earnings per share	$3.50	$3.55	$2.87

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$86,577	$87,410	$71,680

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,764,177	24,656,009	24,982,259
Effect of dilutive securities
Employee and outside director share-based awards	158,719	132,557	124,092
Denominator for diluted earnings per share	24,922,896	24,788,566	25,106,351

Diluted earnings per share	$3.47	$3.53	$2.86
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
For fiscal years ended March 31, 2022, 2021, and 2020 the Company's U.S. federal statutory tax rate is 21.0%. The U.S. tax system is primarily territorial based after the enactment of the Tax Cuts and Jobs Act of 2017. The U.S. tax law imposes a tax on U.S. shareholders on certain low-taxed income earned by controlled foreign corporations, referred to as global intangible low-taxed income ("GILTI”). The Company has made an accounting policy election to account for any additional tax resulting from the GILTI provisions in the year in which it is incurred and has not recorded any deferred taxes on temporary book-tax differences related to this income.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Income Tax Expense
Income taxes for the fiscal years ended March 31, 2022, 2021, and 2020 consisted of the following:

	Fiscal Year Ended March 31,
	2022	2021	2020
Current
United States	$15,042	$9,500	$2,001
State and local	265	621	92
Foreign	25,828	21,626	41,892
	41,135	31,747	43,985
Deferred
United States	(498)	(5,938)	3,735
State and local	1,568	(314)	(16)
Foreign	(3,542)	3,917	(12,416)
	(2,472)	(2,335)	(8,697)
Total	$38,663	$29,412	$35,288
Foreign taxes include any applicable U.S. tax expense on the earnings of foreign subsidiaries.
Consolidated Effective Income Tax Rate
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.0	0.2	0.1
Foreign earnings taxed at rates other than the U.S. federal statutory tax rate	3.7	(0.9)	(2.0)
Foreign dividend withholding taxes	2.3	5.3	5.1
Changes in uncertain tax positions	(0.3)	—	5.6
Other	(0.5)	(2.2)	1.3
Effective income tax rate	27.2%	23.4%	31.1%
In fiscal year 2022, the Company recognized a $1.7 million benefit related to a final tax law ruling at a foreign subsidiary.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Components of Income Before Income Taxes
The U.S. and foreign components of income before income taxes were as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
United States	$74,553	$30,060	$22,916
Foreign	67,714	95,666	90,375
Total	$142,267	$125,726	$113,291
Deferred Income Tax Liabilities and Assets
Significant components of deferred tax liabilities and assets were as follows:

	March 31,
	2022	2021
Liabilities
Foreign withholding taxes	$19,353	$21,711
Property, plant and equipment	10,567	8,726
Undistributed earnings	3,004	2,947
Operating lease right-of-use assets	6,621	6,856
Goodwill and other intangible assets	34,584	35,059
Local currency exchange gains of foreign subsidiaries	4,094	—
All other	3,414	4,876
Total deferred tax liabilities	$81,637	$80,175

Assets
Employee benefit plans	$16,138	$17,199
Reserves and accruals	9,844	7,603
Deferred income	4,127	3,521
Operating lease right-of-use liabilities	6,538	6,718
Currency translation losses of foreign subsidiaries	2,173	2,173
Local currency exchange losses of foreign subsidiaries	595	450
Interest rate swap	302	5,178
All other	9,384	8,568
Total deferred tax assets	49,101	51,410
Valuation allowance	(3,182)	(4,080)
Net deferred tax assets	$45,919	$47,330
At March 31, 2022, the Company had no material net operating loss carryforwards in either its domestic or foreign operations.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Combined Income Tax Expense (Benefit)
The combined income tax expense (benefit) allocable to continuing operations and other comprehensive income was as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Continuing operations	$38,663	$29,412	$35,288
Other comprehensive loss	6,555	9,563	(14,392)
Total	$45,218	$38,975	$20,896
Uncertain Tax Positions
A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions is as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Liability for uncertain tax positions, beginning of year	$2,437	$2,377	$5,625
Additions:
Related to tax positions for the current year	48	49	1,746
Related to tax positions for prior years	328	—	4,369
Reductions:
Due to lapses of statutes of limitations	(56)	(135)	(81)
Due to tax settlements	(814)	—	(8,948)
Effect of currency rate changes	81	146	(334)
Liability for uncertain tax positions, end of year	$2,024	$2,437	$2,377
The liability for uncertain tax positions at March 31, 2022 includes approximately $2.0 million that could have an effect on the consolidated effective tax rate if the tax benefits are recognized. The liability for uncertain tax positions includes $0.1 million related to tax positions for which it is reasonably possible that the amounts could change significantly before March 31, 2023. This amount reflects a possible decrease in the liability for uncertain tax positions that could result from the completion and resolution of tax audits and the expiration of open tax years in various tax jurisdictions. The $0.8 million settlement in fiscal year 2022 represents the resolution of a tax matter with a local country taxing authority. The Company accrued $0.5 million of the fiscal year 2022 settlement in prior fiscal years. The settlement in fiscal year 2020 represents the resolution of a tax matter with a local country taxing authority that resulted in a $8.9 million settlement of which $4.5 million was accrued in prior fiscal years.
For the fiscal year ended March 31, 2021, the Company recognized $1.8 million as a component of interest expense related to a settlement of an uncertain tax position at a foreign subsidiary. Amounts accrued or reversed for interest were not material for fiscal years 2022 or 2020. Amounts accrued or reversed for penalties were not material for fiscal years 2022 through 2020, and liabilities recorded for penalties at March 31, 2022 and 2021 also were not material.
Universal and its subsidiaries file a U.S. federal consolidated income tax return, as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2022, the Company's earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2018. Open tax years in U.S. federal, state and foreign jurisdictions range from 3 to 6 years.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 7.   GOODWILL AND OTHER INTANGIBLES
The Company's changes in goodwill at March 31, 2022 and 2021 consisted of the following:

(in thousands)	Fiscal Year Ended March 31,
	2022	2021
Balance at beginning of year	$173,051	$126,826
Acquisition of business(1) (2)	41,061	46,144
Foreign currency translation adjustment	(114)	81
Balance at end of year	$213,998	$173,051
(1)     On October 4, 2021, the Company acquired 100% of the capital stock of Shank's for approximately $100 million in cash and $2.4 million of additional working capital on-hand at the date of acquisition.. The Shank's acquisition resulted in $41.1 million of goodwill. See Note 2 for additional information.
(2)     On October 1, 2020, the Company acquired 100% of the capital stock of Silva for approximately $164.0 million in cash and $5.9 million of working capital on-hand at the date of acquisition. The Silva acquisition resulted in $46.1 million of goodwill. See Note 2 for additional information.
The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at March 31, 2022 and 2021:

(in thousands, except useful life)				Fiscal Year Ended March 31,
				2022			2021
	Useful Life (Years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships(1)(2)	11	-	13	$86,500	$(9,963)	$76,537	$62,500	$(3,323)	$59,177
Trade names(1)(2)		5		11,100	(3,825)	7,275	11,100	(1,605)	9,495
Developed technology(1)		3		9,300	(3,773)	5,527	4,800	(2,000)	2,800
Noncompetition agreements(1)		5		4,000	(825)	3,175	1,000	(250)	750
Other		5		736	(679)	57	760	(678)	82
Total intangible assets				$111,636	$(19,065)	$92,571	$80,160	$(7,856)	$72,304
(1)     The Shank's acquisition resulted in $31.5 million of intangibles. See Note 2 for additional information.
(2)     The Silva acquisition resulted in $60.8 million of intangibles. See Note 2 for additional information.
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life as noted above.
The Company's amortization expense for intangible assets for the years ended March 31, 2022, 2021, and 2020:

(in thousands)	Fiscal Year Ended March 31,
	2022	2021	2020
Amortization Expense	$11,209	$6,460	$722
Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated income statements of income. The amortization expense for the other intangible assets is recorded in selling, general, and administrative expenses in the consolidated income statements of income.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of March 31, 2022, the expected future amortization expense for intangible assets is as follows:

Fiscal Year
2023	$12,494
2024	11,256
2025	11,812
2026	8,452
2027 and thereafter	48,557
Total expected future amortization expense	$92,571
NOTE 8.   CREDIT FACILITIES
Bank Credit Agreement
On December 20, 2018, the Company entered into a senior unsecured bank credit agreement that included a $430 million five-year revolving credit facility (expiring December 20, 2023), a $150 million five-year term loan (due December 20, 2023), and a $220 million seven-year term loan (due December 20, 2025). On December 17, 2020, the Company converted $150 million from the balance in the revolving credit facility into the existing term loans, splitting the balance equally between them. Additional information related to the term loans is provided in Note 9. Borrowings under the revolving credit facility bear interest at a variable rate based on either (1) LIBOR plus a margin that is based on the Company's credit measures or (2) the higher of the federal funds rate plus 0.5%, prime rate, or one-month LIBOR plus 1.0%, each plus a margin. In addition to interest, the Company pays a facility fee on the revolving credit facility. $100 million was outstanding under the revolving credit facility at March 31, 2022. The credit agreement provides for an expansion of the facility under certain conditions to allow additional borrowings of up to $200 million. The credit agreement includes financial covenants that require the Company to maintain a minimum level of tangible net worth and observe limits on debt levels. The Company was in compliance with those covenants at March 31, 2022.
Short-Term Credit Facilities
The Company maintains short-term uncommitted lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. As of March 31, 2022 and 2021, approximately $83 million and $101 million, respectively, were outstanding under these uncommitted lines of credit. The weighted-average interest rates on short-term borrowings outstanding as of March 31, 2022 and 2021 were approximately 2.7% and 4.2%, respectively. At March 31, 2022, the Company and its consolidated affiliates had unused uncommitted lines of credit totaling approximately $200 million.
NOTE 9.   LONG-TERM DEBT
The Company's long-term debt at March 31, 2022 and 2021 consisted of the following:

	March 31,
	2022	2021
Senior bank term loans	$520,000	$520,000
Less: current portion	—	—
Less: unamortized debt issuance costs	(1,453)	(1,828)
Long-term debt	$518,547	$518,172
As discussed in Note 8, on December 20, 2018, the Company entered into a bank credit agreement. The credit agreement includes a five-year term loan maturing in December 2023 and a seven-year term loan maturing in December 2025. At inception, the five-year and seven-year term loans had balances of $150 million and $220 million, respectively. On December 17, 2020, the Company converted $150 million from the balance in the revolving credit facility, split equally between the two term loans. Both term loans were fully funded at closing, require no amortization, and are prepayable without penalty prior to maturity. Under the credit agreement, both term loans bear interest at variable rates plus a margin based on the Company's credit measures. Interest payments on the additional $150 million of new term loans in fiscal year 2021 remain unhedged at March 31, 2022.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As discussed in Note 11, the Company had receive-floating/pay-fixed interest rate swap agreements in place with respect to prior loans that were initially designated and carried over to hedge the variable interest payments on the new loans. Those swap agreements were subsequently terminated in February 2019 and concurrently replaced with new interest rate swap agreements that convert the variable benchmark rate to a fixed rate through December 20, 2023 for the five-year term loan and through December 20, 2025 for the seven-year term loan. The proceeds received for the fair value of the terminated interest rate swap agreements, approximately $5.4 million, was recognized in accumulated other comprehensive income, to be amortized into earnings as a reduction of interest expense through their original maturity dates. At March 31, 2022, the entire gain from the terminated interest rate swap agreements has been amortized into interest expense. With the swap agreements in place, the effective interest rates on the original $150 million five-year loan balance and the original $220 million seven-year loan balance were 4.19% and 4.51% at March 31, 2022, respectively. The weighted average effective interest rates, when taking into consideration both the hedged and unhedged interest payments for all outstanding long-term debt, were 3.36% and 3.84% at March 31, 2022 for the five-year and seven-year term loans, respectively. Changes in the effective interest rates could result from a change in interest rates on the unhedged interest payments or a change in the Company's credit measures that impact the applicable credit spreads specified in the underlying loan agreement.
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
The following table sets forth the right-of-use assets and lease liabilities for operating leases included in the Company’s consolidated balance sheet:

(in thousands)	March 31, 2022	March 31, 2021

Assets
Operating lease right-of-use assets	$40,243	$31,230

Liabilities
Current portion of operating lease liabilities	$10,303	$7,898
Long-term operating lease liabilities	29,617	19,725
Total operating lease liabilities	$39,920	$27,623
The following table sets forth the location and amount of operating lease costs included in the Company's consolidated statement of income:

	Fiscal Year Ended March 31,	Fiscal Year Ended March 31,
(in thousands)	2022	2021

Income Statement Location
Cost of goods sold	$10,874	$12,903
Selling, general, and administrative expenses	9,676	9,408
Total operating lease costs(1)	$20,550	$22,311
(1)Includes variable operating lease costs.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table reconciles the undiscounted cash flows to the operating lease liabilities in the Company’s consolidated balance sheet:

(in thousands)	March 31, 2022
Maturity of Operating Lease Liabilities
2023	$11,977
2024	9,921
2025	7,783
2026	5,136
2027	3,895
2028 and thereafter	8,492
Total undiscounted cash flows for operating leases	$47,204
Less: Imputed interest	(7,284)
Total operating lease liabilities	$39,920
As of March 31, 2022, the Company had entered into no additional operating leases that have not yet commenced.
The following table sets forth supplemental information related to operating leases:

	Fiscal Year Ended March 31,	Fiscal Year Ended March 31,
(in thousands, except lease term and incremental borrowing rate)	2022	2021

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$12,018	$12,855
Right-of-use assets obtained in exchange for new operating leases	22,506	10,970

Weighted Average Remaining Lease Term (years)	5.51	5.57

Weighted Average Collateralized Incremental Borrowing Rate	5.43%	4.05%
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
Cash Flow Hedging Strategy for Interest Rate Risk
In February 2019, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2018. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At March 31, 2022, the total notional amount of the interest rate swaps was $370 million, which corresponded with the former original outstanding balance of the term loans. During the third quarter of fiscal year 2021, the Company converted $150 million from the balance in its revolving credit line into the existing term loans, splitting the balance equally between them. At March 31, 2022, the Company is not hedging the interest payments on the additional $150

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
million of term loans. The increase to the principal balance of the term loans does not have an impact on the effectiveness analysis of the interest rate swap agreements.
Previously, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges for two outstanding non-amortizing bank loans that were repaid concurrent with closing on the new bank credit facility. Those swap agreements were subsequently terminated in February 2019 concurrent with the inception of the new swap agreements. The fair value of the previous swap agreements, approximately $5.4 million, was received from the counterparties upon termination and was amortized from accumulated other comprehensive loss into earnings as a reduction of interest expense through the original maturity dates of those agreements. As of March 31, 2022, the entire deferred gain has been amortized.
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
The aggregate U.S. dollar notional amount of forward and option contracts entered for these purposes during fiscal years 2022, 2021, and 2020 was as follows:

	Fiscal Year Ended March 31,
(in millions)	2022	2021	2020
Tobacco purchases	$134.7	$101.3	$123.2
Processing costs	32.5	27.8	35.1
Crop input sales	65.3	23.5	21.7
Total	$232.5	$152.6	$180.0
Fluctuations in exchange rates and in the amount and timing of fixed-price orders from customers for their purchases from individual crop years routinely cause variations in the U.S. dollar notional amount of forward contracts entered into from one year to the next. Contracts related to tobacco purchases and crop input sales were designated and qualified as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings as a component of cost of goods sold upon sale of the related tobacco to third-party customers. In fiscal year 2022, only non-deliverable forward contracts were utilized for the sale of 2023 and 2022 crop year inputs. Premium payments for option contracts entered into for the sale of crop inputs in fiscal year 2021 were expensed into earnings as incurred.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The table below presents the expected timing of when the remaining accumulated other comprehensive gains and losses as of March 31, 2022 for cash flows hedges of tobacco purchases and crop input sales will be recognized in earnings.

Hedging Program	Crop Year	Geographic Location(s)	Fiscal Year Earnings
Tobacco purchases	2023	Brazil	2024
Tobacco purchases	2022	Brazil, Africa	2023
Tobacco purchases	2021	Brazil	2023
Crop input sales	2023	Brazil	2024
Crop input sales	2022	Brazil	2023
Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.
Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable VAT, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at March 31, 2022 and 2021, were approximately $59.5 million and $16.6 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Financial Instruments on the Consolidated Statements of Income
The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the fiscal years ended March 31, 2022, 2021, and 2020.

	Fiscal Year Ended March 31,
	2022	2021	2020
Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$15,651	$3,033	$(32,389)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(8,907)	$(8,411)	$(1,577)
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$1,061	$1,416	$2,691
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$13,879	$(272)	$(13,646)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$5,426	$(13,926)	$1,108
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$2,040	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil and Africa

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$16,732	$(872)	$(4,013)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
For the outstanding interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.
For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil and Africa, as well as the crop input sales in Brazil, a net hedge gain of approximately $5.6 million remained in accumulated other comprehensive loss at March 31, 2022. That balance reflects gains and losses on contracts related to the 2023, 2022, and 2021 Brazil crops, the 2022 Africa crop, and the 2023 and 2022 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through March 31, 2022. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at March 31, 2022 and 2021:

	Derivatives in a Fair Value Asset Position			Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of March 31,		Balance Sheet Location	Fair Value as of March 31,
		2022	2021		2022	2021
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$—	Other long-term liabilities	$1,161	$25,719

Forward foreign currency exchange contracts	Other current assets	10,957	1,137	Accounts payable and accrued expenses	3,200	1,031
Total		$10,957	$1,137		$4,361	$26,750

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$13,111	$435	Accounts payable and accrued expenses	$64	$791
Total		$13,111	$435		$64	$791
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Recurring Fair Value Measurements
At March 31, 2022 and 2021, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	March 31, 2022
		Fair Value Hierarchy
	NAV	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$334	$—	$—	$—	$334
Trading securities associated with deferred compensation plans	—	13,655	—	—	13,655
Forward foreign currency exchange contracts	—	—	24,068	—	24,068
Total financial assets measured and reported at fair value	$334	$13,655	$24,068	$—	$38,057

Liabilities
Interest rate swap agreements	$—	$—	$1,161	$—	$1,161
Forward foreign currency exchange contracts	—	—	3,264	—	3,264
Total financial liabilities measured and reported at fair value	$—	$—	$4,425	$—	$4,425

	March 31, 2021
		Fair Value Hierarchy
	NAV	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$1,992	$—	$—	$—	$1,992
Trading securities associated with deferred compensation plans	—	15,735	—	—	15,735
Forward foreign currency exchange contracts	—	—	1,572	—	1,572
Total financial assets measured and reported at fair value	$1,992	$15,735	$1,572	$—	$19,299

Liabilities
Acquisition-related contingent consideration obligations - long-term	$—	$—	$—	$2,532	$2,532
Interest rate swap agreements	—	—	25,719	—	25,719
Forward foreign currency exchange contracts	—	—	1,822	—	1,822
Total financial liabilities measured and reported at fair value	$—	$—	$27,541	$2,532	$30,073
Money market funds
The fair value of money market funds, which are reported in cash and cash equivalents in the consolidated balance sheets, is based on NAV, which is the amount at which the funds are redeemable and is used as a practical expedient for fair value. These funds are not classified in the fair value hierarchy, but are disclosed as part of the fair value table above.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Acquisition-related contingent consideration obligations
The Company estimates the fair value of acquisition-related contingent consideration obligations by applying an income approach model that utilizes probability-weighted discounted cash flows. The Company acquired FruitSmart, Inc.("FruitSmart") in fiscal year 2020 and recognized a contingent consideration liability of $6.7 million on the date of acquisition. Each reporting period the Company evaluates the fair value of the acquisition-related contingent consideration obligations. In the quarter ended June 30, 2020, the evaluation resulted in the reduction of $4.2 million of contingent consideration of the original $6.7 million liability recorded. In the quarter ended September 30, 2021, an evaluation of the contingent liability resulted in a reduction of the remaining $2.5 million contingent liability recorded. Significant judgment is applied to this model and therefore the acquisition-related contingent consideration obligation is classified within Level 3 of the fair value hierarchy.
A reconciliation of the change in the balance of the acquisition-related contingent consideration obligation (Level 3) for the fiscal years ended March 31, 2022 and 2021 is provided below.

	Fiscal Year Ended March 31,
	2022	2021
Balance beginning of year	$2,532	$6,705
Change in fair value of contingent consideration liability	(2,532)	(4,173)
Balance at end of year	$—	$2,532
Long-term Debt
The following table summarizes the fair and carrying value of the Company’s long-term debt, including the current portion at each of the balance sheet dates March 31, 2022 and 2021:

	Fiscal Year Ended March 31,
(in millions of dollars)	2022	2021
Fair market value of long term obligations	$517	$517
Carrying value of long term obligations	$520	$520
The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities. See Note 9 for more information regarding long-term debt.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Assets Held for Sale
Tanzania
Due to business changes that affected the leaf tobacco market in Tanzania and the Company's operations there, an impairment charge of the long-lived assets in Tanzania was recorded in fiscal year 2019 to reduce their carrying value to fair value at March 31, 2019. As a result of efforts to sell the idled Tanzania operations, in the third quarter of fiscal year 2022 an additional impairment charge of $9.4 million was recorded. The remaining assets held for sales consist principally of receivables for VAT and the Company's office building, idled processing facility, and land. The aggregate fair value and carrying value of the assets held for sale following the impairment adjustments is approximately $7 million at March 31, 2022.
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
In the following disclosures, the term “accumulated benefit obligation” (“ABO”) represents the actuarial present value of estimated future benefit payments earned by participants in the Company's defined benefit pension plans as of the balance sheet date without regard to the estimated effect of future compensation increases on those benefits. The term does not apply to other postretirement benefits. “Projected benefit obligation” refers to the projected benefit obligation (“PBO”) for pension benefits and the accumulated postretirement benefit obligation (“APBO”) for other postretirement benefits. These amounts represent the actuarial present value of estimated future benefit payments earned by participants in the benefit plans as of the balance sheet date. For pension benefits, the PBO includes the estimated effect of future compensation increases on those benefits.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Actuarial Assumptions
Assumptions used for financial reporting purposes to compute net periodic benefit cost and benefit obligations for the Company's primary defined benefit plans were as follows:

	Pension Benefits			Other Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Discount rates:
Benefit cost for plan year	3.30%	3.60%	4.00%	2.90%	3.40%	3.80%
Benefit obligation at end of plan year	3.70%	3.30%	3.60%	3.60%	2.90%	3.40%
Expected long-term return on plan assets:
Benefit cost for plan year	5.50%	6.00%	6.75%	3.00%	3.00%	3.00%
Salary scale:
Benefit cost for plan year	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Benefit obligation at end of plan year	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Healthcare cost trend rate	N/A	N/A	N/A	6.17%	6.17%	7.34%
Changes in the discount rates in the above table reflect prevailing market interest rates at the end of each fiscal year when the benefit obligations are actuarially measured. The expected long-term return on plan assets is developed from financial models used to project future returns on the underlying assets of the funded plans and is reviewed on an annual basis. The healthcare cost trend rate used by the Company is based on a study of medical cost inflation rates that is reviewed and updated annually for continued applicability. The trend assumption of 6.17% in 2022 declines gradually to 4.44% in 2031. The Company has caps in place on postretirement medical benefits that limit its cost for a large segment of the retiree population. As a result, changes to the healthcare cost trend rate have a limited impact on the postretirement medical plan liability and expense.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Benefit Obligations, Plan Assets, and Funded Status
The following table reflects the changes in benefit obligations and plan assets in fiscal years 2022 and 2021, as well as the funded status of the plans at March 31, 2022 and 2021:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2022	2021	2022	2021
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$269,758	$289,901
Projected benefit obligation	277,050	297,090	$24,957	$28,926

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$297,090	$287,082	$28,926	$30,282
Service cost	6,674	6,618	170	172
Interest cost	8,754	9,571	950	1,141
Effect of discount rate change	(18,010)	12,990	(1,549)	1,126
Foreign currency exchange rate changes	(1,160)	776	566	(283)
Other	1,736	(3,626)	(1,245)	167
Benefit payments	(18,034)	(16,321)	(2,861)	(3,679)
Projected benefit obligation, end of year	$277,050	$297,090	$24,957	$28,926

Change in plan assets:
Plan assets at fair value, beginning of year	$270,349	$238,450	$3,033	$3,369
Actual return on plan assets	864	39,757	86	114
Employer contributions	6,147	8,472	2,448	3,229
Foreign currency exchange rate changes	(3,313)	(9)	—	—
Benefit payments	(18,034)	(16,321)	(2,861)	(3,679)
Plan assets at fair value, end of year	$256,013	$270,349	$2,706	$3,033

Funded status:
Funded status of the plans, end of year	$(21,037)	$(26,741)	$(22,251)	$(25,893)
The Company funds its non-regulated U.S. pension plan, one of its foreign pension plans, and its postretirement medical plans on a pay-as-you-go basis as the benefit payments are incurred. The unfunded PBO for those pension plans and postretirement benefit plans was $33.3 million and $20.5 million, respectively, at March 31, 2022.
The funded status of the Company’s plans at the end of fiscal years 2022 and 2021 was reported in the consolidated balance sheets as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2022	2021	2022	2021
Noncurrent assets (included in Pension asset and other noncurrent assets)	$12,667	$11,950	$—	$—
Current liability (included in Accounts payable and accrued expenses)	(1,135)	(4,896)	(1,930)	(2,051)
Noncurrent liability (reported as pensions and other postretirement benefits)	(32,569)	(33,795)	(20,321)	(23,842)
Amounts recognized in the consolidated balance sheets	$(21,037)	$(26,741)	$(22,251)	$(25,893)

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Additional information on the funded status of the Company’s plans as of the respective measurement dates for the fiscal years ended March 31, 2022 and 2021, is as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2022	2021	2022	2021
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation (PBO)	$39,988	$44,742	$24,957	$28,926
Aggregate fair value of plan assets	6,284	6,051	2,706	3,033
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation (ABO)	38,722	42,923	N/A	N/A
Aggregate fair value of plan assets	6,284	6,051	N/A	N/A
Net Periodic Benefit Cost
The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost:
Service cost	$6,674	$6,618	$5,990	$170	$172	$199
Interest cost	8,754	9,571	10,747	950	1,141	1,306
Expected return on plan assets	(13,562)	(14,448)	(16,671)	(86)	(96)	(106)
Settlement cost	—	—	676	—	—	—
Net amortization and deferral	1,679	4,863	3,709	(422)	(591)	(647)
Net periodic benefit cost	$3,545	$6,604	$4,451	$612	$626	$752
A one-percentage-point increase or decrease in the assumed healthcare cost trend rate would not result in a significant change to the March 31, 2022 APBO or the aggregate service and interest cost components of the net periodic postretirement benefit expense for fiscal year 2023.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Amounts Included in Accumulated Other Comprehensive Loss
Amounts included in accumulated other comprehensive loss at the beginning of the year are amortized as a component of net periodic benefit cost during the year. The amounts recognized in other comprehensive income or loss for fiscal years 2022 and 2021 and the amounts included in accumulated other comprehensive loss at the end of those fiscal years are shown below. All amounts shown are before allocated income taxes.

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2022	2021	2022	2021
Change in net actuarial loss (gain):
Net actuarial loss (gain), beginning of year	$72,605	$97,025	$(4,395)	$(5,365)
Losses (gains) arising during the year	(1,727)	(17,563)	(2,533)	520
Amortization included in net periodic benefit cost during the year	(3,598)	(6,857)	247	450
Net actuarial loss (gain), end of year	67,280	72,605	(6,681)	(4,395)

Change in prior service cost (benefit):
Prior service cost (benefit), beginning of year	(3,406)	(5,402)	(376)	(564)
Amortization included in net periodic benefit cost during the year	1,919	1,996	175	188
Prior service cost (benefit), end of year	(1,487)	(3,406)	(201)	(376)

Total amounts in accumulated other comprehensive loss at end of year, before income taxes	$65,793	$69,199	$(6,882)	$(4,771)
Amounts in the above table reflect the Company and its consolidated subsidiaries. The accumulated other comprehensive loss reported in the consolidated balance sheets also includes pension and other postretirement benefit amounts related to ownership interests in unconsolidated affiliates.
The Company expects to recognize approximately $3.7 million of the March 31, 2022 net actuarial loss and $1.2 million of the March 31, 2022 prior service benefit in net periodic benefit cost during fiscal year 2023.
Allocation of Pension Plan Assets
The Company has established, and periodically adjusts, target asset allocations for its investments in its U.S. ERISA-regulated defined benefit pension plan, which represents 98% of consolidated plan assets and 86% of consolidated PBO at March 31, 2022, to balance the needs of liquidity, total return, and risk control. The assets are required to be diversified across asset classes and investment styles to achieve that balance. During the year, the asset allocation is reviewed for adherence to the target policy and rebalanced to the targeted weights. The Company reviews the expected long-term returns of the asset allocation each year to help determine whether changes are needed. The return is evaluated on a weighted-average basis in relation to inflation. The assumed long-term rate of return used to calculate annual benefit expense is based on the asset allocation and expected market returns for the respective asset classes.
The weighted–average target pension asset allocation and target ranges at the March 31, 2022 measurement date and the actual asset allocations at the March 31, 2022 and 2021 measurement dates by major asset category were as follows:

					Actual Allocation
	Target Allocation				March 31,
Major Asset Category		Range			2022	2021
Equity securities	29.0%	19%	-	39%	31.1%	32.0%
Fixed income securities (1)	66.0%	56%	-	76%	63.8%	64.1%
Alternative investments	5.0%	0%	-	10%	5.1%	3.9%
Total	100.0%				100.0%	100.0%
(1)Actual amounts include high yield securities and cash balances held for the payment of benefits.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Universal makes regular contributions to its pension and other postretirement benefit plans. As previously noted, for postretirement health benefits, contributions reflect funding of those benefits as they are incurred. The Company expects to make no contributions to its ERISA regulated defined benefit pension plan and $2.3 million to its non-ERISA regulated pension plans in fiscal year 2023.
Estimated future benefit payments to be made from the Company’s plans are as follows:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2023	$15,456	$2,392
2024	17,007	2,259
2025	23,499	2,130
2026	23,608	1,995
2027	14,937	1,898
2028 - 2032	82,147	8,243
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
•Equity securities: Investments in equity securities through actively-traded mutual funds are valued based on the NAVs of the units held in the respective funds, which are determined by obtaining quoted prices on nationally recognized securities exchanges. These securities are classified as Level 1.
•Fixed income securities: Fixed income investments that are held through mutual funds are valued based on the NAVs of the units held in the respective funds, which are determined by obtaining quoted prices on nationally recognized securities exchanges. These securities are classified as Level 1. Other fixed income investments are valued at an estimated price that a dealer would pay for a similar security on the valuation date using observable market inputs and are classified as Level 2. These market inputs may include yield curves for similarly rated securities. Small amounts of cash are held in common collective trusts. Fixed income securities also include insurance assets, which are valued based on an actuarial calculation. Those securities are classified as Level 3.
•Alternative investments: Real estate assets are valued using valuation models that incorporate income and market approaches, including external appraisals, to derive fair values. The hedge fund allocation is a fund of hedge funds and is valued by the manager based on the NAV of each fund. These models use significant unobservable inputs and are classified as Level 3 within the fair value hierarchy.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Fair values of the assets of the Company’s pension plans as of March 31, 2022 and 2021, classified based on how their values were determined under the fair value hierarchy are as follows:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Equity securities	$77,175	$—	$—	$77,175
Fixed income securities (1)	159,956	—	6,284	166,240
Alternative investments	—	—	12,598	12,598
Total investments	$237,131	$—	$18,882	$256,013

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Equity securities	$83,135	$—	$—	$83,135
Fixed income securities (1)	168,201	2,920	6,051	177,172
Alternative investments	—	—	10,042	10,042
Total investments	$251,336	$2,920	$16,093	$270,349
(1)Includes high yield securities and cash and cash equivalent balances.
Other Benefit Plans
Universal and several subsidiaries offer employer defined contribution savings plans. Amounts charged to expense for these plans were approximately $3.0 million for fiscal year 2022, $2.9 million for fiscal year 2021, and $2.7 million for fiscal year 2020.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 14.   COMMON AND PREFERRED STOCK
Common Stock
At March 31, 2022, the Company’s shareholders had authorized 100,000,000 shares of its common stock, and 24,550,019 shares were issued and outstanding. Holders of the common stock are entitled to one vote for each share held on all matters requiring a vote. Holders of the common stock are also entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. The Board of Directors customarily declares and pays regular quarterly dividends on the outstanding common shares; however, such dividends are at the Board’s full discretion, and there is no obligation to continue them.
Preferred Stock
The Company is also authorized to issue up to 5,000,000 shares of preferred stock. No preferred stock was outstanding at March 31, 2022.
Share Repurchase Programs
Universal’s Board of Directors has authorized programs to repurchase outstanding shares of the Company’s capital stock (common and preferred stock). Under these programs, the Company has made and may continue to make share repurchases from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Programs have been in place continuously throughout fiscal years 2020 through 2022. The current program, which replaced an expiring program, was authorized and became effective on November 5, 2020. It authorizes the purchase of up to $100 million of the Company's outstanding common stock and expires on the earlier of November 15, 2022, or when the funds authorized for the program have been exhausted. At March 31, 2022, $97 million of the authorization remained available for share repurchases under the current program.
Repurchases of common stock under the programs for fiscal years 2022, 2021, and 2020 were as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Number of shares repurchased	58,264	—	656,820
Cost of shares repurchased (in thousands of dollars)	$3,053	$—	$33,457
Weighted-average cost per share	$52.41	$—	$50.94
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
RSUs awarded prior to fiscal year 2022 vest 5 years after the grant date and those awarded after fiscal year 2022 vest 3 years after the grant date. After vesting RSUs are paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSUs vest 3 years from the grant date, are paid out in shares of common stock at the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSU grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. RSUs awarded to outside directors prior to fiscal year 2020 vest 3 years after the grant date and those granted after fiscal year 2020 vest 1 year after the grant date. Additionally, restricted stock vests upon the individual’s retirement from service as a director.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
RSUs, Restricted Stock, and PSUs
The following table summarizes the Company’s RSU, restricted stock, and PSU activity for fiscal years 2020 through 2022:

	RSUs		Restricted Stock		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Fiscal Year Ended March 31, 2020:
Unvested at beginning of year	324,991	$57.12	21,250	$41.58	146,874	$55.12
Granted	85,463	56.39	—	—	60,728	50.16
Vested	(74,518)	54.20	—	—	(67,402)	49.17
Forfeited	—	—	—	—	—	—
Unvested at end of year	335,936	57.89	21,250	41.58	140,200	55.73

Fiscal Year Ended March 31, 2021:
Granted	103,829	46.27	—	—	65,135	34.33
Vested	(97,297)	54.11	(9,650)	41.24	(40,410)	60.37
Forfeited	—	—	—	—	(3,778)	57.83
Unvested at end of year	342,468	55.44	11,600	41.86	161,147	46.20

Fiscal Year Ended March 31, 2022:
Granted	93,564	56.18	—	—	48,650	47.95
Vested	(86,488)	54.33	—	—	(50,242)	57.12
Forfeited	—	—	—	—	(1,555)	57.12
Unvested at end of year	349,544	$55.86	11,600	$41.86	158,000	$43.16
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
Stock-Based Compensation Expense
Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. For the fiscal years ended March 31, 2022, 2021, and 2020, total stock-based compensation expense and the related income tax benefit recognized were as follows:

	Fiscal Year Ended March 31,
	2022	2021	2020
Total stock-based compensation expense	$6,187	$6,106	$5,631
Income tax benefit recorded on stock-based compensation expense	$1,389	$1,282	$1,182
At March 31, 2022, the Company had $4.5 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 0.9 years.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 16.   COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS
Commitments
The Company enters into contracts to purchase tobacco from farmers in a number of the countries where it operates. Contracts in most countries cover one annual growing season. Primarily with the farmer contracts in Brazil, Malawi, Mozambique, the Philippines, Guatemala, and Mexico, the Company provides seasonal financing to support the farmers’ production of their crops. At March 31, 2022, the Company had contracts to purchase approximately $599 million of tobacco to be delivered during the coming fiscal year and $124 million of tobacco to be delivered in subsequent years. These amounts are estimates since actual quantities purchased will depend on crop yields, and prices will depend on the quality of the tobacco delivered and other market factors. Tobacco purchase obligations have been partially funded by short-term advances to farmers and other suppliers, which totaled approximately $130 million, net of allowances, at March 31, 2022. The Company withholds payments due to farmers on delivery of the tobacco to satisfy repayment of the financing it provided to the farmers. In addition to its contractual obligations to purchase tobacco, the Company had commitments related to agricultural materials, approved capital expenditures, and various other requirements that approximated $132 million at March 31, 2022.
Other Contingent Liabilities
Other Contingent Liabilities (Letters of credit)
The Company had other contingent liabilities totaling approximately $1 million at March 31, 2022, primarily under outstanding letters of credit.
Value-Added Tax Assessments in Brazil
As discussed in Note 1, the Company's local operating subsidiaries pay significant amounts of VAT in connection with their normal operations. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company's operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from the tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary's VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $9 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $12 million. These amounts are based on the exchange rate for the Brazilian currency at March 31, 2022. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary's positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of March 31, 2022, a portion of the subsidiary's arguments had been accepted, and the outstanding assessment had been reduced, although interest on the remaining assessment has continued to accumulate. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $10 million at the March 31, 2022 exchange rate. The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $10 million remaining assessment, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2022.
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary's tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods. The new assessment totaled approximately $3 million at the March 31, 2022 exchange rate, reflecting a substantial reduction from the original $12 million assessment. Notwithstanding the reduction, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $3 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2022.
In both states, the process for reaching a final resolution to the assessments is expected to be lengthy, and management is not currently able to predict when either case will be concluded. Should the subsidiary ultimately be required to pay any tax, interest, or penalties in either case, the portion paid for tax would generate VAT credits that the subsidiary may be able to recover.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
NOTE 17.   OPERATING SEGMENTS
As a result of acquisitions of plant-based ingredients companies in fiscal year 2020 and 2021, during the fiscal year ended March 31, 2021 management evaluated the Company’s global business activities, including product and service offerings to its customers, as well as senior management’s operational and financial responsibilities. This assessment included an analysis of how its chief operating decision maker measures business performance and allocates resources. As a result of this analysis, senior management determined the Company conducts operations across two reportable operating segments, Tobacco Operations and Ingredients Operations.
The Tobacco Operations segment activities involve contracting, procuring, processing, packing, storing, and shipping leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world. Through various operating subsidiaries located in tobacco-growing countries around the world and significant ownership interests in unconsolidated affiliates, the Company processes and/or sells flue-cured and burley tobaccos, dark air-cured tobaccos, and oriental tobaccos. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, pipe tobacco, and smokeless tobacco products. Some of these tobacco types are also increasingly used in the manufacture of next generation tobacco products that are intended to provide consumers with an alternative to traditional combustible products. The Tobacco Operations segment also provides physical and chemical product testing and smoke testing for tobacco customers. A substantial portion of the Company’s Tobacco Operations' revenues are derived from sales to a limited number of large, multinational cigarette and cigar manufacturers.
The Ingredients Operations segment provides its customers with a broad variety of plant-based ingredients for both human and pet consumption. The Ingredients Operations segment utilizes a variety of value-added manufacturing processes converting raw materials into a wide spectrum of fruit and vegetable juices, concentrates, dehydrated products, botanical extracts, and flavorings. Customers for the Ingredients Operations segment include large multinational food and beverage companies, smaller independent manufacturers, and retail organizations. FruitSmart, Silva, and Shank's are the primary operations for the Ingredients Operations segment. FruitSmart manufactures fruit and vegetable juices, purees, concentrates, essences, fibers, seeds, seed oils, and seed powders. Silva is primarily a dehydrated product manufacturer of fruit and vegetable based flakes, dices, granules, powders, and blends. Shank's manufactures botanical extracts and flavorings and also offers bottling and custom packaging for customers. In fiscal year 2021, the Company announced the wind-down of CIFI, a greenfield operation that primarily manufactured both dehydrated and liquid sweet potato products. See Note 4 for additional information about the wind-down of CIFI.
Universal incurs overhead expenses related to senior management, sales, finance, legal, and other functions that are centralized at its corporate headquarters, as well as functions performed at several sales and administrative offices around the world. These overhead expenses are currently allocated to the reportable operating segments, generally on the basis of projected annual financial and operational performance, including volumes planned to be purchased and/or processed. Management believes this method of allocation is currently representative of the value of the related services provided to the operating segments. The Company currently evaluates the performance of its segments based on operating income after allocated overhead expenses, plus equity in the pretax earnings of unconsolidated affiliates.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Reportable segment data as of, or for, the fiscal years ended March 31, 2022, 2021, and 2020, is as follows, including a recast of fiscal year 2020 for the current reportable operating segment presentation:

	Sales and Other Operating Revenues			Operating Income
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2022	2021	2020	2022	2021	2020
Tobacco Operations	$1,835,790	$1,841,837	$1,887,084	$157,754	$168,832	$146,637
Ingredients Operations	267,811	141,520	22,895	16,581	367	(8,516)
Subtotal	2,103,601	1,983,357	1,909,979	174,335	169,199	138,121
Deduct: Equity in pretax earnings of unconsolidated affiliates (1)				(6,095)	(2,985)	(4,211)
Restructuring and impairment costs (2)				(10,457)	(22,577)	(7,543)
Add: Other income (3)				2,532	4,173	—
Consolidated total	$2,103,601	$1,983,357	$1,909,979	$160,315	$147,810	$126,367

	Segment Assets			Accounts Receivable, net
	March 31,			March 31,
	2022	2021	2020	2022	2021	2020
Tobacco Operations	$2,109,845	$2,002,059	$1,985,732	$336,638	$336,876	$330,367
Ingredients Operations	476,500	339,865	135,189	48,799	30,606	10,344
Consolidated total	$2,586,345	$2,341,924	$2,120,921	$385,437	$367,482	$340,711

	Goodwill, net			Intangibles, net
	March 31,			Fiscal Year Ended March 31,
	2022	2021	2020	2022	2021	2020
Tobacco Operations	$97,930	$98,044	$97,963	$57	$82	$59
Ingredients Operations	116,068	75,007	28,863	92,514	72,222	17,802
Consolidated total	$213,998	$173,051	$126,826	$92,571	$72,304	$17,861

	Capital Expenditures			Depreciation and Amortization
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2022	2021	2020	2022	2021	2020
Tobacco Operations	$34,237	$46,037	$35,175	$36,272	$33,895	$35,251
Ingredients Operations	18,966	20,117	52	16,249	10,838	3,128
Consolidated total	$53,203	$66,154	$35,227	$52,521	$44,733	$38,379
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
(3)Other income represents the reversal of the contingent consideration liability associated with the acquisition of FruitSmart. See Note 2 for additional information.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Geographic data as of, or for, the fiscal years ended March 31, 2022, 2021, and 2020, is presented below. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment. Long-lived assets generally consist of net property, plant, and equipment, goodwill, and other intangibles.

Geographic Data	Sales and Other Operating Revenues
	Fiscal Year Ended March 31,
	2022	2021	2020
United States	$495,322	$369,074	$221,428
Belgium	283,072	366,476	361,889
Philippines	147,876	94,493	68,143
China	97,826	52,837	105,683
Germany	93,057	94,519	104,525
Poland	90,270	97,001	84,011
Netherlands	45,297	40,754	55,532
All other countries	850,881	868,203	908,768
Consolidated total	$2,103,601	$1,983,357	$1,909,979

	Long-Lived Assets
	March 31,
	2022	2021	2020
United States	$344,276	$266,258	$145,764
Brazil	136,653	134,909	138,157
Mozambique	40,228	44,206	42,964
All other countries	130,530	149,492	132,955
Consolidated total	$651,687	$594,865	$459,840

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the fiscal years ended March 31, 2022, 2021, and 2020:

	Fiscal Year Ended March 31,
(in thousands of dollars)	2022	2021	2020
Foreign currency translation:
Balance at beginning of year	$(35,135)	$(42,923)	$(40,101)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation (net of tax (expense) benefit of $180 in 2020)	(6,367)	8,272	(3,066)
Less: Net loss on foreign currency translation attributable to noncontrolling interests	537	(484)	244
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(5,830)	7,788	(2,822)
Balance at end of year	$(40,965)	$(35,135)	$(42,923)

Foreign currency hedge:
Balance at beginning of year	$(414)	$(12,226)	$(376)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(2,199), $(130) and $2,880)	6,679	1,791	(12,391)
Reclassification of net (gain) loss to earnings (net of tax expense (benefit) of $1,115, $(2,726), and $136)(1)	(2,686)	10,021	541
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	3,993	11,812	(11,850)
Balance at end of year	$3,579	$(414)	$(12,226)

Interest rate hedge:
Balance at beginning of year	$(19,480)	$(27,402)	$(934)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(3,249), $(637), and $6,801)	12,402	2,396	(25,588)
Reclassification of net (gain) loss to earnings (net of tax expense (benefit) of $(1,628), $(1,469), and $234)(2)	6,218	5,526	(880)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	18,620	7,922	(26,468)
Balance at end of year	$(860)	$(19,480)	$(27,402)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(52,008)	$(69,046)	$(54,280)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) arising during the year (net of tax (expense) benefit of $(297), $(3,706), and $4,715(3)	2,799	13,627	(16,810)
Amortization included in earnings (net of tax benefit of $298, $895, and $554)(4)	3,144	3,411	2,044
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	5,943	17,038	(14,766)
Balance at end of year	$(46,065)	$(52,008)	$(69,046)

Total accumulated other comprehensive income (loss) at end of year	$(84,311)	$(107,037)	$(151,597)
(1)    Gains (losses) on foreign currency cash flow hedges related to forecast purchases of tobacco and crop input sales are reclassified from accumulated other comprehensive income (loss) to cost of goods sold when the tobacco is sold to customers. See Note 11 for additional information.
(2)    Gain (loss) on interest rate cash flow hedges is reclassified from accumulated other comprehensive income (loss) to interest expense when the related interest payments are made on the debt for open interest rate swap agreements or as amortized to interest expense over the period to original maturity for terminated swap agreements. See Note 11 for additional information.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 19. SUBSEQUENT EVENTS
On April 1, 2022, the Company entered into a sales agreement to sell all outstanding common stock of the idled tobacco companies operating in Tanzania for $8.5 million. The sale is expected to close during fiscal year 2023 and is subject to various governmental and regulatory approvals.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Universal Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Universal Corporation (the Company) as of March 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 27, 2022 expressed an unqualified opinion thereon.
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

Allowance for Advances to Suppliers
Description of the Matter
The Company’s short-term and long-term advances to suppliers totaled approximately $153 million as of March 31, 2022, and the allowances totaled $19 million. As discussed in Note 1 of the financial statements, the Company provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production. These advances are repaid through the delivery of tobacco to the Company. Management determined the allowance based on assumptions including the assessment of historical loss information and crop projections.

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

Allowance for Recoverable Value-Added Tax (“VAT”) Credits
Description of the Matter
The Company’s gross balance of recoverable value-added tax (“VAT”) credits totaled approximately $67 million as of March 31, 2022, and the related allowance totaled approximately $21 million. As discussed in Note 1 of the financial statements, in many foreign countries, the Company pays and receives a significant amount of VAT on purchases and sales of tobacco and tobacco related material. Items subject to a VAT vary from jurisdiction to jurisdiction as do the rates at which the tax is assessed. Some jurisdictions allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process may take an extended period of time and it is not uncommon for refund applications to be challenged or rejected. Some jurisdictions also permit companies to sell or transfer unused VAT credits to third parties in private transactions although the proceeds realized may be heavily discounted from the face value of the credits. Management applied judgment in calculating the valuation allowance to estimate the credits that are not expected to be recovered.

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

Accounting for Acquisition of Shank's Extracts, LLC.
Description of the Matter
As described in Note 1 and 2 to the consolidated financial statements, on October 4, 2021 the Company acquired 100% of the capital stock of Shank’s Extracts, LLC. (“Shank’s”) for approximately $100 million in cash and $2.4 million of working capital on-hand at the date of acquisition. The acquisition of Shank’s was accounted for as a business combination.

Auditing the Company's accounting for its business combination was complex due to the significant estimation required by Management to determine the fair value of identifiable intangible assets including customer relationships ($24 million). Significant estimation was required due to the application of the valuation models and assumptions used by Management to measure the fair value of the customer-related intangible asset. The significant assumptions used in determining the fair value included the discount rate and forecasted results (e.g., revenue growth rates and operating profit margins).

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
May 27, 2022

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,
on Internal Control Over Financial Reporting
To the Shareholders and the Board of Directors of Universal Corporation
Opinion on Internal Control over Financial Reporting
We have audited Universal Corporation’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Universal Corporation, (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 report dated May 27, 2022 expressed an unqualified opinion thereon.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Shank's Extracts, LLC, which is included in the 2022 consolidated financial statements of the Company and constituted 4.7% and 7.3% of total and net assets, respectively, as of March 31, 2022 and 1.5% and 0.9% of consolidated sales and other operating revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Shank's Extracts, LLC.
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
May 27, 2022

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
For the three years ended March 31, 2022, there were no changes in independent auditors, nor were there any disagreements between the Company and its independent auditors on any matter of accounting principles, practices, or financial disclosures.
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
As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). We have excluded Shank's, our wholly-owned subsidiary which is included in our Consolidated Financial Statements, from our assessment of internal control over financial reporting as of March 31, 2022. Shank's represented $122.4 million (4.7%) of consolidated total assets as of March 31, 2022 and $31.6 million (1.5%) of consolidated sales and other operating revenues for the fiscal year then ended. Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2022.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s internal control over financial reporting as of March 31, 2022. Their report on this audit appears on page 91 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.   Directors, Executive Officers, and Corporate Governance
Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s 2022 Proxy Statement.
The following are executive officers of the Company as of May 27, 2022:

Name and Age	Position	Business Experience During Past The Five Years
G. C. Freeman, III (58)	Chairman, President, and Chief Executive Officer	Mr. Freeman was elected Chairman of the Board in August 2008, Chief Executive Officer effective April 2008, President in December 2006, and Vice President in November 2005. Mr. Freeman served as General Counsel and Secretary from February 2001 until November 2005 and has been employed with the Company since 1997.
A. L. Hentschke (52)	Senior Vice President and Chief Operating Officer	Mr. Hentschke was elected Senior Vice President and Chief Operating Officer in April 2015. From January 2013 to April 2015, he served as Executive Vice President of Universal Leaf Tobacco Company, Incorporated ("Universal Leaf"). From November 2009 to January 2013, Mr. Hentschke served as President and Chief Executive Officer of Universal Leaf Tabacos, Limitada, the Company's operating subsidiary in Brazil. He has been employed with the Company and its affiliates since 1991.
J. C. Kroner (54)	Senior Vice President and Chief Financial Officer	Mr. Kroner was elected Senior Vice President and Chief Financial Officer effective September 2018. Mr. Kroner was elected Senior Vice President in February 2018. He served as Senior Vice President of Universal Leaf from September 2014 to September 2018. He served as Vice President from October 2011 to September 2014. He has been employed with the Company since July 1993.
T. G. Broome (68)	Executive Vice President and Sales Director, Universal Leaf Tobacco Company, Inc.	Mr. Broome was elected Executive Vice President and Sales Director, Universal Leaf, in October 2012. From April 2011 through October 2012, Mr. Broome served as Executive Vice President. From September 1998 through March 2011, Mr. Broome served as Senior Vice President-Sales. He has been employed with the Company since 1994.
P. D. Wigner (53)	Vice President, General Counsel and Secretary	Mr. Wigner was elected Vice President in August 2007, and General Counsel and Secretary in November 2005 and also served as Chief Compliance Officer from November 2007 until September 2012. Mr. Wigner served as Senior Counsel of Universal Leaf from November 2004 until November 2005. He has been employed with the Company since 2003.
C. H. Claiborne (61)	Vice President and Assistant Secretary	Mrs. Claiborne was elected Vice President and Assistant Secretary effective February 2018. She served as Assistant Secretary from 2001 to February 2018. From October 2004 to February 2018, Mrs. Claiborne served as Vice President, Associate General Counsel, and Secretary of Universal Leaf. She has been employed with the Company since December 1999.
C. C. Formacek (62)	Vice President and Treasurer	Ms. Formacek was elected Vice President and Treasurer effective April 2012. Ms. Formacek served as Treasurer of Universal Leaf from April 2011 through March 2012. She joined the Company in September 2009 and served as Assistant Treasurer of Universal Leaf from that time through March 2011.
S.J. Bleicher (45)	Vice President and Controller	Mr. Bleicher was elected Vice President and Controller in June 2019. Mr. Bleicher joined the Company in August 2014 and served as Assistant Controller through May 2019.
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
The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Corporate Governance and Committees—Committees of the Board—Compensation Committee,” “Corporate Governance and Committees—Committees of the Board—Audit Committee” of the Company’s 2022 Proxy Statement and such information is incorporated by reference herein.
Item 11.   Executive Compensation
Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s 2022 Proxy Statement, which information is incorporated herein by reference.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Refer to the caption “Stock Ownership” and "Equity Compensation Information" in the Company’s 2022 Proxy Statement, which information is incorporated herein by reference.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
Refer to the caption “Certain Transactions” in the Company’s 2022 Proxy Statement, which information is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Director Independence” of the Company’s 2022 Proxy Statement and such information is incorporated by reference herein.
Item 14.   Principal Accounting Fees and Services
Refer to the captions “Audit Information – Fees of Independent Auditors” and “Audit Information – Pre-Approval Policies and Procedures” in the Company’s 2022 Proxy Statement, which information is incorporated herein by reference.

PART IV
Item 15.   Exhibits, Financial Statement Schedules
(a)    The following are filed as part of this Annual Report:
1.Financial Statements.
Consolidated Statements of Income for the Fiscal Years Ended March 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended March 31, 2022, 2021, and 2020
Consolidated Balance Sheets at March 31, 2022 and 2021
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2022, 2021, and 2020
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 31, 2022, 2021, and 2020
Notes to Consolidated Financial Statements for the Fiscal Years Ended March 31, 2022, 2021, and 2020
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID 42)
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting (PCAOB ID 42)
2.Financial Statement Schedules.
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
Item 16.   Form 10-K Summary
None.

Schedule II - Valuation and Qualifying Accounts
Universal Corporation
Fiscal Years Ended March 31, 2022, 2021, and 2020

Description	Balance at Beginning of Year	Net Additions (Reversals) Charged to Expense	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Year
(in thousands of dollars)

Fiscal Year Ended March 31, 2020:
Allowance for doubtful accounts (deducted from accounts receivable)	$2,985	$(128)	$—	$(463)	$2,394

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	18,105	937	—	(2,614)	16,428

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	17,181	(2,586)	—	4,183	18,778

Fiscal Year Ended March 31, 2021:
Allowance for doubtful accounts (deducted from accounts receivable)	$2,394	$304	$—	$(1,446)	$1,252

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	16,428	5,534	—	(4,145)	17,817

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	18,778	799	—	(408)	19,169

Fiscal Year Ended March 31, 2022:
Allowance for doubtful accounts (deducted from accounts receivable)	$1,252	$1,004	$—	$(468)	$1,788

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	17,817	5,988	—	(4,833)	18,972

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	19,169	895	—	1,271	21,335

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

4.1
Description of Registrant's Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, File No. 001-00652).

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

10.9	Universal Corporation Director’s Charitable Award Program (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 001-00652).

10.10
Universal Corporation 1997 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 001-00652).

10.11
Universal Corporation 2002 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 001-00652).

10.12	Form of Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 10, 2008, File No. 001-00652).

10.13
Universal Corporation 2007 Amended and Restated Stock Incentive Plan effective August 7, 2012 (incorporated herein by reference to Exhibit A to the Registrant’s definitive proxy statement filed June 28, 2012, File No. 001-00652).

10.14
Amended and Restated Universal Corporation Executive Officer Annual Incentive Plan (incorporated herein by reference to the Registrant's definitive proxy statement filed July 24, 2019, File No. 001-00652).

10.15	Universal Corporation 2017 Stock Incentive Plan (incorporated herein by reference to the Registrant's definitive proxy statement filed June 26, 2017 (File No. 001-00652).

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

10.22
Stock Purchase Agreement, dated as of November 20, 2019, by and among Universal Corporation, FruitSmart, Inc., the Sellers named therein and James P. Early, as the Sellers’ Representative (incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed November 20, 2019, File No. 001-00652)

10.23
Purchase Agreement, dated as of September 8, 2020, by and among Universal Corporation, Silva International, Inc., the Sellers named therein, Torsten Steinhaus, the Representative (incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed September 8, 2020, File No. 001-00652)

10.24	Executive change in control severance policy (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 001-00652)

10.25
Amendment No. 1 to the Credit Agreement, dated as of December 17, 2020, among Universal Corporation, as borrower, the lenders named therein, JPMorgan Chase Bank, N.A., as administrative agent, Truist Bank and AgFirst Farm Credit Bank, as Co-Syndication Agents and Keybank National Association and Capital One National Association as Co-Documentation Agents (incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed December 18, 2020, File No. 001-00652)

10.26
Form of Universal Corporation 2021 Performance Stock Units Award Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 001-00652).

10.27
Form of Universal Corporation 2021 Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 001-00652).

10.28
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
May 27, 2022
	By:	/s/ GEORGE C. FREEMAN, III
George C. Freeman, III Chairman, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GEORGE C. FREEMAN, III	Chairman, President, Chief Executive Officer, and Director	May 27, 2022
George C. Freeman, III	(Principal Executive Officer)

/s/ JOHAN C. KRONER	Senior Vice President and Chief Financial Officer	May 27, 2022
Johan C. Kroner	(Principal Financial Officer)

/s/ SCOTT J. BLEICHER	Vice President and Controller	May 27, 2022
Scott J. Bleicher	(Principal Accounting Officer)

/s/ DIANA F. CANTOR	Director	May 27, 2022
Diana F. Cantor

/s/ LENNART R. FREEMAN	Director	May 27, 2022
Lennart R. Freeman

/s/ THOMAS H. JOHNSON	Director	May 27, 2022
Thomas H. Johnson

/s/ MICHAEL T. LAWTON	Director	May 27, 2022
Michael T. Lawton

/s/ ROBERT C. SLEDD	Director	May 27, 2022
Robert C. Sledd

/s/ THOMAS H. TULLIDGE, JR.	Director	May 27, 2022
Thomas H. Tullidge, Jr.

/s/ JACQUELINE T. WILLIAMS	Director	May 27, 2022
Jacqueline T. Williams