Form 10-Q
period 2022-06-30
UNIVERSAL CORP /VA/
filed 2022-08-03
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2022, the total number of shares of common stock outstanding was 24,602,321.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended June 30,
	2022	2021
	(Unaudited)
Sales and other operating revenues	$429,822	$350,029
Costs and expenses
Cost of goods sold	350,104	287,556
Selling, general and administrative expenses	66,452	49,844
Restructuring and impairment costs	—	2,024
Operating income	13,266	10,605
Equity in pretax earnings (loss) of unconsolidated affiliates	(553)	609
Other non-operating income (expense)	(62)	48
Interest income	237	73
Interest expense	6,724	6,208
Income before income taxes and other items	6,164	5,127
Income taxes	3,363	1,215
Net income	2,801	3,912
Less: net loss (income) attributable to noncontrolling interests in subsidiaries	4,029	2,445
Net income attributable to Universal Corporation	$6,830	$6,357

Earnings per share:
Basic	$0.28	$0.26
Diluted	$0.27	$0.26

Weighted average common shares outstanding:
Basic	24,769,015	24,694,489
Diluted	24,935,554	24,852,151

Total comprehensive income (loss), net of income taxes	$(1,283)	$12,746
Less: comprehensive (income) loss attributable to noncontrolling interests	4,358	2,416
Comprehensive income (loss) attributable to Universal Corporation	$3,075	$15,162

Dividends declared per common share	$0.79	$0.78

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2022	2021	2022
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$86,566	$84,688	$81,648
Accounts receivable, net	319,114	279,900	385,437
Advances to suppliers, net	99,875	70,377	129,838
Accounts receivable—unconsolidated affiliates	48,512	52,047	4,540
Inventories—at lower of cost or net realizable value:
Tobacco	1,080,362	874,381	822,513
Other	198,966	140,249	194,161
Prepaid income taxes	11,370	17,804	13,095
Other current assets	90,380	85,016	116,779
Total current assets	1,935,145	1,604,462	1,748,011

Property, plant and equipment
Land	23,872	23,439	23,959
Buildings	294,179	293,734	293,935
Machinery and equipment	669,967	661,753	668,451
	988,018	978,926	986,345
Less accumulated depreciation	(642,918)	(627,279)	(641,227)
	345,100	351,647	345,118
Other assets
Operating lease right-of-use assets	41,099	31,281	40,243
Goodwill, net	213,902	173,041	213,998
Other intangibles, net	89,352	69,905	92,571
Investments in unconsolidated affiliates	75,188	85,064	81,006
Deferred income taxes	14,532	18,013	11,616
Pension asset	12,704	11,764	12,667
Other noncurrent assets	52,356	50,916	41,115
	499,133	439,984	493,216

Total assets	$2,779,378	$2,396,093	$2,586,345

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2022	2021	2022
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$454,659	$153,337	$182,639
Accounts payable and accrued expenses	235,618	158,013	272,042
Accounts payable—unconsolidated affiliates	88	18	5,308
Customer advances and deposits	19,438	9,307	13,724
Accrued compensation	15,933	18,576	27,281
Income taxes payable	5,708	5,919	7,427
Current portion of operating lease liabilities	10,568	7,998	10,303
Current portion of long-term debt	—	—	—
Total current liabilities	742,012	353,168	518,724

Long-term debt	518,798	518,297	518,547
Pensions and other postretirement benefits	51,528	55,622	52,890
Long-term operating lease liabilities	28,727	20,826	29,617
Other long-term liabilities	30,024	59,815	34,464
Deferred income taxes	48,230	46,810	47,334
Total liabilities	1,419,319	1,054,538	1,201,576

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,605,889 shares issued and outstanding at June 30, 2022 (24,577,254 at June 30, 2021 and 24,550,019 at March 31, 2022)	332,520	327,471	330,662
Retained earnings	1,081,309	1,074,586	1,094,192
Accumulated other comprehensive loss	(88,066)	(98,232)	(84,311)
Total Universal Corporation shareholders' equity	1,325,763	1,303,825	1,340,543
Noncontrolling interests in subsidiaries	34,296	37,730	44,226
Total shareholders' equity	1,360,059	1,341,555	1,384,769

Total liabilities and shareholders' equity	$2,779,378	$2,396,093	$2,586,345

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Three Months Ended June 30,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,801	$3,912
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	14,129	12,058
Net provision for losses (recoveries) on advances to suppliers	(42)	(328)
Foreign currency remeasurement (gain) loss, net	(968)	506
Foreign currency exchange contracts	9,920	1,127
Restructuring and impairment costs	—	2,024
Restructuring payments	—	(1,776)
Other, net	7,001	(2,726)
Changes in operating assets and liabilities, net	(258,612)	(141,720)
Net cash provided (used) by operating activities	(225,771)	(126,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(15,070)	(14,428)
Proceeds from sale of business, net of cash held by the business	1,168	—
Proceeds from sale of property, plant and equipment	292	1,589
Net cash used by investing activities	(13,610)	(12,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	271,663	49,439
Dividends paid to noncontrolling interests	(5,145)	(980)
Dividends paid on common stock	(19,155)	(18,876)
Other	(1,892)	(2,432)
Net cash provided (used) by financing activities	245,471	27,151

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(1,172)	78
Net decrease in cash, restricted cash and cash equivalents	4,918	(112,533)
Cash, restricted cash and cash equivalents at beginning of year	87,648	203,221

Cash, restricted cash and cash equivalents at end of period	$92,566	$90,688

Supplemental Information:
Cash and cash equivalents	$86,566	$84,688
Restricted cash (Other noncurrent assets)	6,000	6,000
Total cash, restricted cash and cash equivalents	$92,566	$90,688

See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is a global business-to-business agri-products supplier to consumer product manufacturers. The Company is the leading global leaf tobacco supplier and provides high-quality plant-based ingredients to food and beverage end markets. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

    The extent to which the ongoing COVID-19 pandemic will impact the Company's financial condition, results of operations and demand for its products and services will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing geographic spread and mutations of COVID-19, the severity of the pandemic, the duration of the COVID-19 outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the COVID-19 pandemic and the impact on the U.S. and the global economies, markets and supply chains. At June 30, 2022, it is not possible to predict the overall impact of the ongoing COVID-19 pandemic on the Company's business, financial condition, results of operations and demand for its products and services.

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

NOTE 3.   BUSINESS COMBINATION

Acquisition of Shank's Extracts, LLC
On October 4, 2021, the Company acquired 100% of the capital stock of Shank's Extracts, LLC. (“Shank's”), a flavors and extracts processing company, for approximately $100 million in cash and $2.4 million of additional working capital on-hand at the date of acquisition. The acquisition of Shank's diversifies the Company's product offerings and generates new opportunities for its plant-based ingredients platform.

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

For the fiscal year ended March 31, 2022, the Company incurred $2.3 million of acquisition-related transaction costs for the purchase of Shank's. The acquisition-related costs were expensed as incurred and recorded in selling, general, and administrative expense on the consolidated statements of income.

In November 2021, the Company acquired the land and buildings utilized by Shank's operations for $13.3 million. The purchase of the land and buildings resulted in the elimination of the $8.5 million operating lease right-of-use asset and lease liability recognized on the acquisition date for Shank's.

The following table summarizes the final purchase price allocation of the assets acquired and liabilities assumed for the Shank's acquisition.

(in thousands of dollars)
Shank's
October 4, 2021
Assets
Cash and cash equivalents	$754
Accounts receivable, net	6,643
Inventory	15,792
Other current assets	415
Property, plant and equipment (net)	11,000
Operating lease right-of-use assets	8,531
Intangibles
Customer relationships	24,000
Developed technology	4,500
Non-compete agreements	3,000
Goodwill	41,061
Total assets acquired	115,696

Liabilities
Accounts payable and accrued expenses	6,159
Customer advances and deposits	351
Accrued compensation	655
Current portion of operating lease liabilities	8,531
Total liabilities assumed	15,696

Total assets acquired and liabilities assumed	$100,000

NOTE 4.  RESTRUCTURING AND IMPAIRMENT COSTS

Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. Restructuring and impairment costs are periodically incurred in connection with those activities.

There were no restructuring and impairment costs incurred for the three months ended June 30, 2022.

Tobacco Operations
During the three months ended June 30, 2021, the Company incurred $1.5 million of termination and impairment costs associated with restructuring of tobacco buying and administrative operations in Africa.

Ingredients Operations
During the three months ended June 30, 2021, the Company incurred $0.5 million of impairment costs on property, plant, and equipment associated with wind-down of our subsidiary, Carolina Innovative Food Ingredients, Inc. (“CIFI”), a sweet potato processing operation located in Nashville, North Carolina that was announced in fiscal year 2021.

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

Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended June 30,
(in thousands of dollars)	2022	2021

Tobacco sales	$320,017	$270,264
Ingredient sales	77,546	51,888
Processing revenue	19,492	16,696
Other sales and revenue from contracts with customers	12,067	10,765
Total revenue from contracts with customers	429,122	349,613
Other operating sales and revenues	700	416
Consolidated sales and other operating revenues	$429,822	$350,029

    Other operating sales and revenues consists principally of interest on advances to suppliers.

NOTE 6. OTHER CONTINGENT LIABILITIES AND OTHER MATTERS

Other Contingent Liabilities

Other Contingent Liabilities (Letters of credit)
The Company had other contingent liabilities totaling approximately $1 million at June 30, 2022, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $9 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $11 million. Those amounts are based on the exchange rate for the Brazilian currency at June 30, 2022. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.

With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of June 30, 2022, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $9 million (at the June 30, 2022 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $9 million remaining assessment with interest, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at June 30, 2022.

With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods, reflecting a substantial reduction from the original assessment. In fiscal year 2020, the Parana tax authorities acknowledged the statute of limitations related to claims prior to December 2010 had expired and reduced the assessment to $3 million (at the June 30, 2022 exchange rate). Notwithstanding the reduced assessment, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $3 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at June 30, 2022.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $120 million at June 30, 2022, $92 million at June 30, 2021, and $153 million at March 31, 2022. The related valuation allowances totaled $17 million at June 30, 2022, $18 million at June 30, 2021, and $19 million at March 31, 2022, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net recoveries of approximately $42 thousand and $328 thousand in the three-month periods ended June 30, 2022 and 2021, respectively. These net recoveries and provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of VAT on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At June 30, 2022, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $77 million ($61 million at June 30, 2021, and $67 million at March 31, 2022), and the related valuation allowances totaled approximately $22 million ($19 million at June 30, 2021, and $21 million at March 31, 2022). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

Long-Term Debt

At June 30, 2022, the Company had a $225 million five-year term loan maturing December 2023 and a $295 million seven-year term loan maturing December 2025. Under the senior unsecured bank credit facility, $150 million of terms loans bear interest at variable rates plus a margin based on the Company's credit metrics and interest payments remained unhedged at June 30, 2022. The Company maintains receive-floating/pay-fixed interest rates swap agreements for a portion of the outstanding five and seven-year term loans. See Note 11 for additional information on outstanding interest rate swap agreements.

Shelf Registration and Stock Repurchase Plan

In November 2020, the Company filed an undenominated automatic universal shelf registration statement with the U.S. Securities and Exchange Commission to provide for the future issuance of an undefined amount of securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.

A stock repurchase plan, which was authorized by the Company's Board of Directors, became effective and was publicly announced on November 5, 2020. This stock repurchase plan authorizes the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions through November 15, 2022 or when funds for the program have been exhausted, subject to market conditions and other factors. The program had $97 million of remaining capacity for repurchases of common and/or preferred stock at June 30, 2022.

Sale of Idled Tanzania Operations

During the three months ended June 30, 2022, the Company entered into a sales agreement to sell all outstanding common stock, which included all properties, of the idled companies in Tanzania for $8.5 million. The Company received $1.3 million when the transaction closed in June 2022. The remaining proceeds will be received in installments by June 2023.

NOTE 7.   EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(in thousands, except share and per share data)	2022	2021

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$6,830	$6,357

Denominator for basic earnings per share
Weighted average shares outstanding	24,769,015	24,694,489

Basic earnings per share	$0.28	$0.26

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$6,830	$6,357

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,769,015	24,694,489
Effect of dilutive securities
Employee and outside director share-based awards	166,539	157,662
Denominator for diluted earnings per share	24,935,554	24,852,151

Diluted earnings per share	$0.27	$0.26

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

    The Company's consolidated effective income tax rate for the three months ended June 30, 2022 was 54.6%. The consolidated effective income tax rate for the three months ended June 30, 2022 was affected by the sale of the idled Tanzania operations that resulted in $1.1 million of additional income taxes. Without this item, them consolidated effective income tax rate for the three months ended June 30, 2022 would have been approximately 36.2%. Additionally, the sale of the idled Tanzania operations resulted in a $1.8 million reduction to consolidated interest expense related to the removal of an uncertain tax position.

    The Company's consolidated effective income tax rate for the three months ended June 30, 2021 was 23.7%. There were no discrete items that impacted the income tax provision for the three months ended June 30, 2021.

NOTE 9.   GOODWILL AND OTHER INTANGIBLES
The Company's changes in goodwill at June 30, 2022 and 2021 consisted of the following:

(in thousands of dollars)	Three Months Ended June 30,
	2022	2021
Balance at beginning of fiscal year	$213,998	$173,051
Foreign currency translation adjustment	(96)	(10)
Balance at end of period	$213,902	$173,041

The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at June 30, 2022 and 2021 and at March 31, 2022:

(in thousands, except useful life)				June 30, 2022
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(11,895)	$74,605
Trade names		5		11,100	(4,380)	6,720
Developed technology	3	—	13	9,300	(4,260)	5,040
Noncompetition agreements	4	—	5	4,000	(1,063)	2,937
Other		5		690	(640)	50
Total intangible assets				$111,590	$(22,238)	$89,352

				June 30, 2021
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$62,500	$(4,710)	$57,790
Trade names		5		11,100	(2,160)	8,940
Developed technology		3		4,800	(2,400)	2,400
Noncompetition agreements		5		1,000	(300)	700
Other		5		777	(702)	75
Total intangible assets				$80,177	$(10,272)	$69,905

				March 31, 2022
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships(1)	11	—	13	$86,500	$(9,963)	$76,537
Trade names		5		11,100	(3,825)	7,275
Developed technology(1)	3	—	13	9,300	(3,773)	5,527
Noncompetition agreements(1)	4	—	5	4,000	(825)	3,175
Other		5		736	(679)	57
Total intangible assets				$111,636	$(19,065)	$92,571
(1)On October 4, 2021, the Company acquired 100% of the capital stock of Shank's for approximately $100 million in cash and $2.4 million of additional working capital on-hand at the date of acquisition. The Shank's acquisition resulted in $31.5 million of intangible assets. See Note 3 for additional information.
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life as noted above.

The Company's amortization expense for intangible assets for the three months ended June 30, 2022 and 2021 was:

(in thousands of dollars)	Three Months Ended June 30,
	2022	2021
Amortization Expense	$3,173	$2,403

Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated income statements of income. The amortization expense for other intangible assets is recorded in selling, general, and administrative expenses in the consolidated statements of income.

As of June 30, 2022, the expected future amortization expense for intangible assets is as follows:

Fiscal Year (in thousands of dollars)
2023 (excluding the three months ended June 30, 2022)	$9,263
2024	11,268
2025	11,812
2026	8,452
2027 and thereafter	48,557
Total expected future amortization expense	$89,352

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

The following table sets forth the right-of-use assets and lease liabilities for operating leases included in the Company’s consolidated balance sheet:

(in thousands of dollars)	June 30, 2022	June 30, 2021	March 31, 2022

Assets
Operating lease right-of-use assets	$41,099	$31,281	$40,243

Liabilities
Current portion of operating lease liabilities	$10,568	$7,998	$10,303
Long-term operating lease liabilities	28,727	20,826	29,617
Total operating lease liabilities	$39,295	$28,824	$39,920
The following table sets forth the location and amount of operating lease costs included in the Company's consolidated statement of income:

	Three Months Ended June 30,
(in thousands of dollars)	2022	2021

Income Statement Location
Cost of goods sold	$2,704	$2,578
Selling, general, and administrative expenses	2,503	2,305
Total operating lease costs(1)	$5,207	$4,883
(1)Includes variable operating lease costs.
The following table reconciles the undiscounted cash flows to the operating lease liabilities in the Company’s consolidated balance sheet:

(in thousands of dollars)	June 30, 2022
Maturity of Operating Lease Liabilities
2023 (excluding the three months ended June 30, 2022)	$9,459
2024	10,714
2025	8,523
2026	5,285
2027	4,075
2028 and thereafter	8,558
Total undiscounted cash flows for operating leases	$46,614
Less: Imputed interest	(7,319)
Total operating lease liabilities	$39,295

As of June 30, 2022, the Company had no leases that have not yet commenced.

The following table sets forth supplemental information related to operating leases:

	Three Months Ended June 30,
(in thousands, except lease term and incremental borrowing rate)	2022	2021

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$3,290	$2,777
Right-of-use assets obtained in exchange for new operating leases	4,527	2,741

Weighted Average Remaining Lease Term (years)	5.31	5.44

Weighted Average Collateralized Incremental Borrowing Rate	5.81%	4.12%

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
Cash Flow Hedging Strategy for Interest Rate Risk
In February 2019, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2018. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At June 30, 2022, the total notional amount of the interest rate swaps was $370 million, which corresponded with the original outstanding balance of the term loans. During the third quarter of fiscal year 2021, the Company converted $150 million from the balance in its revolving credit line into the existing term loans, splitting the balance equally between them. At June 30, 2022, the Company is not hedging the interest payments on the additional $150 million of term loans. The increase to the principal balance of the term loans does not have an impact to the effectiveness analysis of the interest rate swap agreements.
Previously, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges for two outstanding non-amortizing bank loans that were repaid concurrent with closing on the new bank credit facility. Those swap agreements were subsequently terminated in February 2019 concurrent with the inception of the new swap agreements. The fair value of the previous swap agreements, approximately $5.4 million, was received from the counterparties upon termination and was amortized from accumulated other comprehensive loss into earnings as a reduction of interest expense through the original maturity dates of those agreements. As of June 30, 2022, the entire deferred gain has been amortized.

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

The aggregate U.S. dollar notional amount of forward and option contracts entered into for these purposes during the three-month periods in fiscal years 2023 and 2022 was as follows:

	Three Months Ended June 30,
(in millions of dollars)	2022	2021

Tobacco purchases	$—	$42.0
Processing costs	1.0	10.2
Crop input sales	—	20.8
Total	$1.0	$73.0

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

The table below presents the expected timing of when the remaining accumulated other comprehensive gains and losses as of June 30, 2022 for cash flows hedges of tobacco purchases and crop input sales are expected to be recognized in earnings.

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

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil.  The total notional amounts of contracts outstanding at June 30, 2022 and 2021, and March 31, 2022, were approximately $110.1 million, $16.7 million, and $59.5 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

	Three Months Ended June 30,
(in thousands of dollars)	2022	2021

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$3,901	$(1,396)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(1,605)	$(2,223)
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$—	$353
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(947)	$8,233
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$957	$(516)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$(1,125)	$668
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil and Africa

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(1,007)	$4,604
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil and Africa and the crop input sales in Brazil, a net hedge gain of approximately $4.8 million remained in accumulated other comprehensive loss at June 30, 2022. That balance reflects gains and losses on contracts related to the 2023, 2022, and 2021 Brazil crops, the 2022 Africa crop, and the 2022 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through June 30, 2022. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at June 30, 2022 and 2021, and March 31, 2022:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		June 30, 2022	June 30, 2021	March 31, 2022		June 30, 2022	June 30, 2021	March 31, 2022

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$4,345	$—	$—	Other long-term liabilities	$—	$24,892	$1,161

Foreign currency exchange contracts	Other current assets	1,158	5,423	10,957	Accounts payable and accrued expenses	393	2,063	3,200
Total		$5,503	$5,423	$10,957		$393	$26,955	$4,361

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$7,531	$3,124	$13,111	Accounts payable and accrued expenses	$12	$88	$64
Total		$7,531	$3,124	$13,111		$12	$88	$64

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

Recurring Fair Value Measurements

At June 30, 2022 and 2021, and at March 31, 2022, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	June 30, 2022
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$334	$—	$—	$—	$334
Trading securities associated with deferred compensation plans	—	11,666	—	—	11,666
Interest rate swap agreements	—	—	4,345	—	4,345
Foreign currency exchange contracts	—	—	8,689	—	8,689
Total financial assets measured and reported at fair value	$334	$11,666	$13,034	$—	$25,034

Liabilities
Foreign currency exchange contracts	$—	$—	$405	$—	$405
Total financial liabilities measured and reported at fair value	$—	$—	$405	$—	$405

	June 30, 2021
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$1,992	$—	$—	$—	$1,992
Trading securities associated with deferred compensation plans	—	15,735	—	—	15,735
Foreign currency exchange contracts	—	—	8,547	—	8,547
Total financial assets measured and reported at fair value	$1,992	$15,735	$8,547	$—	$26,274

Liabilities
Acquisition-related contingent consideration obligations - long term	$—	$—	$—	$2,532	2,532
Interest rate swap agreements	—	—	24,892	—	24,892
Foreign currency exchange contracts	—	—	2,151	—	2,151
Total financial liabilities measured and reported at fair value	$—	$—	$27,043	$2,532	$29,575

	March 31, 2022
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$334	$—	$—	$—	$334
Trading securities associated with deferred compensation plans	—	13,655	—	—	13,655
Foreign currency exchange contracts	—	—	24,068	—	24,068
Total financial assets measured and reported at fair value	$334	$13,655	$24,068	$—	$38,057

Liabilities
Interest rate swap agreements	$—	$—	$1,161	$—	$1,161
Foreign currency exchange contracts	—	—	3,264	—	3,264
Total financial liabilities measured and reported at fair value	$—	$—	$4,425	$—	$4,425

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

Acquisition-related contingent consideration obligations

The Company estimates the fair value of acquisition-related contingent consideration obligations by applying an income approach model that utilizes probability-weighted discounted cash flows. The Company acquired FruitSmart, Inc. in fiscal year 2020 and recognized a contingent consideration liability of $6.7 million on the date of acquisition. Each period the Company evaluates the fair value of the acquisition-related contingent consideration obligations. During the year ended March 31, 2021, the evaluation resulted in a reduction of $4.2 million of contingent consideration of the original $6.7 million liability recorded. During the year ended March 31, 2022, the evaluation of the contingent liability resulted in a reduction of the remaining $2.5 million contingent consideration recorded. Significant judgment is applied to this model and therefore the acquisition-related contingent consideration obligation was classified within Level 3 of the fair value hierarchy.

A reconciliation of the change in the balance of the acquisition-related contingent consideration obligation (Level 3) for the three months ended June 30, 2022 and 2021 is provided below.

(in thousands of dollars)	Three Months Ended June 30,
	2022	2021
Balance beginning of year	$—	$2,532
Change in fair value of contingent consideration liability		—
Balance at end of period	$—	$2,532

Long-term Debt

The following table summarizes the fair and carrying value of the Company’s long-term debt, including the current portion at each of the balance sheet dates June 30, 2022, and 2021 and March 31, 2022:

(in millions of dollars)	June 30, 2022	June 30, 2021	March 31, 2022
Fair market value of long term obligations	$517	$517	$517
Carrying value of long term obligations	$520	$520	$520
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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands of dollars)	2022	2021	2022	2021

Service cost	$1,545	$1,650	$32	$47
Interest cost	2,335	2,259	241	239
Expected return on plan assets	(3,324)	(3,385)	(19)	(22)
Net amortization and deferral	1,001	976	(172)	(115)
Net periodic benefit cost	$1,557	$1,500	$82	$149

During the three months ended June 30, 2022, the Company made contributions of approximately $0.9 million to its pension plans. Additional contributions of $3.3 million are expected during the remaining nine months of fiscal year 2023.

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

RSUs awarded prior to fiscal year 2022 vest 5 years after the grant date and those awarded beginning in fiscal year 2022 vest 3 years after the grant date. After vesting RSUs are paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSUs vest at the end of a performance period of three years that begins with the year of the grant, are paid out in shares of common stock shortly after the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSU grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. The Company’s outside directors receive RSUs following the annual meeting of shareholders. RSUs awarded to outside directors prior to fiscal year 2020 vest 3 years after the grant date and those granted beginning in fiscal year 2020 vest 1 year after the grant date. Restricted shares vest upon the individual’s retirement from service as a director.

During the three-month periods ended June 30, 2022 and 2021, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Three Months Ended June 30,
	2022	2021

RSUs:
Number granted	65,405	58,160
Grant date fair value	$63.69	$57.41

PSUs:
Number granted	48,315	48,650
Grant date fair value	$54.46	$47.95

Fair value expense for restricted stock units is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSUs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For the three-month periods ended June 30, 2022 and 2021, the Company recorded total stock-based compensation expense of approximately $3.7 million and $3.0 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $3.6 million during the remaining nine months of fiscal year 2023.

NOTE 15. OPERATING SEGMENTS

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

The Ingredients Operations segment provides its customers with a broad variety of plant-based ingredients for both human and pet consumption. The Ingredients Operations segment utilizes a variety of value-added manufacturing processes converting raw materials into a wide spectrum of fruit and vegetable juices, concentrates, dehydrated products, flavors, and botanical extracts. Customers for the Ingredients Operations segment include large multinational food and beverage companies, smaller independent manufacturers, and retail organizations. FruitSmart, Silva, and Shank's are the primary operations for the Ingredients Operations segment. FruitSmart manufactures fruit and vegetable juices, purees, concentrates, essences, fibers, seeds, seed oils, and seed powders. Silva is primarily a dehydrated product manufacturer of fruit and vegetable based flakes, dices, granules, powders, and blends. Shank's manufactures flavors and botanical extracts and also offers bottling and custom packaging for customers.

The Company currently evaluates the performance of its segments based on operating income after allocated overhead expenses, plus equity in the pretax earnings of unconsolidated affiliates. Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and comprehensive income were as follows.

	Three Months Ended June 30,
(in thousands of dollars)	2022	2021

SALES AND OTHER OPERATING REVENUES
Tobacco Operations	$348,063	$293,843
Ingredients Operations	81,759	56,186
Consolidated sales and other operating revenues	$429,822	$350,029

OPERATING INCOME
Tobacco Operations	$8,116	$8,889
Ingredients Operations	4,597	4,349
Segment operating income	12,713	13,238
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (1)	553	(609)
Restructuring and impairment costs (2)	—	(2,024)
Consolidated operating income	$13,266	$10,605

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

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(in thousands of dollars)	2022	2021
Foreign currency translation:
Balance at beginning of year	$(40,965)	$(35,135)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	(6,888)	1,719
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	329	(29)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(6,559)	1,690
Balance at end of period	$(47,524)	$(33,445)

Foreign currency hedge:
Balance at beginning of year	$3,579	$(414)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $25 and $(1,566))	(1,611)	5,698
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $218 and $(108)) (1)	(508)	284
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(2,119)	5,982
Balance at end of period	$1,460	$5,568

Interest rate hedge:
Balance at beginning of year	$(860)	$(19,480)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(819) and $293)	3,082	(1,103)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(337) and $(392)) (2)	1,268	1,477
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	4,350	374
Balance at end of period	$3,490	$(19,106)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(46,065)	$(52,008)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $(144) and $(175))(3)	573	759
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	573	759
Balance at end of period	$(45,492)	$(51,249)

Total accumulated other comprehensive loss at end of period	$(88,066)	$(98,232)
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

NOTE 17. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of three-month period	$1,340,543	$44,226	$1,384,769	$1,307,299	$41,126	$1,348,425

Changes in common stock
Accrual of stock-based compensation	3,682	—	3,682	2,966	—	2,966
Withholding of shares from stock-based compensation for grantee income taxes	(2,090)	—	(2,090)	(2,432)	—	(2,432)
Dividend equivalents on RSUs	266	—	266	264	—	264

Changes in retained earnings
Net income	6,830	(4,029)	2,801	6,357	(2,445)	3,912
Cash dividends declared
Common stock	(19,447)	—	(19,447)	(19,170)	—	(19,170)
Dividend equivalents on RSUs	(266)	—	(266)	(264)	—	(264)

Other comprehensive income (loss)	(3,755)	(329)	(4,084)	8,805	29	8,834

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(5,145)	(5,145)	—	(980)	(980)
Other	—	(427)	(427)	—	—	—
Balance at end of period	$1,325,763	$34,296	$1,360,059	$1,303,825	$37,730	$1,341,555

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the terms “we,” “our,” “us” or “Universal” or the “Company” refer to Universal Corporation together with its subsidiaries. This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: impacts of the COVID-19 pandemic; success in pursuing strategic investments or acquisitions and integration of new businesses and the impact of these new businesses on future results; product purchased not meeting quality and quantity requirements; reliance on a few large customers; our ability to maintain effective information systems and safeguard confidential information; anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services; timing of shipments to customers; changes in market structure; government regulation and other stakeholder expectations; economic and political conditions in the countries in which we and our customers operate, including the ongoing impacts from the conflict in Ukraine; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; impacts of regulation and litigation on our customers; industry-specific risks related to our plant-based ingredient businesses; exposure to certain regulatory and financial risks related to climate change; changes in estimates and assumptions underlying our critical accounting policies; the promulgation and adoption of new accounting standards; new government regulations and interpretation of existing standards and regulations; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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

Overview

We are pleased with our start to fiscal year 2023. In the quarter ended June 30, 2022, we continued to effectively navigate increased costs, particularly rising prices for green leaf tobacco, and shipping constraints. We succeeded in getting a significant amount of carryover tobacco shipped out of Brazil, and our plant-based ingredients platform continued to exceed our expectations.

Results for our Tobacco Operations segment were down modestly in the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021, largely on unfavorable foreign currency comparisons due to the strong U.S. dollar. Demand for leaf tobacco remains strong, and flue-cured, burley, oriental, and wrapper tobacco remain in an undersupply position. We are also anticipating a reduction in African burley tobacco crop sizes due to weather conditions there. While we were able to ship a greater amount of carryover tobacco out of Brazil in the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021, we continue to face a challenging logistical environment. We are also continuing to see increased costs for leaf tobacco across virtually all markets.

Our Ingredients Operations segment performed well in the first quarter of fiscal year 2023. Sales for all of our businesses in this segment were up in the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021, with strong volumes for both human and pet food product categories. In our Ingredients Operations segment, we are also seeing rising costs for raw materials and the impact of higher freight costs. Synergies captured across the plant-based ingredients platform continue to make good progress. Our businesses are working together on new product development and strategies to serve the platform’s diverse customers which utilize our portfolio of plant-based ingredients and botanical extracts and flavorings offerings. Results for the Ingredients Operations segment for the quarter ended June 30, 2022, include our October 2021 purchase of Shank’s Extracts, LLC (“Shank’s”).

Our elevated borrowing levels reflect our acquisition of Shank’s as well as higher tobacco inventory levels, largely due to higher green leaf tobacco prices and tobacco shipment timing. We expect our seasonal borrowing levels to decrease in the second half of our fiscal year in line with our tobacco crop shipments, which are weighted to that period.

At Universal, we are committed to providing transparency around our sustainability efforts and goals. We recently completed our submission to the global non-profit organization CDP regarding climate change, forestry, and water risk to provide more information on our achievements in these areas to our stakeholders. We are also excited to announce that we have engaged a third party to aid in analyzing and communicating our climate change policy as well as to provide independent, third party verification of our results.

FINANCIAL HIGHLIGHTS
	Three Months Ended June 30,		Change
(in millions of dollars, except per share data)	2022	2021	$	%

Consolidated Results
Sales and other operating revenue	$429.8	$350.0	$79.8	23%
Cost of goods sold	$350.1	$287.6	$62.5	22%
Gross Profit Margin	18.5%	17.8%		70 bps
Selling, general and administrative expenses	$66.5	$49.8	$16.6	33%
Restructuring and impairment costs	$—	$2.0	$(2.0)	(100)%
Operating income (as reported)	$13.3	$10.6	$2.7	25%
Adjusted operating income (non-GAAP)*	$13.3	$12.6	$0.6	5%
Diluted earnings per share (as reported)	$0.27	$0.26	$0.01	4%
Adjusted diluted earnings per share (non-GAAP)*	$0.25	$0.30	$(0.05)	(17)%
Segment Results
Tobacco operations sales and other operating revenues	$348.1	$293.8	$54.2	18%
Tobacco operations operating income	$8.1	$8.9	$(0.8)	(9)%
Ingredients operations sales and other operating revenues	$81.8	$56.2	$25.6	46%
Ingredient operations operating income	$4.6	$4.3	$0.2	6%
*See Reconciliation of Certain Non-GAAP Financial Measures in Other Items below.

Net income for the quarter ended June 30, 2022, was $6.8 million, or $0.27 per diluted share, compared with $6.4 million, or $0.26 per diluted share, for the quarter ended June 30, 2021. Excluding restructuring and impairment costs and certain other non-recurring items, detailed in Other Items below, net income and diluted earnings per share decreased by $1.2 million and $0.05, respectively, for the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021. Operating income of $13.3 million for the quarter ended June 30, 2022, increased by $2.7 million, compared to operating income of $10.6 million for the quarter ended June 30, 2021. Adjusted operating income, detailed in Other Items below, of $13.3 million increased by $0.6 million for the first quarter of fiscal year 2023, compared to adjusted operating income of $12.6 million for the first quarter of fiscal year 2022.

Consolidated revenues increased by $79.8 million to $429.8 million for the three months ended June 30, 2022, compared to the same period in fiscal year 2022, on higher carryover tobacco sales volumes and prices as well as the addition of Shank’s in October 2021 in the Ingredients Operations segment.

Tobacco Operations

The first fiscal quarter is historically a slow quarter for our tobacco businesses. Operating income for the Tobacco Operations segment decreased by $0.8 million to $8.1 million for the quarter ended June 30, 2022, compared with the quarter ended June 30, 2021. Although tobacco sales volumes were up modestly, Tobacco Operations segment results were down largely on unfavorable foreign currency comparisons due to the strong U.S. dollar in the quarter ended June 30, 2022, compared to the same quarter in the prior fiscal year. Carryover crop shipments were higher in Brazil in the quarter ended June 30, 2022, compared to the same quarter in the prior fiscal year, largely due to increased shipping availability. In Africa, carryover shipments were down in the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021, on smaller crops grown in fiscal year 2022. Selling, general, and administrative expenses for the Tobacco Operations segment were higher in the quarter ended June 30, 2022, compared to June 30, 2021, primarily on unfavorable foreign currency comparisons. Revenues for the Tobacco Operations segment of $348.1 million for the quarter ended June 30, 2022, were up $54.2 million, compared to the same period in the prior fiscal year, on higher tobacco sales volumes and prices.

Ingredients Operations

Operating income for the Ingredients Operations segment was $4.6 million for the quarter ended June 30, 2022, compared to $4.3 million for the quarter ended June 30, 2021. Results for the segment improved year-over-year on the inclusion of the October 2021 Shank’s acquisition. Sales for all of our businesses in this segment were up in the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021, with continued strong volumes for both human and pet food product categories. Selling, general, and administrative expenses for this segment increased in the quarter ended June 30, 2022, compared to the same quarter in the prior fiscal year, on the addition of Shank’s as well as higher labor costs. In the quarter ended June 30, 2022, the allocation of corporate overhead charges to the Ingredients Operations segment was also up, compared to the quarter ended June 30, 2021. Revenues for the Ingredients Operations segment of $81.8 million for the quarter ended June 30, 2022, were up $25.6 million compared to the quarter ended June 30, 2021, largely on the addition of the revenues for Shank’s as well as higher sales volumes and prices.

Other Items

Cost of goods sold in the quarter ended June 30, 2022, increased by 22% to $350.1 million, compared with the same period in the prior fiscal year, consistent with the similar percentage increase in revenues for the current period. Selling, general, and administrative costs for the quarter ended June 30, 2022, increased by $16.6 million to $66.5 million, compared to the same period in the prior fiscal year, primarily on additional costs from the acquisition of Shank’s in the Ingredients Operations segment and unfavorable foreign currency comparisons as well as inflationary increases in compensation and travel costs. Unfavorable foreign currency comparisons were approximately $6.6 million in the quarter ended June 30, 2022, compared to the quarter ended June 30, 2021. Interest expense for the quarter ended June 30, 2022, increased by $0.5 million to $6.7 million on increased costs from higher debt balances and interest rates, partially offset by a $1.8 million interest expense accrual reversal related to the sale of our previously idled operations in Tanzania.

For the three months ended June 30, 2022, the Company’s consolidated effective income tax rate on pre-tax income was 54.6%. The consolidated effective income tax rate for the three months ended June 30, 2022 was affected by the sale of our Tanzania operations which resulted in $1.1 million of additional income taxes. Without this item, the consolidated effective income tax rate for the three months ended June 30, 2022 would have been approximately 36.2%. Additionally, the sale of our Tanzania operations resulted in a $1.8 million reduction to consolidated interest expense related to an uncertain tax position.

For the three months ended June 30, 2021, the Company’s effective tax rate on pre-tax income was 23.7%.

Reconciliation of Certain Non-GAAP Financial Measures

The following tables set forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Three Months Ended June 30,
(in thousands)	2022	2021
As Reported: Consolidated operating income	$13,266	$10,605
Restructuring and impairment costs(1)	—	2,024
Adjusted operating income	$13,266	$12,629

Adjusted Net Income and Diluted Earnings Per Share
(in thousands and reported net of income taxes)	Three Months Ended June 30,
	2022	2021
As Reported: Net income available to Universal Corporation	$6,830	$6,357
Restructuring and impairment costs(1)	—	1,005
Interest expense reversal on uncertain tax position and income tax from sale of operations in Tanzania	(684)	—
Adjusted net income available to Universal Corporation	$6,146	$7,362

As reported: Diluted earnings per share	$0.27	$0.26
As adjusted: Diluted earnings per share	$0.25	$0.30
(1)Restructuring and impairment costs are included in Consolidated operating income in the consolidated statements of income, but excluded for purposes of Adjusted operating income, Adjusted net income available to Universal Corporation, and Adjusted diluted earnings per share. See Note 4 for additional information.

COVID-19 Pandemic Impact

On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) a pandemic. Foreign governmental organizations and governmental organizations in the United States have taken various actions to combat the spread of COVID-19 and its subsequent variants, including imposing stay-at-home orders, closing “non-essential” businesses and their operations, and restricting international travel. We continue to closely monitor developments related to the COVID-19 pandemic and have taken and continue to take steps intended to mitigate the potential risks and impacts to us. It is paramount that our employees who operate our businesses are safe and informed. We have assessed and regularly update our existing business continuity plans for our business in the context of this pandemic. For example, we took precautions during the pandemic with regard to employee and facility hygiene, imposed travel limitations on our employees, implemented work-from-home procedures, and we continue to assess and reevaluate protocols designed to protect our employees, customers and the public.

We continue to work with our suppliers to mitigate the impacts to our supply chain due to the pandemic. To date, we have not experienced a material impact to our supply chain, although the COVID-19 pandemic resulted in delays in certain operations during fiscal year 2021. Since March 2020, we have at times also experienced increased volatility in foreign currency exchange rates, which we believe has in part related to the uncertainties from COVID-19, as well as actions taken by governments and central banks in response to COVID-19. We are currently seeing and monitoring some logistical constraints around worldwide vessel and container availability and increased costs stemming from the COVID-19 pandemic.

We believe we currently have sufficient liquidity to meet our current obligations and our business operations remain fundamentally unchanged other than shipping delays, which could continue to impact quarterly comparisons. This remains, however, a rapidly evolving situation, and we cannot predict the extent, resurgence, or duration of the COVID-19 pandemic, the effects of it on the global, national or local economy, including the impacts on our ability to access capital, or its effects on our business, financial position, results of operations, and cash flows. We continue to monitor developments affecting our employees, customers and operations. We will take additional steps and reevaluate current protocols to address the spread of COVID-19 and its impacts, as necessary, and remain thankful for the hard work of our employees and the continued support of our customers, growers, and other partners during these challenging times.

Liquidity and Capital Resources

Overview

Our first fiscal quarter is usually a period of significant working capital investment in both Africa and South America as tobacco crops are delivered by farmers. We funded our working capital needs in the quarter ended June 30, 2022, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. We are expecting higher and longer duration working capital needs in fiscal year 2023 compared to historical levels due to increased costs, specifically higher leaf tobacco costs, and tobacco shipment timing. Tobacco crop shipments are expected to be weighted to the second half of our fiscal year.

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

To date, COVID-19 has not had a significant impact on our operations, and we currently anticipate our current cash balances, cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements for at least the next twelve months. This continues, however, to be a rapidly evolving situation, and we cannot predict the extent, resurgence, or duration of the ongoing COVID-19 pandemic, the effects of it on the global, national or local economy, including the impacts on our ability to access capital, or its effects on our business, financial position, results of operations, and cash flows. We continue to monitor developments affecting our employees, customers and operations.

Operating Activities

We used $225.8 million in net cash flows from our operations during the quarter ended June 30, 2022. That amount was $98.8 million higher than during the same period in fiscal year 2022. Our working capital needs to fund our operations in the quarter ended June 30, 2022, were higher, compared to the quarter ended June 30, 2021, primarily on higher green tobacco costs as well as tobacco shipment and purchase timing. Tobacco inventory levels increased by $258.0 million from March 31, 2022 levels to $1.1 billion at June 30, 2022, on seasonal leaf purchases. Tobacco inventory levels were $206.1 million above June 30, 2021 levels, mainly due to higher green tobacco costs and tobacco shipment timing. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with tobacco farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At June 30, 2022, our uncommitted tobacco inventories were $164.3 million, or about 15% of total tobacco inventory, compared to $130.1 million, or about 16% of our March 31, 2022 tobacco inventory, and $158.6 million, or about 18% of our June 30, 2021 tobacco inventory. While we target committed inventory levels of 80% or more of total tobacco inventory, the level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Our balance sheet accounts reflected seasonal patterns in the quarter ended June 30, 2022, on deliveries of crops by farmers in both South America and Africa. Accounts receivable decreased by $66.3 million from March 31, 2022 levels, as we used collections on receivables, to fund seasonal working capital needs. Advances to suppliers were $99.9 million at June 30, 2022, a reduction of $30.0 million from March 31, 2022, as tobacco crops were delivered in payment on some of those balances, net of new advances on current tobacco crops. Accounts receivable—unconsolidated affiliates were up $44.0 million in the three months ended June 30, 2022, on the timing of tobacco crop purchases and shipments. Notes payable and overdrafts were up $272.0 million from March 31, 2022 levels, on increased notes payable usage rather than cash on hand to fund seasonal working capital needs. Cash balances available at March 31, 2022, were reduced due to the Shank's acquisition and working capital requirements in fiscal year 2022.

Accounts receivable were up $39.2 million for the quarter ended June 30, 2022, compared to the same quarter in the prior fiscal year, on the timing of tobacco crop purchases and shipments as well as higher leaf tobacco costs. Advances to suppliers were up $29.5 million at June 30, 2022, compared to at June 30, 2021, partly due to higher crop input costs. Inventories—Other were also up in the quarter ended June 30 2022, compared to the quarter ended June 30, 2021, on our acquisition of Shank’s. Notes payable and overdrafts were up $301.3 million compared to June 30, 2021 levels, on higher tobacco inventory costs and the acquisition of Shank’s in October 2021. Accounts payable and accrued expenses were up $77.6 million for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021, primarily on tobacco purchases.

Investing Activities

Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities for our plant-based ingredients platform that utilize our assets and capabilities; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return as well as leverage our assets and expertise or enhance our farmer base. Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the quarters ended June 30, 2022 and 2021, we invested about $15.1 million and $14.4 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $10.9 million and $9.7 million for the three months ended June 30, 2022 and 2021, respectively. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. We currently expect to spend approximately $40 to $50 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.

Our Board of Directors approved our current share repurchase program in November 2020. The program authorizes the purchase of up to $100 million of our common stock through November 15, 2022. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended June 30, 2022, we did not purchase any shares of common stock. As of June 30, 2022, approximately 24.6 million shares of our common stock were outstanding, and our available authorization under our current share repurchase program was about $96.9 million.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization was approximately 41% at June 30, 2022, up from the June 30, 2021 level of approximately 31%, largely on higher debt balances due in part to the Shank’s acquisition in October 2021 as well as higher working capital requirements, and up from the March 31, 2022 level of approximately 32%. As of June 30, 2022, we had $86.6 million in cash and cash equivalents, our short-term debt totaled $454.7 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of June 30, 2022, we had $155 million available under a committed revolving credit facility that will mature in December 2023, and we had about $84 million in unused, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration statement that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing until fiscal year 2024. Our seasonal working capital requirements for our tobacco business typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At June 30, 2022, the fair value of our outstanding interest rate swap agreements was an asset of about $4.3 million, and the notional amount swapped was $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on a portion of our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecasted purchases of tobacco, related processing costs, and crop input sales in Brazil, as well as our net monetary balance sheet exposures in local currency there. We generally account for our hedges of forecasted tobacco purchases as cash flow hedges. At June 30, 2022, the fair value of our open hedges was a net asset of about $0.8 million. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net asset of approximately $7.5 million at June 30, 2022.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding the portion of our bank term loans that have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $605 million at June 30, 2022. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $6.0 million, that amount would be at least partially mitigated by changes in charges to customers.

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

We have excluded Shank's, our wholly-owned subsidiary we acquired on October 4, 2021, which is included in our Consolidated Financial Statements, from our assessment of internal control over financial reporting as of June 30, 2022. Shank's represented 4% of consolidated total assets as of June 30, 2022 and 3% of consolidated sales and other operating revenues for the three months ending June 30, 2022. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2022 (the "2022 Annual Report on Form 10-K"). In evaluating our risks, readers should carefully consider the risk factors discussed in our 2022 Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended June 30, 2022:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1-30, 2022	—	$—	—	$96,946,661
May 1-31, 2022	—	—	—	96,946,661
June 1-30, 2022	—	—	—	96,946,661
Total	—	$—	—	$96,946,661
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

Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at June 30, 2022.

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

UNIVERSAL CORPORATION
(Registrant)

Date:	August 3, 2022	/s/ Johan C. Kroner
Johan C. Kroner, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 3, 2022	/s/ Scott J. Bleicher
Scott J. Bleicher, Vice President and Controller
(Principal Accounting Officer)