Form 10-Q
period 2022-09-30
UNIVERSAL CORP /VA/
filed 2022-11-03
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2022, the total number of shares of common stock outstanding was 24,555,361.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$650,984	$453,955	$1,080,806	$803,984
Costs and expenses
Cost of goods sold	540,725	361,272	890,829	648,828
Selling, general and administrative expenses	72,373	65,402	138,825	115,246
Other income	—	(2,532)	—	(2,532)
Restructuring and impairment costs	—	—	—	2,024
Operating income	37,886	29,813	51,152	40,418
Equity in pretax earnings (loss) of unconsolidated affiliates	416	2,363	(137)	2,972
Other non-operating income (expense)	(77)	54	(139)	102
Interest income	93	517	330	590
Interest expense	12,270	7,130	18,994	13,338
Income before income taxes and other items	26,048	25,617	32,212	30,744
Income taxes	6,642	3,862	10,005	5,077
Net income	19,406	21,755	22,207	25,667
Less: net loss (income) attributable to noncontrolling interests in subsidiaries	2,449	(2,245)	6,478	200
Net income attributable to Universal Corporation	$21,855	$19,510	$28,685	$25,867

Earnings per share:
Basic	$0.88	$0.79	$1.16	$1.05
Diluted	$0.88	$0.78	$1.15	$1.04

Weighted average common shares outstanding:
Basic	24,779,237	24,776,930	24,774,126	24,745,827
Diluted	24,939,427	24,916,346	24,937,491	24,894,366

Total comprehensive income (loss), net of income taxes	$17,578	$13,669	$16,295	$26,415
Less: comprehensive (income) loss attributable to noncontrolling interests	2,737	(2,060)	7,095	356
Comprehensive income (loss) attributable to Universal Corporation	$20,315	$11,609	$23,390	$26,771

Dividends declared per common share	$0.79	$0.78	$1.58	$1.56

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2022	2021	2022
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$58,855	$100,682	$81,648
Accounts receivable, net	469,406	297,442	385,437
Advances to suppliers, net	106,475	82,192	129,838
Accounts receivable—unconsolidated affiliates	51,179	63,112	4,540
Inventories—at lower of cost or net realizable value:
Tobacco	968,167	854,331	822,513
Other	234,581	161,001	194,161
Prepaid income taxes	14,820	23,112	13,095
Other current assets	87,910	76,050	116,779
Total current assets	1,991,393	1,657,922	1,748,011

Property, plant and equipment
Land	23,998	22,502	23,959
Buildings	300,925	289,939	293,935
Machinery and equipment	659,409	653,789	668,451
	984,332	966,230	986,345
Less accumulated depreciation	(643,584)	(630,766)	(641,227)
	340,748	335,464	345,118
Other assets
Operating lease right-of-use assets	43,278	33,790	40,243
Goodwill, net	213,803	172,964	213,998
Other intangibles, net	86,129	67,510	92,571
Investments in unconsolidated affiliates	70,878	84,517	81,006
Deferred income taxes	18,180	17,193	11,616
Pension asset	12,740	13,381	12,667
Other noncurrent assets	36,848	43,057	41,115
	481,856	432,412	493,216

Total assets	$2,813,997	$2,425,798	$2,586,345

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2022	2021	2022
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$582,382	$184,982	$182,639
Accounts payable and accrued expenses	167,153	157,082	272,042
Accounts payable—unconsolidated affiliates	—	2,414	5,308
Customer advances and deposits	12,644	25,219	13,724
Accrued compensation	20,944	19,591	27,281
Income taxes payable	4,589	1,136	7,427
Current portion of operating lease liabilities	10,735	8,985	10,303
Current portion of long-term debt	—	—	—
Total current liabilities	798,447	399,409	518,724

Long-term debt	518,923	518,422	518,547
Pensions and other postretirement benefits	49,398	54,598	52,890
Long-term operating lease liabilities	27,905	22,530	29,617
Other long-term liabilities	15,302	55,174	34,464
Deferred income taxes	49,289	42,239	47,334
Total liabilities	1,459,264	1,092,372	1,201,576

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,555,361 shares issued and outstanding at September 30, 2022 (24,607,384 at September 30, 2021 and 24,550,019 at March 31, 2022)	333,540	328,836	330,662
Retained earnings	1,080,920	1,074,629	1,094,192
Accumulated other comprehensive loss	(89,606)	(106,133)	(84,311)
Total Universal Corporation shareholders' equity	1,324,854	1,297,332	1,340,543
Noncontrolling interests in subsidiaries	29,879	36,094	44,226
Total shareholders' equity	1,354,733	1,333,426	1,384,769

Total liabilities and shareholders' equity	$2,813,997	$2,425,798	$2,586,345

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Six Months Ended September 30,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,207	$25,667
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	28,294	25,096
Net provision for losses (recoveries) on advances to suppliers	(1,034)	(44)
Foreign currency remeasurement (gain) loss, net	6,191	6,955
Foreign currency exchange contracts	13,562	2,486
Restructuring and impairment costs	—	2,024
Restructuring payments	—	(3,203)
Change in estimated fair value of contingent consideration for FruitSmart acquisition	—	(2,532)
Other, net	7,709	(4,916)
Changes in operating assets and liabilities, net	(423,177)	(172,304)
Net cash provided (used) by operating activities	(346,248)	(120,771)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(26,588)	(18,645)
Proceeds from sale of business, net of cash held by the business	1,168	—
Proceeds from sale of property, plant and equipment	1,644	6,767
Net cash used by investing activities	(23,776)	(11,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	399,924	82,250
Dividends paid to noncontrolling interests	(6,825)	(4,676)
Repurchase of common stock	(3,448)	—
Dividends paid on common stock	(38,594)	(38,047)
Other	(1,869)	(2,996)
Net cash provided (used) by financing activities	349,188	36,531

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(1,957)	(421)
Net decrease in cash, restricted cash and cash equivalents	(22,793)	(96,539)
Cash, restricted cash and cash equivalents at beginning of year	87,648	203,221

Cash, restricted cash and cash equivalents at end of period	$64,855	$106,682

Supplemental Information:
Cash and cash equivalents	$58,855	$100,682
Restricted cash (Other noncurrent assets)	6,000	6,000
Total cash, restricted cash and cash equivalents	$64,855	$106,682

See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is a global business-to-business agri-products supplier to consumer product manufacturers. The Company is the leading global leaf tobacco supplier and provides high-quality plant-based ingredients to food and beverage end markets. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the “2022 Annual Report on Form 10-K”).

    While the business environment in most of the jurisdictions in which we operate continues to move toward a state resembling pre-pandemic conditions, the extent to which the ongoing COVID-19 pandemic will impact the Company's financial condition, results of operations and demand for its products and services continues to depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing geographic spread and mutations and subvariants of COVID-19, the severity of the pandemic, the duration of the COVID-19 outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the COVID-19 pandemic and the impact on the U.S. and the global economies, markets and supply chains. At September 30, 2022, it is not possible to predict the overall impact of the ongoing COVID-19 pandemic on the Company's business, financial condition, results of operations and demand for its products and services.

NOTE 2.   ACCOUNTING PRONOUNCEMENTS

Pronouncements to be Adopted in Future Periods
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions related to contract modifications and hedge accounting to address the transitions from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance permits an entity to consider contract modification due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. ASU 2020-04 also temporarily allows hedge relationships to continue without de-designation upon changes due to reference rate reform. The standard is effective upon issuance and can be applied as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of ASU 2020-04 to have a material impact on its consolidated financial statements.

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

There were no restructuring and impairment costs incurred for the three and six months ended September 30, 2022.

Tobacco Operations
During the six months ended September 30, 2021, the Company incurred $1.5 million of termination and impairment costs associated with restructuring of tobacco buying and administrative operations in Africa.

Ingredients Operations
During the six months ended September 30, 2021, the Company incurred $0.5 million of impairment costs on property, plant, and equipment associated with wind-down of Carolina Innovative Food Ingredients, Inc. (“CIFI”), a sweet potato processing operation located in Nashville, North Carolina that was announced in fiscal year 2021.

NOTE 5.  REVENUE FROM CONTRACTS WITH CUSTOMERS

The majority of the Company’s consolidated revenue consists of sales of processed leaf tobacco to customers. The Company also earns revenue from processing leaf tobacco owned by customers and from various other services provided to customers. Additionally, the Company has fruit and vegetable processing operations, as well as flavor and extract services that provide customers with a range of food ingredient products. Payment terms with customers vary depending on customer creditworthiness, product types, services provided, and other factors. Contract durations and payment terms for all revenue categories generally do not exceed one year. Therefore, the Company has applied a practical expedient to not adjust the transaction price for the effects of financing components, as the Company expects that the period from the time the revenue for a transaction is recognized to the time the customer pays for the related good or service transferred will be one year or less. Shipping and handling costs under sales contracts with customers are treated as fulfillment costs and included in the transaction price. Below is a description of the major revenue-generating categories from contracts with customers.

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

Ingredient Sales
In recent fiscal years, the Company has diversified operations through the acquisition of established companies that offer customers a wide range of both liquid and dehydrated fruit and vegetable ingredient products, flavors, and extracts. These operations procure raw materials from domestic and international growers and suppliers and through a variety of processing steps including sorting, cleaning, pressing, mixing, extracting, and blending to manufacture finished goods utilized in both human and pet food. The contracts for food ingredients with customers create a performance obligation to transfer the manufactured finished goods to the customer. Transaction prices for the sale of food ingredients are primarily based on negotiated fixed prices. At the point in time that the customer obtains control over the finished product, which is typically aligned with physical shipment under the contractual terms with the customer, the Company completes its performance obligation and recognizes the revenue for the sale.

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

Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2022	2021	2022	2021

Tobacco sales	$544,879	$370,702	$864,896	$640,966
Ingredient sales	76,059	52,517	153,605	104,405
Processing revenue	14,038	16,048	33,530	32,744
Other sales and revenue from contracts with customers	15,028	13,980	27,095	24,745
Total revenue from contracts with customers	650,004	453,247	1,079,126	802,860
Other operating sales and revenues	980	708	1,680	1,124
Consolidated sales and other operating revenues	$650,984	$453,955	$1,080,806	$803,984

    Other operating sales and revenues consists principally of interest on advances to suppliers.

NOTE 6. OTHER CONTINGENT LIABILITIES AND OTHER MATTERS

Other Contingent Liabilities

Other Contingent Liabilities (Letters of credit)
The Company had other contingent liabilities totaling approximately $1 million at September 30, 2022, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $9 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $10 million. Those amounts are based on the exchange rate for the Brazilian currency at September 30, 2022. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.

With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of September 30, 2022, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $9 million (at the September 30, 2022 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $9 million remaining assessment with interest, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at September 30, 2022.

With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods, reflecting a substantial reduction from the original assessment. In fiscal year 2020, the Parana tax authorities acknowledged the statute of limitations related to claims prior to December 2010 had expired and reduced the assessment to $3 million (at the September 30, 2022 exchange rate). Notwithstanding the reduced assessment, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $3 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at September 30, 2022.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $122 million at September 30, 2022, $98 million at September 30, 2021, and $153 million at March 31, 2022. The related valuation allowances totaled $14 million at September 30, 2022, $14 million at September 30, 2021, and $19 million at March 31, 2022, and were estimated based on the Company’s historical loss information and crop projections. The allowances were decreased by net recoveries of approximately $1.0 million and $44 thousand in the six-month periods ended September 30, 2022 and 2021, respectively. These net recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of VAT on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At September 30, 2022, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $70 million ($55 million at September 30, 2021, and $67 million at March 31, 2022), and the related valuation allowances totaled approximately $24 million ($20 million at September 30, 2021, and $21 million at March 31, 2022). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

Long-Term Debt

At September 30, 2022, the Company had a $225 million five-year term loan maturing December 2023 and a $295 million seven-year term loan maturing December 2025. Under the Company's senior unsecured bank credit facility, $150 million of terms loans bear interest at variable rates plus a margin based on the Company's credit metrics and interest payments remained unhedged at September 30, 2022. The Company maintains receive-floating/pay-fixed interest rates swap agreements for a portion of the outstanding five and seven-year term loans. See Note 11 for additional information on outstanding interest rate swap agreements.

Shelf Registration and Stock Repurchase Plan

In November 2020, the Company filed an undenominated automatic universal shelf registration statement with the U.S. Securities and Exchange Commission to provide for the future issuance of an undefined amount of securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.

A stock repurchase plan, which was authorized by the Company's Board of Directors, became effective and was publicly announced on November 5, 2020. This stock repurchase plan authorized the purchase of up to $100,000,000 in common and/or preferred stock in open market or privately negotiated transactions through November 15, 2022 or when funds for the program have been exhausted, subject to market conditions and other factors. The program had $93 million of remaining capacity for repurchases of common and/or preferred stock at September 30, 2022. This stock repurchase program was replaced on November 2, 2022 when the Company's Board of Directors authorized a new stock repurchase plan up to $100,000,000 in common and/or preferred stock through November 15, 2024 or when funds for the program have been exhausted, subject to market conditions and other factors.

Sale of Idled Tanzania Operations

During the six months ended September 30, 2022, the Company entered into a sales agreement to sell all outstanding shares of common stock, which included all properties, of the idled companies in Tanzania for $8.5 million. The Company received $1.3 million when the transaction closed in June 2022. The remaining proceeds are expected to be received in installments by June 2023.

NOTE 7.   EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$21,855	$19,510	$28,685	$25,867

Denominator for basic earnings per share
Weighted average shares outstanding	24,779,237	24,776,930	24,774,126	24,745,827

Basic earnings per share	$0.88	$0.79	$1.16	$1.05

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$21,855	$19,510	$28,685	$25,867

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,779,237	24,776,930	24,774,126	24,745,827
Effect of dilutive securities
Employee and outside director share-based awards	160,190	139,416	163,365	148,539
Denominator for diluted earnings per share	24,939,427	24,916,346	24,937,491	24,894,366

Diluted earnings per share	$0.88	$0.78	$1.15	$1.04

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

    The Company's consolidated effective income tax rate for the three and six months ended September 30, 2022 was 25.5% and 31.1%, respectively. The consolidated effective income tax rate for the six months ended September 30, 2022 was affected by the sale of the Company's idled Tanzania operations that resulted in $1.1 million of additional income taxes. Without this item, them consolidated effective income tax rate for the six months ended September 30, 2022 would have been approximately 27.5%. Additionally, the sale of the Company's idled Tanzania operations resulted in a $1.8 million reduction to consolidated interest expense related to the removal of an uncertain tax position.

    The Company's consolidated effective income tax rate for the three and six months ended September 30, 2021 was 15.1% and 16.5%, respectively. The consolidated effective income tax rate for the three and six months ended September 20, 2021 was affected by a $1.7 million benefit related to a final tax ruling at a foreign subsidiary. Without this item, the consolidated effective income tax rate for the three and six months ended September 30, 2021 would have been approximately 21.7% and 22.0%, respectively

NOTE 9.   GOODWILL AND OTHER INTANGIBLES
The Company's changes in goodwill at September 30, 2022 and 2021 consisted of the following:

(in thousands of dollars)	Six Months Ended September 30,
	2022	2021
Balance at beginning of fiscal year	$213,998	$173,051
Foreign currency translation adjustment	(195)	(87)
Balance at end of period	$213,803	$172,964

The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at September 30, 2022 and 2021 and at March 31, 2022:

(in thousands, except useful life)				September 30, 2022
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(13,828)	$72,672
Trade names		5		11,100	(4,935)	6,165
Developed technology	3	—	13	9,300	(4,746)	4,554
Noncompetition agreements	4	—	5	4,000	(1,300)	2,700
Other		5		639	(601)	38
Total intangible assets				$111,539	$(25,410)	$86,129

				September 30, 2021
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$62,500	$(6,097)	$56,403
Trade names		5		11,100	(2,715)	8,385
Developed technology		3		4,800	(2,800)	2,000
Noncompetition agreements		5		1,000	(350)	650
Other		5		764	(692)	72
Total intangible assets				$80,164	$(12,654)	$67,510

				March 31, 2022
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships(1)	11	—	13	$86,500	$(9,963)	$76,537
Trade names		5		11,100	(3,825)	7,275
Developed technology(1)	3	—	13	9,300	(3,773)	5,527
Noncompetition agreements(1)	4	—	5	4,000	(825)	3,175
Other		5		736	(679)	57
Total intangible assets				$111,636	$(19,065)	$92,571
(1)On October 4, 2021, the Company acquired 100% of the capital stock of Shank's for approximately $100 million in cash and $2.4 million of additional working capital on-hand at the date of acquisition. The Shank's acquisition resulted in $31.5 million of intangible assets. See Note 3 for additional information.
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life as noted above.

The Company's amortization expense for intangible assets for the three and six months ended September 30, 2022 and 2021 was:

(in thousands of dollars)	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2020	2022	2021
Amortization Expense	$3,172	$2,853	$6,345	$5,256

Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated statements of income. The amortization expense for other intangible assets is recorded in selling, general, and administrative expenses in the consolidated statements of income.

As of September 30, 2022, the expected future amortization expense for intangible assets is as follows:

Fiscal Year (in thousands of dollars)
2023 (excluding the six months ended September 30, 2022)	$6,044
2024	11,264
2025	11,812
2026	8,452
2027 and thereafter	48,557
Total expected future amortization expense	$86,129

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
The following table sets forth the right-of-use assets and lease liabilities for operating leases included in the Company’s consolidated balance sheet:

(in thousands of dollars)	September 30, 2022	September 30, 2021	March 31, 2022

Assets
Operating lease right-of-use assets	$43,278	$33,790	$40,243

Liabilities
Current portion of operating lease liabilities	$10,735	$8,985	$10,303
Long-term operating lease liabilities	27,905	22,530	29,617
Total operating lease liabilities	$38,640	$31,515	$39,920

The following table sets forth the location and amount of operating lease costs included in the Company's consolidated statements of income:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2022	2021	2022	2021

Income Statement Location
Cost of goods sold	$2,632	$2,721	$5,336	$5,299
Selling, general, and administrative expenses	2,718	2,261	5,221	4,566
Total operating lease costs(1)	$5,350	$4,982	$10,557	$9,865
(1)Includes variable operating lease costs.
The following table reconciles the undiscounted cash flows to the operating lease liabilities in the Company’s consolidated balance sheet:

(in thousands of dollars)	September 30, 2022
Maturity of Operating Lease Liabilities
2023 (excluding the six months ended September 30, 2022)	$6,498
2024	11,325
2025	8,983
2026	5,744
2027	4,379
2028 and thereafter	8,545
Total undiscounted cash flows for operating leases	$45,474
Less: Imputed interest	(6,834)
Total operating lease liabilities	$38,640

As of September 30, 2022, the Company had no leases that have not yet commenced.

The following table sets forth supplemental information related to operating leases:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except lease term and incremental borrowing rate)	2022	2021	2022	2021

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$3,378	$2,840	$6,668	$5,617
Right-of-use assets obtained in exchange for new operating leases	6,198	6,310	10,725	9,051

Weighted Average Remaining Lease Term (years)			5.13	5.51

Weighted Average Collateralized Incremental Borrowing Rate			5.68%	4.02%

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

Cash Flow Hedging Strategy for Interest Rate Risk
In February 2019, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2018. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At September 30, 2022, the total notional amount of the interest rate swaps was $370 million, which corresponded with the original outstanding balance of the term loans. During the third quarter of fiscal year 2021, the Company converted $150 million from the balance in its revolving credit line into the existing term loans, splitting the balance equally between them. At September 30, 2022, the Company is not hedging the interest payments on the additional $150 million of term loans. The increase to the principal balance of the term loans does not have an impact to the effectiveness analysis of the interest rate swap agreements.
Previously, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges for two outstanding non-amortizing bank loans that were repaid concurrent with closing on the new bank credit facility. Those swap agreements were subsequently terminated in February 2019 concurrent with the inception of the new swap agreements. The fair value of the previous swap agreements, approximately $5.4 million, was received from the counterparties upon termination and was amortized from accumulated other comprehensive loss into earnings as a reduction of interest expense through the original maturity dates of those agreements. As of September 30, 2022, the entire deferred gain has been amortized.

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

The aggregate U.S. dollar notional amount of forward and option contracts entered into for these purposes during the six-month periods in fiscal years 2023 and 2022 was as follows:

	Six Months Ended September 30,
(in millions of dollars)	2022	2021

Tobacco purchases	$30.4	$99.7
Processing costs	5.4	18.7
Crop input sales	—	20.8
Total	$35.8	$139.2

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

The table below presents the expected timing of when the remaining accumulated other comprehensive gains and losses as of September 30, 2022 for cash flows hedges of tobacco purchases and crop input sales are expected to be recognized in earnings.

Hedging Program	Crop Year	Geographic Location(s)	Fiscal Year Earnings
Tobacco purchases	2023	Brazil	2024
Tobacco purchases	2022	Brazil, Africa	2023
Crop input sales	2023	Brazil	2024
Crop input sales	2022	Brazil	2023
Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil.  The total notional amounts of contracts outstanding at September 30, 2022 and 2021, and March 31, 2022, were approximately $112.3 million, $22.3 million, and $59.5 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2022	2021	2022	2021

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$9,348	$(253)	$13,249	$(1,649)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(266)	$(2,257)	$(1,871)	$(4,480)
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$—	$355	$—	$708
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loan

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$943	$(5,234)	$(4)	$2,999
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$2,084	$1,805	$3,041	$1,289
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$605	$(217)	$(520)	$451
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil and Africa

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(1,310)	$(839)	$(2,317)	$3,765
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil and Africa and the crop input sales in Brazil, a net hedge gain of approximately $3.1 million remained in accumulated other comprehensive loss at September 30, 2022. That balance reflects gains and losses on contracts related to the 2023 and 2022 Brazil crops, the 2022 Africa crop, and the 2023 and 2022 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through September 30, 2022. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at September 30, 2022 and 2021, and March 31, 2022:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		September 30, 2022	September 30, 2021	March 31, 2022		September 30, 2022	September 30, 2021	March 31, 2022

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$13,959	$—	$—	Other long-term liabilities	$—	$22,888	$1,161

Foreign currency exchange contracts	Other current assets	934	889	10,957	Accounts payable and accrued expenses	—	3,152	3,200
Total		$14,893	$889	$10,957		$—	$26,040	$4,361

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$2,605	$1,028	$13,111	Accounts payable and accrued expenses	$181	$639	$64
Total		$2,605	$1,028	$13,111		$181	$639	$64

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

Recurring Fair Value Measurements

At September 30, 2022 and 2021, and at March 31, 2022, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	September 30, 2022
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$334	$—	$—	$—	$334
Trading securities associated with deferred compensation plans	—	10,845	—	—	10,845
Interest rate swap agreements	—	—	13,959	—	13,959
Foreign currency exchange contracts	—	—	3,539	—	3,539
Total financial assets measured and reported at fair value	$334	$10,845	$17,498	$—	$28,677

Liabilities
Foreign currency exchange contracts	$—	$—	$181	$—	$181
Total financial liabilities measured and reported at fair value	$—	$—	$181	$—	$181

	September 30, 2021
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$335	$—	$—	$—	$335
Trading securities associated with deferred compensation plans	—	14,557	—	—	14,557
Foreign currency exchange contracts	—	—	1,917	—	1,917
Total financial assets measured and reported at fair value	$335	$14,557	$1,917	$—	$16,809

Liabilities
Interest rate swap agreements	$—	$—	$22,888	$—	$22,888
Foreign currency exchange contracts	—	—	3,791	—	3,791
Total financial liabilities measured and reported at fair value	$—	$—	$26,679	$—	$26,679

	March 31, 2022
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$334	$—	$—	$—	$334
Trading securities associated with deferred compensation plans	—	13,655	—	—	13,655
Foreign currency exchange contracts	—	—	24,068	—	24,068
Total financial assets measured and reported at fair value	$334	$13,655	$24,068	$—	$38,057

Liabilities
Interest rate swap agreements	$—	$—	$1,161	$—	$1,161
Foreign currency exchange contracts	—	—	3,264	—	3,264
Total financial liabilities measured and reported at fair value	$—	$—	$4,425	$—	$4,425

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

Acquisition-related contingent consideration obligations

The Company estimates the fair value of acquisition-related contingent consideration obligations by applying an income approach model that utilizes probability-weighted discounted cash flows. The Company acquired FruitSmart, Inc. ("FruitSmart") in fiscal year 2020 and recognized a contingent consideration liability of $6.7 million on the date of acquisition. Each period the Company evaluates the fair value of the acquisition-related contingent consideration obligations. During the year ended March 31, 2021, the evaluation resulted in a reduction of $4.2 million of contingent consideration of the original $6.7 million liability recorded. During the year ended March 31, 2022, the evaluation of the contingent liability resulted in a reduction of the remaining $2.5 million contingent consideration recorded. Significant judgment is applied to this model and therefore the acquisition-related contingent consideration obligation was classified within Level 3 of the fair value hierarchy.

A reconciliation of the change in the balance of the acquisition-related contingent consideration obligation (Level 3) for the six months ended September 30, 2022 and 2021 is provided below.

(in thousands of dollars)	Six Months Ended September 30,
	2022	2021
Balance beginning of year	$—	$2,532
Change in fair value of contingent consideration liability		(2,532)
Balance at end of period	$—	$—

Long-term Debt

The following table summarizes the fair and carrying value of the Company’s long-term debt, including the current portion at each of the balance sheet dates September 30, 2022, and 2021 and March 31, 2022:

(in millions of dollars)	September 30, 2022	September 30, 2021	March 31, 2022
Fair market value of long term obligations	$517	$518	$517
Carrying value of long term obligations	$520	$520	$520
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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands of dollars)	2022	2021	2022	2021

Service cost	$1,503	$1,653	$32	$47
Interest cost	2,351	2,254	235	241
Expected return on plan assets	(3,324)	(3,387)	(19)	(22)
Net amortization and deferral	1,001	976	(167)	(116)
Net periodic benefit cost	$1,531	$1,496	$81	$150

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2022	2021	2022	2021

Service cost	$3,048	$3,303	$64	$94
Interest cost	4,686	4,513	476	480
Expected return on plan assets	(6,648)	(6,772)	(38)	(44)
Net amortization and deferral	2,002	1,952	(339)	(231)
Net periodic benefit cost	$3,088	$2,996	$163	$299

During the six months ended September 30, 2022, the Company made contributions of approximately $3.2 million to its pension plans. Additional contributions of $0.9 million are expected during the remaining six months of fiscal year 2023.

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

RSUs awarded prior to fiscal year 2022 vest 5 years after the grant date and those awarded beginning in fiscal year 2022 vest 3 years after the grant date. After vesting RSUs are paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSUs vest at the end of a performance period of three years that begins with the year of the grant, are paid out in shares of common stock shortly after the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSU grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. The Company’s outside directors receive RSUs following the annual meeting of shareholders. RSUs awarded to outside directors vest 1 year after the grant date. Restricted shares vest upon the individual’s retirement from service as a director.

During the six-month periods ended September 30, 2022 and 2021, Universal issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Six Months Ended September 30,
	2022	2021

RSUs:
Number granted	79,405	72,860
Grant date fair value	$62.17	$56.31

PSUs:
Number granted	48,315	48,650
Grant date fair value	$54.46	$47.95

Fair value expense for restricted stock units is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSUs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For the six-month periods ended September 30, 2022 and 2021, the Company recorded total stock-based compensation expense of approximately $5.5 million and $4.1 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $2.5 million during the remaining six months of fiscal year 2023.

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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2022	2021	2022	2021

SALES AND OTHER OPERATING REVENUES
Tobacco Operations	$570,030	$396,765	$918,093	$690,608
Ingredients Operations	80,954	57,190	162,713	113,376
Consolidated sales and other operating revenues	$650,984	$453,955	$1,080,806	$803,984

OPERATING INCOME
Tobacco Operations	$33,790	$26,914	$41,906	$35,803
Ingredients Operations	4,512	2,730	9,109	7,079
Segment operating income	38,302	29,644	51,015	42,882
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (1)	(416)	(2,363)	137	(2,972)
Restructuring and impairment costs (2)	—	—	—	(2,024)
Add: Other income (loss)(3)	—	2,532	—	2,532
Consolidated operating income	$37,886	$29,813	$51,152	$40,418

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

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the six months ended September 30, 2022 and 2021:

	Six Months Ended September 30,
(in thousands of dollars)	2022	2021
Foreign currency translation:
Balance at beginning of year	$(40,965)	$(35,135)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	(13,642)	(2,360)
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	617	156
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(13,025)	(2,204)
Balance at end of period	$(53,990)	$(37,339)

Foreign currency hedge:
Balance at beginning of year	$3,579	$(414)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(158) and $(512))	(4,146)	538
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $600 and $271) (1)	(1,214)	(718)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(5,360)	(180)
Balance at end of period	$(1,781)	$(594)

Interest rate hedge:
Balance at beginning of year	$(860)	$(19,480)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(2,782) and $346)	10,467	(1,303)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(393) and $(792)) (2)	1,478	2,980
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	11,945	1,677
Balance at end of period	$11,085	$(17,803)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(46,065)	$(52,008)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $(285) and $(354))(3)	1,145	1,611
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,145	1,611
Balance at end of period	$(44,920)	$(50,397)

Total accumulated other comprehensive loss at end of period	$(89,606)	$(106,133)
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

NOTE 17. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three and six months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of three-month period	$1,325,763	$34,296	$1,360,059	$1,303,825	$37,730	$1,341,555

Changes in common stock
Repurchase of common stock	(893)	—	(893)	—	—	—
Accrual of stock-based compensation	1,622	—	1,622	1,119	—	1,119
Withholding of shares from stock-based compensation for grantee income taxes	—	—	—	(26)	—	(26)
Dividend equivalents on RSUs	291	—	291	272	—	272

Changes in retained earnings
Net income	21,855	(2,449)	19,406	19,510	2,245	21,755
Cash dividends declared
Common stock	(19,398)	—	(19,398)	(19,195)	—	(19,195)
Repurchase of common stock	(2,555)	—	(2,555)	—	—	—
Dividend equivalents on RSUs	(291)	—	(291)	(272)	—	(272)

Other comprehensive income (loss)	(1,540)	(288)	(1,828)	(7,901)	(185)	(8,086)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(1,680)	(1,680)	—	(3,696)	(3,696)
Balance at end of period	$1,324,854	$29,879	$1,354,733	$1,297,332	$36,094	$1,333,426

	Six Months Ended September 30, 2022			Six Months Ended September 30, 2021
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,340,543	$44,226	$1,384,769	$1,307,299	$41,126	$1,348,425

Changes in common stock
Repurchase of common stock	(893)	—	(893)	—	—	—
Accrual of stock-based compensation	5,304	—	5,304	4,085	—	4,085
Withholding of shares from stock-based compensation for grantee income taxes	(2,090)	—	(2,090)	(2,458)	—	(2,458)
Dividend equivalents on RSUs	557	—	557	536	—	536

Changes in retained earnings
Net income	28,685	(6,478)	22,207	25,867	(200)	25,667
Cash dividends declared
Common stock	(38,845)	—	(38,845)	(38,365)	—	(38,365)
Repurchase of common stock	(2,555)	—	(2,555)	—	—	—
Dividend equivalents on RSUs	(557)	—	(557)	(536)	—	(536)

Other comprehensive income (loss)	(5,295)	(617)	(5,912)	904	(156)	748

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(6,825)	(6,825)	—	(4,676)	(4,676)
Other	—	(427)	(427)	—	—	—
Balance at end of period	$1,324,854	$29,879	$1,354,733	$1,297,332	$36,094	$1,333,426

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the terms “we,” “our,” “us” or “Universal” or the “Company” refer to Universal Corporation together with its subsidiaries. This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: impacts of the ongoing COVID-19 pandemic and new subvariants; success in pursuing strategic investments or acquisitions and integration of new businesses and the impact of these new businesses on future results; product purchased not meeting quality and quantity requirements; our reliance on a few large customers; our ability to maintain effective information systems and safeguard confidential information; anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services including increased transportation costs and delays attributed to global supply chain challenges; timing of shipments to customers; higher inflation rates; changes in market structure; government regulation and other stakeholder expectations; economic and political conditions in the countries in which we and our customers operate, including the ongoing impacts from the conflict in Ukraine; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; impacts of regulation and litigation on our customers; industry-specific risks related to our plant-based ingredient businesses; exposure to certain regulatory and financial risks related to climate change; changes in estimates and assumptions underlying our critical accounting policies; the promulgation and adoption of new accounting standards; new government regulations and interpretation of existing standards and regulations; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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

Overview

Demand for both our tobacco and plant-based ingredients products remains very strong, and we are excited about how our fiscal year 2023 is developing. We are seeing improvement in shipping availability, particularly in Brazil, where we were able to ship large amounts of carryover tobacco in both the six months and quarter ended September 30, 2022. We also remain very pleased with our strategic investment in our plant-based ingredients platform. Our Ingredients Operations segment diversifies our earnings and delivered higher results driven by higher sales in both the six months and quarter ended September 30, 2022, compared to the same periods in the prior fiscal year.

We believe we are through our peak seasonal working capital requirements for fiscal year 2023, and we expect a considerable reduction in debt levels over the next two fiscal quarters. We have already seen significant working capital receipts in October 2022. Our tobacco shipments, which are weighted to the second half of our fiscal year, should enable us to reduce our debt levels from the elevated September 30, 2022 levels, as payments are received from our customers.

Operating income for our Tobacco Operations segment for the six months and quarter ended September 30, 2022, was up significantly, compared to the six months and quarter ended September 30, 2021, driven by increased tobacco shipments. Improved container and vessel availability in Brazil enabled us to ship a greater amount of tobacco, particularly in the three months ended September 30, 2022. A large portion of the tobacco we shipped during the six months and quarter ended September 30, 2022, was carryover tobacco, and some tobacco we shipped was lower margin tobacco. While we are still having some shipping challenges in certain areas around the world, we are encouraged by the global easing of shipping constraints.

All types of leaf tobacco are currently in an undersupply position. We have worked diligently to secure the leaf tobacco desired by our customers, and our tobacco inventories were nearly 90% committed for sale to our customers at September 30, 2022. Burley tobacco crops have been particularly short in Africa, largely due to weather conditions, which has limited our sales opportunities.

Our Ingredients Operations segment again delivered healthy results in the six months and quarter ended September 30, 2022. Demand for our ingredients products remains strong, and we continue to capitalize on synergies across the plant-based ingredients platform. We have seen inflationary cost increases, particularly for raw materials and labor, but margins have held up nicely. As these businesses continue to find success with their established products, we are working to grow the platform offerings by investing in key sales and product development personnel to promote and expand the full range of our ingredients capabilities across the platform.

Universal remains focused on integrating sustainability into all aspect of our business. A key part of our sustainability efforts is reducing global emissions. To support us in developing our long-term strategy for reducing our global emissions footprint, we have engaged a third party to develop a low carbon transition plan and to prepare for updated guidance on meeting future net zero targets.

FINANCIAL HIGHLIGHTS
	Six Months Ended September 30,		Change
(in millions of dollars, except per share data)	2022	2021	$	%

Consolidated Results
Sales and other operating revenue	$1,080.8	$804.0	$276.8	34%
Cost of goods sold	$890.8	$648.8	$242.0	37%
Gross Profit Margin	17.6%	19.3%		-170 bps
Selling, general and administrative expenses	$138.8	$115.2	$23.6	20%
Restructuring and impairment costs	$—	$2.0	$(2.0)	(100)%
Operating income (as reported)	$51.2	$40.4	$10.7	27%
Adjusted operating income (non-GAAP)*	$51.2	$41.6	$9.5	23%
Diluted earnings per share (as reported)	$1.15	$1.04	$0.11	11%
Adjusted diluted earnings per share (non-GAAP)*	$1.13	$0.96	$0.17	18%
Segment Results
Tobacco operations sales and other operating revenues	$918.1	$690.6	$227.5	33%
Tobacco operations operating income	$41.9	$35.8	$6.1	17%
Ingredients operations sales and other operating revenues	$162.7	$113.4	$49.3	44%
Ingredient operations operating income	$9.1	$7.1	$2.0	29%
*See Reconciliation of Certain Non-GAAP Financial Measures in Other Items below.

Net income for the six months ended September 30, 2022, was $28.7 million, or $1.15 per diluted share, compared with $25.9 million, or $1.04 per diluted share, for the six months ended September 30, 2021. Excluding restructuring and impairment costs and certain other non-recurring items, detailed in Other Items below, net income and diluted earnings per share increased by

$4.1 million and $0.17, respectively, for the six months ended September 30, 2022, compared to the six months ended September 30, 2021. Operating income of $51.2 million for the six months ended September 30, 2022, increased by $10.7 million, compared to operating income of $40.4 million for the six months ended September 30, 2021. Adjusted operating income, detailed in Other Items below, of $51.2 million increased by $9.5 million for the first half of fiscal year 2023, compared to adjusted operating income of $41.6 million for the first half of fiscal year 2022.

Net income for the quarter ended September 30, 2022, was $21.9 million, or $0.88 per diluted share, compared with $19.5 million, or $0.78 per diluted share, for the quarter ended September 30, 2021. Excluding restructuring and impairment costs and certain other non-recurring items, detailed in Other Items below, net income and diluted earnings per share increased by $5.3 million and $0.22, respectively, for the quarter ended September 30, 2022, compared to the quarter ended September 30, 2021. Operating income of $37.9 million for the quarter ended September 30, 2022, increased by $8.1 million, compared to operating income of $29.8 million for the quarter ended September 30, 2021. Adjusted operating income, detailed in Other Items below, of $37.9 million increased by $8.9 million for the second quarter of fiscal year 2023, compared to adjusted operating income of $29.0 million for the second quarter of fiscal year 2022.

Consolidated revenues increased by $276.8 million to $1.1 billion and by $197.0 million to $651.0 million, respectively, for the six months and quarter ended September 30, 2022, compared to the same periods in fiscal year 2022, on higher tobacco sales volumes and prices as well as the addition of the business acquired in October 2021 in the Ingredients Operations segment.

Tobacco Operations

Operating income for the Tobacco Operations segment increased by $6.1 million to $41.9 million and by $6.9 million to $33.8 million, respectively, for the six months and quarter ended September 30, 2022, compared to the same periods in fiscal year 2022. Tobacco Operations segment results improved largely due to substantial shipments of both carryover and current crop tobacco, in the six months and quarter ended September 30, 2022, compared to the six months and quarter ended September 30, 2021. While sales volumes were higher for the Tobacco Operations segment in the six months and quarter ended September 30, 2022, compared to the same periods in the prior fiscal year, the sales included some lower margin tobacco. Unfavorable foreign currency comparisons due to the strong U.S. dollar also negatively impacted Tobacco Operations segment results in the six months and quarter ended September 30, 2022. Carrryover and current crop tobacco shipments from Brazil were up significantly in the six months and quarter ended September 30, 2022, compared to the six months and quarter ended September 30, 2021. In Africa, carryover and current crop shipments from Mozambique and Malawi were lower in the six months and quarter ended September 30, 2022, compared to the same periods in fiscal year 2022, due to smaller crop sizes as well as some logistical delays. In North America, sales volumes were down, in part due to shipment timing, and the sales mix included some lower margin tobacco in the six months and quarter ended September 30, 2022, compared to the same periods in fiscal year 2022. Trading business was up in Asia in the first half of fiscal year 2023, compared to the first half of fiscal year 2022. Selling, general, and administrative expenses for the Tobacco Operations segment were higher in the six months and quarter ended September 30, 2022, compared to the six months and quarter ended September 30, 2021, primarily due to unfavorable foreign currency comparisons. Revenues for the Tobacco Operations segment of $918.1 million for the six months and $570.0 million for the quarter ended September 30, 2022, were up $227.5 million and $173.3 million, respectively, compared to the same periods in the prior fiscal year, on higher sales volumes and prices.

Ingredients Operations

Operating income for the Ingredients Operations segment was $9.1 million and $4.5 million, respectively, for the six months and quarter ended September 30, 2022, compared to $7.1 million and $2.7 million, respectively, for the six months and quarter ended September 30, 2021. Results for the Ingredients Operations segment improved in the six months and quarter ended September 30, 2021, compared to the same periods in the prior fiscal year, on the inclusion of the October 2021 purchase of Shank’s Extracts, LLC (“Shank’s”). For both the six months and quarter ended September 30, 2021, the Ingredients Operations segment continued to see strong demand and volumes in both human and pet food categories. Despite seeing higher costs for raw materials, labor, travel and marketing, margins for the Ingredients Operations segment in the first half of fiscal year 2023 continued to hold up well compared to those in the first half of fiscal year 2022. Selling, general, and administrative expenses for the segment increased in the six months and quarter ended September 30, 2022, compared to the same periods in the prior fiscal year, primarily on the addition of Shank’s. Revenues for the Ingredients Operations segment increased by $49.3 million to $162.7 million and by $23.8 million to $81.0 million, respectively, for the six months and quarter ended September 30, 2022, compared to the six months and quarter ended September 30, 2021, largely on the addition of the revenues for the acquired business as well as higher sales volumes and prices.

Other Items

Cost of goods sold in the six months and quarter ended September 30, 2022, increased by 37% and 50% to $890.8 million and $540.7 million, respectively, compared to the same periods in the prior fiscal year, as a result of higher sales. The percentage increases in cost of goods sold were higher than comparable percentage increases in revenues in the same periods primarily due to some lower margin sales in the Tobacco Operations segment. Selling, general, and administrative costs for the six months and quarter ended September 30, 2022, increased by $23.6 million to $138.8 million and by $7.0 million to $72.4 million, respectively, compared to the same periods in the prior fiscal year, on additional costs from the acquisition of Shank’s in the Ingredients Operations segment, unfavorable foreign currency comparisons as well as higher compensation and travel costs. Unfavorable foreign currency comparisons were approximately $8.3 million and $1.7 million, respectively, in the six months and quarter ended September 30, 2022, compared to the same periods in the prior year. Interest expense for the six months and quarter ended September 30, 2022, increased by $5.6 million to $19.0 million and by $5.1 million to $12.3 million, respectively, largely on higher debt balances and interest rates.

For the six months and quarter ended September 30, 2022, our effective tax rate on pre-tax income was 31.1% and 25.5%, respectively. The consolidated effective income tax rate for the six months ended September 30, 2022, was affected by the sale of our idled Tanzania operations in the quarter ended June 30, 2022, which resulted in $1.1 million of additional income taxes. Without this item, the consolidated effective income tax rate for the six months ended September 30, 2022, would have been approximately 27.6%. Additionally, the sale of our idled Tanzania operations resulted in a $1.8 million reduction to consolidated interest expense related to an uncertain tax position.

For the six months and quarter ended September 30, 2021, our effective tax rate on pre-tax income was 16.5% and 15.1% respectively. In the three months ended September 30, 2021, we recognized a $1.7 million income tax benefit related to a foreign subsidiary. Without this income tax benefit, the adjusted effective tax rates were 22.0% and 21.7% for the six months and quarter ended September 30, 2021, respectively.

Reconciliation of Certain Non-GAAP Financial Measures

The following tables set forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2022	2021	2022	2021
As Reported: Consolidated operating income	$37,886	$29,813	$51,152	$40,418
Transaction costs for acquisitions(1)	—	1,713	—	1,713
Restructuring and impairment costs(2)	—	—	—	2,024
Fair value adjustment to contingent consideration for FruitSmart acquisition(3)	—	(2,532)	—	(2,532)
Adjusted operating income	$37,886	$28,994	$51,152	$41,623

Adjusted Net Income and Diluted Earnings Per Share
(in thousands and reported net of income taxes)	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
As Reported: Net income available to Universal Corporation	$21,855	$19,510	$28,685	$25,867
Transaction costs for acquisitions(1)	—	1,713	—	1,713
Restructuring and impairment costs(2)	—	—	—	1,005
Fair value adjustment to contingent consideration for FruitSmart acquisition(3)	—	(2,532)	—	(2,532)
Interest income and income tax benefit on a final tax ruling at a foreign subsidiary	—	(2,156)	—	(2,156)
Interest expense reversal on uncertain tax position and income tax from sale of operations in Tanzania	—	—	(684)	—
Adjusted net income available to Universal Corporation	$21,855	$16,535	$28,001	$23,897

As reported: Diluted earnings per share	$0.88	$0.78	$1.15	$1.04
As adjusted: Diluted earnings per share	$0.88	$0.66	$1.13	$0.96
(1)The Company incurred selling, general, and administrative expenses for due diligence and other transaction costs associated with the acquisition of Shank's.
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

COVID-19 Pandemic Impact

We continue to closely monitor developments related to the coronavirus (“COVID-19” or “COVID”) pandemic and have taken and continue to take steps intended to mitigate the potential risks and impacts to us. It is paramount that our employees who operate our businesses are safe and informed. We have assessed and regularly update our existing health and safety protocols, business continuity plans for our business, and related policies and practices in the context of this pandemic, and we will take additional steps and reevaluate them to address the spread of COVID and its impacts, as necessary. We also continue to work with our suppliers to mitigate the impacts to our supply chain due to the pandemic. To date, we have not experienced a material impact to our supply chain, although we experienced delays resulting from COVID in certain operations during fiscal year 2021, and since March 2020 we have at times experienced increased volatility in foreign currency exchange rates, which we believe in part related to the uncertainties from COVID as well as actions taken by governments and central banks in response to COVID. We continue to see and monitor some logistical constraints around worldwide vessel and container availability and increased costs stemming from the COVID pandemic.

We believe we currently have sufficient liquidity to meet our current obligations and our business operations remain fundamentally unchanged other than shipping delays, which could continue to impact quarterly comparisons. The extent to which COVID impacts our business, financial position, results of operations, and cash flows will depend on future developments which are highly uncertain and cannot be predicted including, without limitation, the extent, resurgence, variation or duration of COVID, governmental and other third party actions that may be taken in response to the same, and their effects on the global, national or local economy, including the impacts on our ability to access capital. We remain thankful for the hard work of our employees and the continued support of our customers, growers, and other partners during these challenging times.

Liquidity and Capital Resources

Overview

The first half of our fiscal year is usually a period of significant working capital investment in Africa, South America, and the United States as tobacco crops are delivered by farmers. We funded our working capital needs in the six months ended September 30, 2022, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. We are experiencing higher and longer duration working capital needs in fiscal year 2023 compared to historical levels due to increased costs, specifically higher leaf tobacco costs, and delayed tobacco shipment timing. Tobacco crop shipments are expected to be weighted to the second half of our fiscal year.

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

To date, COVID has not had a significant impact on our operations, and we currently anticipate our current cash balances, cash flows from operations, and our available sources of liquidity will be sufficient to meet our cash requirements for at least the next twelve months. The extent to which COVID impacts our business, financial position, results of operations, and cash flows will depend on future developments which are highly uncertain and cannot be predicted including, without limitation, the extent, resurgence, variation or duration of COVID, governmental and other third party actions that may be taken in response to the same, and their effects on the global, national or local economy, including the impacts on our ability to access capital.

Operating Activities

We used $346.2 million in net cash flows from our operations during the six months ended September 30, 2022. That amount was $225.5 million higher than during the same period in fiscal year 2022. Our working capital needs to fund our operations in the six months ended September 30, 2022, were higher, compared to the six months ended September 30, 2021, primarily on higher green tobacco costs as well as tobacco shipment and purchase timing. Tobacco inventory levels increased by $145.7 million from March 31, 2022 levels to $968.2 million at September 30, 2022, on seasonal leaf purchases. Tobacco inventory levels were $113.8 million above September 30, 2021 levels, mainly due to higher green tobacco costs and tobacco shipment timing. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with tobacco farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At September 30, 2022, our uncommitted tobacco inventories were $109.1 million, or about 11% of total tobacco inventory, compared to $130.1 million, or about 16% of our March 31, 2022 tobacco inventory, and $94.5 million, or about 11% of our September 30, 2021 tobacco inventory. While we target committed inventory levels of 80% or more of total tobacco inventory, the level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Historically, our accounts receivable usually decrease in the first six months of our fiscal year as we use collections on receivables to fund seasonal working capital needs. However, in the first six months of fiscal year 2023, our accounts receivable increased by $84.0 million from March 31, 2022 levels, largely due to tobacco shipment timing in Brazil and increased tobacco trading business in Asia. Notes payable and overdrafts were up $400.0 million from March 31, 2022 levels, partly on increased short-term borrowings to fund seasonal working capital needs. Accounts payable and accrued expenses at September 30, 2022, were down $104.9 million from March 31, 2022 levels, primarily due to payments on acquired tobacco inventory.

Accounts receivable of $469.4 million at September 30, 2022, were $172.0 million higher, compared to the same period in the prior fiscal year, primarily on the timing of tobacco crop purchases and shipments, increased tobacco trading business, and higher leaf tobacco costs. Advances to suppliers were up $24.3 million at September 30, 2022, compared to at September 30, 2021, partly due to higher crop input costs. Inventories—Other were also up in the six months ended September 30 2022, compared to the six months ended September 30, 2021, on our acquisition of Shank’s as well as higher crop input costs. Notes payable and overdrafts were up $397.4 million compared to September 30, 2021 levels, on higher tobacco inventory costs, higher accounts receivable balances, and the acquisition of Shank’s in October 2021.

Investing Activities

Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities for our plant-based ingredients platform that utilize our assets and capabilities; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return as well as leverage our assets and expertise or enhance our farmer base. Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the six months ended September 30, 2022 and 2021, we invested about $26.6 million and $18.6 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $21.9 million and $19.8 million for the six months ended September 30, 2022 and 2021, respectively. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, invest in sustainability projects, add value for our customers, and position ourselves for future growth. We currently expect to spend approximately $40 to $50 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.

On November 3, 2022, we announced that our Board of Directors had approved a new share repurchase program, which replaced the share repurchase program expiring in November 2022, for the purchase of up to $100 million of our common stock through November 15, 2024. Under the new program, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended September 30, 2022, we purchased 66,124 shares of common stock at an aggregate cost of $3.4 million (average price per share $52.15). As of September 30, 2022, approximately 24.6 million shares of our common stock were outstanding.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization was approximately 44% at September 30, 2022, up from the September 30, 2021 level of approximately 33%, largely on higher debt balances due in part to the Shank’s acquisition in October 2021 as well as higher working capital requirements, and up from the March 31, 2022 level of approximately 32%. As of September 30, 2022, we had $58.9 million in cash and cash equivalents, our short-term debt totaled $582.4 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of September 30, 2022, we had $100 million available under a committed revolving credit facility that will mature in December 2023, and we had about $56 million in available, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration statement that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing until fiscal year 2024.

Our seasonal working capital requirements for our tobacco business typically increase significantly between March and September and decline after mid-year. We believe that we have gotten through our peak seasonal working capital requirements for fiscal year 2023. Our tobacco shipments are forecasted to be weighted to the second half of fiscal year 2023, and as payments are received from our customers, we expect our debt levels to decline. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At September 30, 2022, the fair value of our outstanding interest rate swap agreements was an asset of about $14 million, and the notional amount swapped was $370 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on a portion of our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecasted purchases of tobacco, related processing costs, and crop input sales in Brazil, as well as our net monetary balance sheet exposures in local currency there. We generally account for our hedges of forecasted tobacco purchases as cash flow hedges. At September 30, 2022, the fair value of our open hedges was a net asset of about $0.9 million. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net asset of approximately $2.4 million at September 30, 2022.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding the portion of our bank term loans that have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $732 million at September 30, 2022. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $7.3 million, that amount would be at least partially mitigated by changes in charges to customers.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Exchange Act,, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

We have excluded Shank's, our wholly-owned subsidiary we acquired on October 4, 2021, which is included in our Consolidated Financial Statements, from our assessment of internal control over financial reporting as of September 30, 2022. Shank's represented 4% of consolidated total assets as of September 30, 2022 and 3% of consolidated sales and other operating revenues for the six months ending September 30, 2022. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    As indicated in the following table, we repurchased shares of our common stock during the three-month period ended September 30, 2022:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1-31, 2022	3,568	$52.99	3,568	$96,757,603
August 1-31, 2022	62,556	52.10	62,556	93,498,277
September 1-30, 2022	—	—	—	93,498,277
Total	66,124	$52.15	66,124	$93,498,277
(1)Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.

(2)Amounts listed for average price paid per share include broker commissions paid in the transactions.

(3)A stock repurchase plan, which was authorized by the Company's Board of Directors, became effective and was publicly announced on November 5, 2020. This stock repurchase plan authorized the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions through November 15, 2022 or when funds for the program have been exhausted, subject to market conditions and other factors. The program had $93 million of remaining capacity for repurchases of common and/or preferred stock at September 30, 2022. This stock repurchase program was replaced on November 2, 2022 when the Company's Board of Directors authorized a new stock repurchase plan up to $100 million in common and/or preferred stock through November 15, 2024 or when funds for the program have been exhausted, subject to market conditions and other factors.

Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at September 30, 2022.

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

UNIVERSAL CORPORATION
(Registrant)

Date:	November 3, 2022	/s/ Johan C. Kroner
Johan C. Kroner, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 3, 2022	/s/ Scott J. Bleicher
Scott J. Bleicher, Vice President and Controller
(Principal Accounting Officer)