Form 10-Q
period 2022-12-31
UNIVERSAL CORP /VA/
filed 2023-02-08
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	DECEMBER 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 6, 2023, the total number of shares of common stock outstanding was 24,555,361.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$795,039	$652,644	$1,875,845	$1,456,628
Costs and expenses
Cost of goods sold	649,539	521,171	1,540,368	1,169,999
Selling, general and administrative expenses	67,974	60,267	206,799	175,513
Other income	—	—	—	(2,532)
Restructuring and impairment costs	—	8,433	—	10,457
Operating income	77,526	62,773	128,678	103,191
Equity in pretax earnings (loss) of unconsolidated affiliates	345	2,084	208	5,056
Other non-operating income (expense)	(69)	56	(208)	158
Interest income	77	209	407	799
Interest expense	14,265	7,462	33,259	20,800
Income before income taxes and other items	63,614	57,660	95,826	88,404
Income taxes	12,253	13,505	22,258	18,582
Net income	51,361	44,155	73,568	69,822
Less: net loss (income) attributable to noncontrolling interests in subsidiaries	(9,701)	(9,215)	(3,223)	(9,015)
Net income attributable to Universal Corporation	$41,660	$34,940	$70,345	$60,807

Earnings per share:
Basic	$1.68	$1.41	$2.84	$2.46
Diluted	$1.67	$1.40	$2.82	$2.44

Weighted average common shares outstanding:
Basic	24,770,294	24,792,108	24,772,827	24,761,290
Diluted	24,928,426	24,949,091	24,934,447	24,912,644

Total comprehensive income (loss), net of income taxes	$64,082	$45,862	$80,377	$72,277
Less: comprehensive (income) loss attributable to noncontrolling interests	(10,071)	(9,201)	(2,976)	(8,845)
Comprehensive income (loss) attributable to Universal Corporation	$54,011	$36,661	$77,401	$63,432

Dividends declared per common share	$0.79	$0.78	$2.37	$2.34

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2022	2021	2022
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$71,283	$99,305	$81,648
Accounts receivable, net	536,650	400,132	385,437
Advances to suppliers, net	163,237	126,830	129,838
Accounts receivable—unconsolidated affiliates	5,920	1,909	4,540
Inventories—at lower of cost or net realizable value:
Tobacco	866,380	855,587	822,513
Other	211,561	161,704	194,161
Prepaid income taxes	17,363	23,590	13,095
Other current assets	79,495	76,255	116,779
Total current assets	1,951,889	1,745,312	1,748,011

Property, plant and equipment
Land	24,142	24,752	23,959
Buildings	305,215	296,642	293,935
Machinery and equipment	679,970	662,504	668,451
	1,009,327	983,898	986,345
Less accumulated depreciation	(663,333)	(636,042)	(641,227)
	345,994	347,856	345,118
Other assets
Operating lease right-of-use assets	42,337	34,139	40,243
Goodwill, net	213,881	214,023	213,998
Other intangibles, net	82,917	95,790	92,571
Investments in unconsolidated affiliates	72,565	81,040	81,006
Deferred income taxes	10,005	15,676	11,616
Pension asset	12,740	13,495	12,667
Other noncurrent assets	32,575	46,197	41,115
	467,020	500,360	493,216

Total assets	$2,764,903	$2,593,528	$2,586,345

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2022	2021	2022
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$348,073	$252,609	$182,639
Accounts payable and accrued expenses	208,187	221,374	272,042
Accounts payable—unconsolidated affiliates	57	8,788	5,308
Customer advances and deposits	5,365	26,341	13,724
Accrued compensation	21,670	18,803	27,281
Income taxes payable	3,715	10,742	7,427
Current portion of operating lease liabilities	11,160	9,128	10,303
Current portion of long-term debt	—	—	—
Total current liabilities	598,227	547,785	518,724

Long-term debt	616,750	518,547	518,547
Pensions and other postretirement benefits	50,773	52,624	52,890
Long-term operating lease liabilities	27,030	22,612	29,617
Other long-term liabilities	22,797	49,235	34,464
Deferred income taxes	48,584	43,483	47,334
Total liabilities	1,364,161	1,234,286	1,201,576

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,555,361 shares issued and outstanding at December 31, 2022 (24,607,384 at December 31, 2021 and 24,550,019 at March 31, 2022)	335,160	330,306	330,662
Retained earnings	1,102,887	1,090,110	1,094,192
Accumulated other comprehensive loss	(77,255)	(104,412)	(84,311)
Total Universal Corporation shareholders' equity	1,360,792	1,316,004	1,340,543
Noncontrolling interests in subsidiaries	39,950	43,238	44,226
Total shareholders' equity	1,400,742	1,359,242	1,384,769

Total liabilities and shareholders' equity	$2,764,903	$2,593,528	$2,586,345

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Nine Months Ended December 31,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,568	$69,822
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	42,844	39,110
Net provision for losses (recoveries) on advances to suppliers	6,127	2,864
Foreign currency remeasurement (gain) loss, net	(1,335)	6,829
Foreign currency exchange contracts	14,600	1,980
Restructuring and impairment costs	—	10,457
Restructuring payments	—	(3,787)
Change in estimated fair value of contingent consideration for FruitSmart acquisition	—	(2,532)
Other, net	18,632	1,814
Changes in operating assets and liabilities, net	(338,286)	(178,133)
Net cash provided (used) by operating activities	(183,850)	(51,576)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(39,430)	(39,831)
Proceeds from sale of business, net of cash held by the business	3,245	—
Purchase of business, net of cash held by the business	—	(102,462)
Proceeds from sale of property, plant and equipment	1,634	12,609
Net cash used by investing activities	(34,551)	(129,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	166,109	151,413
Issuance of long-term debt	123,481	—
Repayment of long-term debt	(23,481)	—
Dividends paid to noncontrolling interests	(6,825)	(6,733)
Repurchase of common stock	(3,448)	—
Dividends paid on common stock	(57,993)	(57,241)
Proceeds from termination of interest rate swap agreements	11,786	—
Debt issuance and other	(6,337)	(3,264)
Net cash provided (used) by financing activities	203,292	84,175

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(1,256)	(831)
Net decrease in cash, restricted cash and cash equivalents	(16,365)	(97,916)
Cash, restricted cash and cash equivalents at beginning of year	87,648	203,221

Cash, restricted cash and cash equivalents at end of period	$71,283	$105,305

Supplemental Information:
Cash and cash equivalents	$71,283	$99,305
Restricted cash (Other noncurrent assets)	—	6,000
Total cash, restricted cash and cash equivalents	$71,283	$105,305

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

The business environment in most of the jurisdictions in which the Company operates continues to move towards pre-pandemic conditions. Currently, management does not believe the ongoing COVID-19 pandemic will materially impact the Company's financial condition, results of operations and demand for its products and services.

NOTE 2.   ACCOUNTING PRONOUNCEMENTS

Pronouncements Adopted in the Current Period
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"). ASU 2020-04 provides optional expedients and exceptions related to contract modifications and hedge accounting to address the transitions from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. The guidance permits an entity to consider contract modification due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. ASU 2020-04 also temporarily allows hedge relationships to continue without de-designation upon changes due to reference rate reform. The Company adopted the new standard effective December 31, 2022. There was no material impact to the consolidated financial statements from the adoption of ASU 2020-04.

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

Restricted Cash Release of Deferred Proceeds from Acquisition of Silva International, Inc.
During the three months ended December 31, 2022, the Company released $6.0 million, held in a third-party escrow account, to one of Silva's selling shareholders. The amounts were held in escrow since the date of acquisition, as the employee had a post-combination service requirement with forfeitable payment provisions. Therefore, under ASC Topic 805, "Business Combinations," the amounts held in escrow were treated as a contingent consideration arrangement and expensed as compensation expense in selling, general, and administrative expense on the consolidated statements of income. As of December 31, 2022, all amounts have been released to the selling shareholder, who remains employed by the Company, and expensed in the Company's consolidated statements of income.

NOTE 4.  RESTRUCTURING AND IMPAIRMENT COSTS

Universal continually reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. Restructuring and impairment costs are periodically incurred in connection with those activities.

There were no restructuring and impairment costs incurred for the three and nine months ended December 31, 2022.

Tobacco Operations
As a result of efforts to exit the idled tobacco operations in Tanzania, the Company reevaluated the carrying values of property, plant, and equipment associated with the Tanzania operations. During the three months ended December 31, 2021, the Company determined the carrying value exceeded the estimated fair value of those assets and recognized a $9.4 million impairment charge. During the nine months ended December 31, 2022, the Company entered into a sales agreement to sell all outstanding shares of common stock, which included all properties, of the idled companies in Tanzania. See Note 6 for additional information about the sale of the idled tobacco operations in Tanzania.

During the three and nine months ended December 31, 2021, the Company also incurred $0.6 million and $2.2 million of termination costs for the Tobacco Operations segment, respectively.

Ingredients Operations
During the three and nine months ended December 31, 2021, the Company recognized net gains of $1.6 million and $1.2 million, respectively, for the sale of the remaining property, plant, and equipment associated with wind-down of Carolina Innovative Food Ingredients, Inc. (“CIFI”), a sweet potato processing operation located in Nashville, North Carolina that was announced in fiscal year 2021.

A summary of the restructuring and impairment costs recorded for the three and nine months ended December 31, 2021 and were as follows:

	Three Months Ended December 31,	Nine Months Ended December 31,
(in thousands)	2021	2021

Restructuring costs:
Employee termination benefits	$627	$2,174
Other	—	(24)
Total restructuring costs	627	2,150
Impairment costs:
Property, plant and equipment	7,806	8,307
Total impairment costs	7,806	8,307
Total restructuring and impairment costs	$8,433	$10,457

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

Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2022	2021	2022	2021

Tobacco sales	$672,002	$540,363	$1,536,898	$1,181,329
Ingredient sales	65,824	70,682	219,429	175,087
Processing revenue	21,266	19,647	54,796	52,391
Other sales and revenue from contracts with customers	31,051	16,988	58,146	41,733
Total revenue from contracts with customers	790,143	647,680	1,869,269	1,450,540
Other operating sales and revenues	4,896	4,964	6,576	6,088
Consolidated sales and other operating revenues	$795,039	$652,644	$1,875,845	$1,456,628

    Other operating sales and revenues consists principally of interest on advances to suppliers and dividend payments from deconsolidated affiliates.

NOTE 6. OTHER CONTINGENT LIABILITIES AND OTHER MATTERS

Other Contingent Liabilities

Other Contingent Liabilities (Letters of credit)
The Company had other contingent liabilities totaling approximately $1 million at December 31, 2022, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $9 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $10 million. Those amounts are based on the exchange rate for the Brazilian currency at December 31, 2022. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.

With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of December 31, 2022, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $9 million (at the December 31, 2022 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $9 million remaining assessment with interest, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2022.

With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods, reflecting a substantial reduction from the original assessment. In fiscal year 2020, the Parana tax authorities acknowledged the statute of limitations related to claims prior to December 2010 had expired and reduced the assessment to $3 million (at the December 31, 2022 exchange rate). Notwithstanding the reduced assessment, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $3 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2022.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $186 million at December 31, 2022, $147 million at December 31, 2021, and

$153 million at March 31, 2022. The related valuation allowances totaled $21 million at December 31, 2022, $17 million at December 31, 2021, and $19 million at March 31, 2022, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions of approximately $6.1 million and $2.9 million in the nine-month periods ended December 31, 2022 and 2021, respectively. These net provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of VAT on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At December 31, 2022, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $66 million ($65 million at December 31, 2021, and $67 million at March 31, 2022), and the related valuation allowances totaled approximately $24 million ($20 million at December 31, 2021, and $21 million at March 31, 2022). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

Shelf Registration and Stock Repurchase Plan

In November 2020 the Company filed an undenominated automatic universal shelf registration statement with the U.S. Securities and Exchange Commission to provide for the future issuance of an undefined amount of securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.

A stock repurchase plan, which was authorized by the Company's Board of Directors, became effective and was publicly announced on November 2, 2022. This stock repurchase plan authorized the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions through November 15, 2024 or when funds for the program have been exhausted, subject to market conditions and other factors. The program had $100 million of remaining capacity for repurchases of common and/or preferred stock at December 31, 2022.

Sale of Idled Tanzania Operations

During the nine months ended December 31, 2022, the Company entered into a sales agreement to sell all outstanding shares of common stock, which included all properties, of the idled companies in Tanzania for $8.5 million. The Company has received $3.2 million of the $8.5 million sales agreement as of December 31, 2022. The remaining proceeds are expected to be received in installments by June 2023.

New Bank Credit Agreement
    On December 15, 2022, the Company entered into a new bank credit agreement that replaced its existing bank credit agreement dated December 20, 2018. In addition to extending the maturity dates of the underlying components of the facility, the new agreement includes a $530 million five-year revolving credit facility (expiring December 15, 2027), a $275 million five-year term loan (due December 15, 2027), and a $345 million seven-year term loan (due December 15, 2029). At closing, the Company had a balance of $385 million outstanding under the revolving credit facility. Both term loans were fully funded at closing, require no amortization, and are prepayable without penalty prior to maturity. The new facility may be expanded to allow for additional borrowings of up to $200 million under certain conditions. Borrowings under the revolving credit facility and the two term loans bear interest a variable rate benchmarked to the Secured Overnight Financing Rate ("SOFR") instead of LIBOR plus a margin based on the Company’s credit measures. The new credit agreement contains financial covenants that require the Company to maintain certain levels of tangible net worth and leverage. Those covenants are substantially the same as the covenants in the prior bank credit agreement, and the Company was in compliance with the covenants at December 31, 2022.

During the three months ended December 31, 2022, the Company entered into two new receive-floating / pay-fixed interest rate swap agreements, hedging the variable interest payments on half of the principal value of each of the new term loans. The swap agreements convert the variable benchmark rate to a fixed rate through December 15, 2027 for the five-year term loan, and through December 15, 2029 for the seven-year term loan. With the swap agreements in place, the effective interest rates on the hedged portions of the $275 million five-year term loan and the $345 million seven-year term loan were 5.50% and 5.65%, respectively, at December 31, 2022. Prior to the maturity of the swap agreements, those effective interest rates will change only if a change in the Company’s credit measures results in adjustments to the applicable credit spreads specified in the underlying loan agreement.

    Compared to the prior credit agreement, there were only limited changes among the individual bank lenders participating in the new agreement. Accordingly, under the applicable accounting guidance, a significant portion of the transaction was accounted for as a debt modification rather than a debt extinguishment. As a result, only an immaterial amount of the unamortized debt issuance costs related to the prior credit agreement were charged to expense. The remainder of those costs remained capitalized on the Company's consolidated balance sheet and will be amortized over the term of the new credit agreement. Similarly, in the consolidated statement of cash flows, rather than presenting issuance of the entire $620 million of new term loans and repayment of $520 million of prior term loans, the amounts presented for the issuance and repayment of long-term debt reflect only the changes in the underlying principal positions among the participating bank lenders.

NOTE 7.   EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per share data)	2022	2021	2022	2021

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$41,660	$34,940	$70,345	$60,807

Denominator for basic earnings per share
Weighted average shares outstanding	24,770,294	24,792,108	24,772,827	24,761,290

Basic earnings per share	$1.68	$1.41	$2.84	$2.46

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$41,660	$34,940	$70,345	$60,807

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,770,294	24,792,108	24,772,827	24,761,290
Effect of dilutive securities
Employee and outside director share-based awards	158,132	156,983	161,620	151,354
Denominator for diluted earnings per share	24,928,426	24,949,091	24,934,447	24,912,644

Diluted earnings per share	$1.67	$1.40	$2.82	$2.44

NOTE 8.   INCOME TAXES

    The Company operates in the United States and many foreign countries and is subject to the tax laws of many jurisdictions. Changes in tax laws or the interpretation of tax laws can affect the Company’s earnings, as can the resolution of pending and contested tax issues. The Company's consolidated effective income tax rate is affected by various factors, including the mix and timing of domestic and foreign earnings, discrete items, and the effect of exchange rate changes on taxes.

Three and Nine months ended December 31, 2022
The Company's consolidated effective income tax rate for the three and nine months ended December 31, 2022 was 19.3% and 23.2%, respectively. In the nine months ended December 31, 2022, the Company sold its idled Tanzania operations and recognized $1.1 million of income taxes. Without this item, the consolidated effective income tax rate for the nine months ended December 31, 2022 would have been approximately 22.0%.

Additionally, the sale of the Company's idled Tanzania operations resulted in a $1.8 million reduction to consolidated interest expense related to the removal of an uncertain tax position.

Three and Nine months ended December 31, 2021
    The Company's consolidated effective income tax rate for the three and nine months ended December 31, 2021 was 23.4% and 21.0%, respectively. The consolidated effective income tax rate for the three and nine months ended December 31, 2021 was affected by a $1.2 million benefit related to finalizing the prior fiscal year U.S. tax return.. The consolidated effective income tax rate for the nine months ended December 31, 2021 was affected by a $1.7 million benefit related to a final tax ruling at a foreign subsidiary. Without these items, the consolidated effective income tax rate for the three and nine months ended December 31, 2021 would have been approximately 25.5% and 24.3%, respectively

NOTE 9.   GOODWILL AND OTHER INTANGIBLES

The Company's changes in goodwill at December 31, 2022 and 2021 consisted of the following:

(in thousands of dollars)	Nine Months Ended December 31,
	2022	2021
Balance at beginning of fiscal year	$213,998	$173,051
Acquisition of business(1)	—	41,061
Foreign currency translation adjustment	(117)	(89)
Balance at end of period	$213,881	$214,023
(1)On October 4, 2021, the Company acquired 100% of the capital stock of Shank's for approximately $100 million in cash and $2.4 million of additional working capital on-hand at the date of acquisition. The Shank's acquisition resulted in $41.1 million of goodwill. See Note 3 for additional information.

The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at December 31, 2022 and 2021 and at March 31, 2022:

(in thousands, except useful life)				December 31, 2022
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(15,760)	$70,740
Trade names		5		11,100	(5,490)	5,610
Developed technology	3	—	13	9,300	(5,233)	4,067
Noncompetition agreements	4	—	5	4,000	(1,537)	2,463
Other		5		707	(670)	37
Total intangible assets				$111,607	$(28,690)	$82,917

				December 31, 2021
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(8,030)	$78,470
Trade names		5		11,100	(3,270)	7,830
Developed technology	3	—	13	9,300	(3,286)	6,014
Noncompetition agreements	4	—	5	4,000	(588)	3,412
Other		5		751	(687)	64
Total intangible assets				$111,651	$(15,861)	$95,790

				March 31, 2022
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(9,963)	$76,537
Trade names		5		11,100	(3,825)	7,275
Developed technology	3	—	13	9,300	(3,773)	5,527
Noncompetition agreements	4	—	5	4,000	(825)	3,175
Other		5		736	(679)	57
Total intangible assets				$111,636	$(19,065)	$92,571
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life as noted above.

The Company's amortization expense for intangible assets for the three and nine months ended December 31, 2022 and 2021 was:

(in thousands of dollars)	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2020	2022	2021
Amortization Expense	$3,280	$3,207	$9,625	$8,005

Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated statements of income. The amortization expense for other intangible assets is recorded in selling, general, and administrative expenses in the consolidated statements of income.

As of December 31, 2022, the expected future amortization expense for intangible assets is as follows:

Fiscal Year (in thousands of dollars)
2023 (excluding the nine months ended December 31, 2022)	$2,832
2024	11,264
2025	11,812
2026	8,452
2027 and thereafter	48,557
Total expected future amortization expense	$82,917

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

The following table sets forth the right-of-use assets and lease liabilities for operating leases included in the Company’s consolidated balance sheet:

(in thousands of dollars)	December 31, 2022	December 31, 2021	March 31, 2022

Assets
Operating lease right-of-use assets	$42,337	$34,139	$40,243

Liabilities
Current portion of operating lease liabilities	$11,160	$9,128	$10,303
Long-term operating lease liabilities	27,030	22,612	29,617
Total operating lease liabilities	$38,190	$31,740	$39,920
The following table sets forth the location and amount of operating lease costs included in the Company's consolidated statements of income:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2022	2021	2022	2021

Income Statement Location
Cost of goods sold	$2,825	$2,805	$8,161	$8,104
Selling, general, and administrative expenses	2,853	2,536	8,074	7,102
Total operating lease costs(1)	$5,678	$5,341	$16,235	$15,206
(1)Includes variable operating lease costs.
The following table reconciles the undiscounted cash flows to the operating lease liabilities in the Company’s consolidated balance sheet:

(in thousands of dollars)	December 31, 2022
Maturity of Operating Lease Liabilities
2023 (excluding the nine months ended December 31, 2022)	$3,466
2024	12,188
2025	9,668
2026	6,109
2027	4,491
2028 and thereafter	8,821
Total undiscounted cash flows for operating leases	$44,743
Less: Imputed interest	(6,553)
Total operating lease liabilities	$38,190

As of December 31, 2022, the Company had no leases that have not yet commenced.

The following table sets forth supplemental information related to operating leases:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except lease term and incremental borrowing rate)	2022	2021	2022	2021

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$3,459	$3,219	$10,127	$8,836
Right-of-use assets obtained in exchange for new operating leases	1,638	3,843	12,363	12,894

Weighted Average Remaining Lease Term (years)			4.95	5.31

Weighted Average Collateralized Incremental Borrowing Rate			5.72%	3.84%

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
Cash Flow Hedging Strategy for Interest Rate Risk
In December 2022, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2022 (see Note 6 for additional information). Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At December 31, 2022, the total notional amount of the interest rate swaps was $310 million, which corresponded to a portion of the aggregate outstanding balance of the term loans.

    Previously, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges for two non-amortizing bank loans that were repaid concurrent with closing on the new bank credit facility in December 2022. Those swap agreements, which had an aggregate notional amount of $370 million corresponding to a portion of the principal balance on the repaid loans, were terminated concurrent with the inception of the new swap agreements. The fair value of the previous swap agreements, approximately $11.8 million, was received from the counterparties in December 2022 upon termination and is being amortized from accumulated other comprehensive loss into earnings as a reduction of interest expense through the original maturity dates of those agreements.

In February 2019, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges for the two non-amortizing bank loans that were repaid in December 2018 and carried over to hedge the variable interest payments for the two non-amortizing bank loans that were repaid in December 2022. Those swap agreements were terminated in February 2019. The fair value of the two swap agreements terminated in February 2019, approximately $5.4 million, was received in February 2019 from the counterparties upon termination and was amortized from accumulated other comprehensive loss into earnings as a reduction of interest expense through the original maturity dates of those agreements. As of December 31, 2022, the entire deferred gain has been amortized.

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Sales of Crop Inputs, Forecast Purchases of Tobacco, and Related Processing Costs
The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, sales of crop inputs (such as seeds and fertilizers) to farmers, purchases of tobacco from farmers, and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar sales of crop inputs and cost of processed tobacco. From time to time, the Company enters into forward and option contracts to buy U.S. dollars and sell the local currency at future dates that coincide with the sale of crop inputs to farmers. In the case of forecast purchases of tobacco and the related processing costs, the Company enters into forward and option contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. These strategies offset the variability of future U.S. dollar cash flows for sales of crop inputs, tobacco purchases, and processing costs for the foreign currency notional amount hedged. These hedging strategies have been used mainly for tobacco purchases, processing costs, and sales of crop inputs in Brazil, although the Company periodically enters into hedges for a portion of tobacco purchases in Africa.

The aggregate U.S. dollar notional amount of forward and option contracts entered into for these purposes during the nine-month periods in fiscal years 2023 and 2022 was as follows:

	Nine Months Ended December 31,
(in millions of dollars)	2022	2021

Tobacco purchases	$47.1	$134.7
Processing costs	7.9	32.5
Crop input sales	—	20.8
Total	$55.0	$188.0

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

The table below presents the expected timing of when the remaining accumulated other comprehensive gains and losses as of December 31, 2022 for cash flows hedges of tobacco purchases and crop input sales are expected to be recognized in earnings.

Hedging Program	Crop Year	Geographic Location(s)	Fiscal Year Earnings
Tobacco purchases	2023	Brazil	2024
Tobacco purchases	2022	Brazil	2023
Crop input sales	2023	Brazil	2024
Crop input sales	2022	Brazil	2023
Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil.  The total notional amounts of contracts outstanding at December 31, 2022 and 2021, and March 31, 2022, were approximately $91.8 million, $59.6 million, and $59.5 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2022	2021	2022	2021

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$1,006	$3,967	$14,255	$2,318
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(1,031)	$(2,263)	$(2,902)	$(6,743)
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$—	$353	$—	$1,061
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$2,454	$480	$2,450	$3,479
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$1,790	$2,274	$4,831	$3,563
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$(520)	$451
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil and Africa

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(1,949)	$174	$(4,266)	$3,939
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil and Africa, as well as the crop input sales in Brazil, a net hedge gain of approximately $3.8 million remained in accumulated other comprehensive loss at December 31, 2022. That balance reflects gains and losses on contracts related to the 2023 and 2022 Brazil crops, and the 2023 and 2022 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through December 31, 2022. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at December 31, 2022 and 2021, and March 31, 2022:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		December 31, 2022	December 31, 2021	March 31, 2022		December 31, 2022	December 31, 2021	March 31, 2022

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$3,179	$—	$—	Other long-term liabilities	$—	$16,658	$1,161

Foreign currency exchange contracts	Other current assets	3,389	2,169	10,957	Accounts payable and accrued expenses	—	3,952	3,200
Total		$6,568	$2,169	$10,957		$—	$20,610	$4,361

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$1,152	$1,390	$13,111	Accounts payable and accrued expenses	$1,194	$1,298	$64
Total		$1,152	$1,390	$13,111		$1,194	$1,298	$64

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

Recurring Fair Value Measurements

At December 31, 2022 and 2021, and at March 31, 2022, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	December 31, 2022
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$334	$—	$—	$—	$334
Trading securities associated with deferred compensation plans	—	11,257	—	—	11,257
Interest rate swap agreements	—	—	3,179	—	3,179
Foreign currency exchange contracts	—	—	4,541	—	4,541
Total financial assets measured and reported at fair value	$334	$11,257	$7,720	$—	$19,311

Liabilities
Foreign currency exchange contracts	$—	$—	$1,195	$—	$1,195
Total financial liabilities measured and reported at fair value	$—	$—	$1,195	$—	$1,195

	December 31, 2021
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$335	$—	$—	$—	$335
Trading securities associated with deferred compensation plans	—	14,794	—	—	14,794
Foreign currency exchange contracts	—	—	3,559	—	3,559
Total financial assets measured and reported at fair value	$335	$14,794	$3,559	$—	$18,688

Liabilities
Interest rate swap agreements	$—	$—	$16,658	$—	$16,658
Foreign currency exchange contracts	—	—	5,250	—	5,250
Total financial liabilities measured and reported at fair value	$—	$—	$21,908	$—	$21,908

	March 31, 2022
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$334	$—	$—	$—	$334
Trading securities associated with deferred compensation plans	—	13,655	—	—	13,655
Foreign currency exchange contracts	—	—	24,068	—	24,068
Total financial assets measured and reported at fair value	$334	$13,655	$24,068	$—	$38,057

Liabilities
Interest rate swap agreements	$—	$—	$1,161	$—	$1,161
Foreign currency exchange contracts	—	—	3,264	—	3,264
Total financial liabilities measured and reported at fair value	$—	$—	$4,425	$—	$4,425

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

Acquisition-related contingent consideration obligations

The Company estimates the fair value of acquisition-related contingent consideration obligations by applying an income approach model that utilizes probability-weighted discounted cash flows. The Company acquired FruitSmart, Inc. ("FruitSmart") in fiscal year 2020 and recognized a contingent consideration liability of $6.7 million on the date of acquisition. Each period the Company evaluated the fair value of the acquisition-related contingent consideration obligations. During the year ended March 31, 2021, the evaluation resulted in a reduction of $4.2 million of contingent consideration of the original $6.7 million liability recorded. During the year ended March 31, 2022, the evaluation of the contingent liability resulted in a reduction of the remaining $2.5 million contingent consideration recorded. Significant judgment is applied to this model and therefore the acquisition-related contingent consideration obligation was classified within Level 3 of the fair value hierarchy.

A reconciliation of the change in the balance of the acquisition-related contingent consideration obligation (Level 3) for the nine months ended December 31, 2022 and 2021 is provided below.

(in thousands of dollars)	Nine Months Ended December 31,
	2022	2021
Balance beginning of year	$—	$2,532
Change in fair value of contingent consideration liability	—	(2,532)
Balance at end of period	$—	$—

Long-term Debt

The following table summarizes the fair and carrying value of the Company’s long-term debt, and if applicable any current portion, at each of the balance sheet dates December 31, 2022, and 2021 and March 31, 2022:

(in millions of dollars)	December 31, 2022	December 31, 2021	March 31, 2022
Fair market value of long term obligations	$615	$517	$517
Carrying value of long term obligations	$620	$520	$520
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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
(in thousands of dollars)	2022	2021	2022	2021

Service cost	$1,549	$1,678	$33	$43
Interest cost	2,341	2,212	236	265
Expected return on plan assets	(3,323)	(3,373)	(18)	(21)
Net amortization and deferral	1,001	976	(168)	(115)
Net periodic benefit cost	$1,568	$1,493	$83	$172

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2022	2021	2022	2021

Service cost	$4,597	$4,981	$97	$137
Interest cost	7,027	6,725	712	745
Expected return on plan assets	(9,971)	(10,145)	(56)	(65)
Net amortization and deferral	3,003	2,928	(507)	(346)
Net periodic benefit cost	$4,656	$4,489	$246	$471

During the nine months ended December 31, 2022, the Company made contributions of approximately $3.6 million to its pension plans. Additional contributions of $0.5 million are expected during the remaining three months of fiscal year 2023.

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

During the nine-month periods ended December 31, 2022 and 2021, the Company issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Nine Months Ended December 31,
	2022	2021

RSUs:
Number granted	79,405	72,860
Grant date fair value	$62.17	$56.31

PSUs:
Number granted	48,315	48,650
Grant date fair value	$54.46	$47.95

Fair value expense for restricted stock units is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSUs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For the nine-month periods ended December 31, 2022 and 2021, the Company recorded total stock-based compensation expense of approximately $6.6 million and $5.3 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $1.2 million during the remaining three months of fiscal year 2023.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2022	2021	2022	2021

SALES AND OTHER OPERATING REVENUES
Tobacco Operations	$724,589	$578,002	$1,642,682	$1,268,610
Ingredients Operations	70,450	74,642	233,163	188,018
Consolidated sales and other operating revenues	$795,039	$652,644	$1,875,845	$1,456,628

OPERATING INCOME
Tobacco Operations	$77,104	$69,796	$119,010	$105,599
Ingredients Operations	767	3,494	9,876	10,573
Segment operating income	77,871	73,290	128,886	116,172
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (1)	(345)	(2,084)	(208)	(5,056)
Restructuring and impairment costs (2)	—	(8,433)	—	(10,457)
Add: Other income (loss)(3)	—	—	—	2,532
Consolidated operating income	$77,526	$62,773	$128,678	$103,191

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

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended December 31,
(in thousands of dollars)	2022	2021
Foreign currency translation:
Balance at beginning of year	$(40,965)	$(35,135)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	(5,425)	(4,685)
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	247	170
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(5,178)	(4,515)
Balance at end of period	$(46,143)	$(39,650)

Foreign currency hedge:
Balance at beginning of year	$3,579	$(414)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(530) and $(301))	253	730
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $519 and $748) (1)	(2,191)	(2,265)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(1,938)	(1,535)
Balance at end of period	$1,641	$(1,949)

Interest rate hedge:
Balance at beginning of year	$(860)	$(19,480)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(3,224) and $(487))	11,870	1,832
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(220) and $(1,193)) (2)	811	4,488
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	12,681	6,320
Balance at end of period	$11,821	$(13,160)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(46,065)	$(52,008)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $(409) and $(524))(3)	1,491	2,355
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,491	2,355
Balance at end of period	$(44,574)	$(49,653)

Total accumulated other comprehensive loss at end of period	$(77,255)	$(104,412)
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

NOTE 17. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three and nine months ended December 31, 2022 and 2021 is as follows:

	Three Months Ended December 31, 2022			Three Months Ended December 31, 2021
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of three-month period	$1,324,854	$29,879	$1,354,733	$1,297,332	$36,094	$1,333,426

Changes in common stock
Accrual of stock-based compensation	1,326	—	1,326	1,204	—	1,204
Dividend equivalents on RSUs	294	—	294	266	—	266

Changes in retained earnings
Net income	41,660	9,701	51,361	34,940	9,215	44,155
Cash dividends declared
Common stock	(19,399)	—	(19,399)	(19,193)	—	(19,193)
Repurchase of common stock	—	—	—	—	—	—
Dividend equivalents on RSUs	(294)	—	(294)	(266)	—	(266)

Other comprehensive income (loss)	12,351	370	12,721	1,721	(14)	1,707

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(2,057)	(2,057)
Balance at end of period	$1,360,792	$39,950	$1,400,742	$1,316,004	$43,238	$1,359,242

	Nine Months Ended December 31, 2022			Nine Months Ended December 31, 2021
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,340,543	$44,226	$1,384,769	$1,307,299	$41,126	$1,348,425

Changes in common stock
Repurchase of common stock	(893)	—	(893)	—	—	—
Accrual of stock-based compensation	6,630	—	6,630	5,289	—	5,289
Withholding of shares from stock-based compensation for grantee income taxes	(2,090)	—	(2,090)	(2,458)	—	(2,458)
Dividend equivalents on RSUs	851	—	851	802	—	802

Changes in retained earnings
Net income	70,345	3,223	73,568	60,807	9,015	69,822
Cash dividends declared
Common stock	(58,244)	—	(58,244)	(57,558)	—	(57,558)
Repurchase of common stock	(2,555)	—	(2,555)	—	—	—
Dividend equivalents on RSUs	(851)	—	(851)	(802)	—	(802)

Other comprehensive income (loss)	7,056	(247)	6,809	2,625	(170)	2,455

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(6,825)	(6,825)	—	(6,733)	(6,733)
Other	—	(427)	(427)	—	—	—
Balance at end of period	$1,360,792	$39,950	$1,400,742	$1,316,004	$43,238	$1,359,242

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

Overview

We are extremely pleased with our results driven by strong tobacco shipments in the nine months and quarter ended December 31, 2022, compared to the same periods in fiscal year 2022. Tobacco shipments are generally moving smoothly, and we are not seeing the logistical constraints that we saw in the prior fiscal year. Our Ingredients Operations segment also continued to positively contribute to and diversify our results in the nine months and quarter ended December 31, 2022.

There continues to be significant demand for leaf tobacco with all types of leaf tobacco currently in an undersupply position. Short burley tobacco crops in Africa, largely due to weather conditions, have contributed to the lower leaf tobacco supply. As of December 31, 2022, our uncommitted inventory levels stood at less than 7% of our tobacco inventory, an exceptionally low level. Although it is still early, we are forecasting larger crops in several key tobacco origins in fiscal year 2024.

In our Ingredients Operations segment, we recently have been experiencing some softening of demand for some of our ingredients products which we believe is temporary and largely due to customers adjusting their inventory levels. Some of our ingredients customers have been carrying higher inventory levels because of supply chain uncertainties. Increased costs, particularly selling, general, and administrative expenses, including costs related to the expansion of sales and product development resources and deferred compensation costs from acquisitions, reduced our results for our Ingredients Operations segment in the quarter and nine months ended December 31, 2022.

We remain excited about the long-term outlook for our ingredients businesses and continue to make significant capital investments to enhance and increase the capabilities of our plant-based ingredients platform. We are ahead of achieving some of the earlier identified operational synergies across the platform and making considerable progress on our vision for the segment. As announced on February 1, 2023, we have appointed a new director with extensive experience in the ingredients and value-added supplier space to our corporate Board of Directors to assist us as we continue to promote and expand this business.

We successfully refinanced and expanded our bank credit facility in the quarter ended December 31, 2022, positioning us to meet our future financial needs. In line with our previous expectations, we also reduced our outstanding borrowings considerably in the three months ended December 31, 2022, as we moved beyond our peak working capital requirements for fiscal year 2023.

Our fiscal year 2022 Sustainability Report was published in December 2022 and is available on our website, www.universalcorp.com. Sustainability is an essential pillar of our business at Universal. We are committed to disclosing our operational activities as well as our sustainability performance in a consistent and transparent manner. We are excited about our sustainability achievements and the new and updated information and disclosures contained in our 2022 Sustainability Report.

FINANCIAL HIGHLIGHTS
	Nine Months Ended December 31,		Change
(in millions of dollars, except per share data)	2022	2021	$	%

Consolidated Results
Sales and other operating revenue	$1,875.8	$1,456.6	$419.2	29%
Cost of goods sold	$1,540.4	$1,170.0	$370.4	32%
Gross Profit Margin	17.9%	19.7%		-180 bps
Selling, general and administrative expenses	$206.8	$175.5	$31.3	18%
Restructuring and impairment costs	$—	$10.5	$(10.5)	(100)%
Operating income (as reported)	$128.7	$103.2	$25.5	25%
Adjusted operating income (non-GAAP)*	$128.7	$116.5	$12.2	10%
Diluted earnings per share (as reported)	$2.82	$2.44	$0.38	16%
Adjusted diluted earnings per share (non-GAAP)*	$2.80	$2.76	$0.04	1%
Segment Results
Tobacco operations sales and other operating revenues	$1,642.7	$1,268.6	$374.1	29%
Tobacco operations operating income	$119.0	$105.6	$13.4	13%
Ingredients operations sales and other operating revenues	$233.2	$188.0	$45.1	24%
Ingredient operations operating income	$9.9	$10.6	$(0.7)	(7)%
*See Reconciliation of Certain Non-GAAP Financial Measures in Other Items below.

Net income for the nine months ended December 31, 2022, was $70.3 million, or $2.82 per diluted share, compared with $60.8 million, or $2.44 per diluted share, for the nine months ended December 31, 2021. Excluding certain non-recurring items detailed in Other Items below, net income and diluted earnings per share increased by $1.1 million and $0.04, respectively, for the nine months ended December 31, 2022, compared to the nine months ended December 31, 2021. Operating income of $128.7 million for the nine months ended December 31, 2022, increased by $25.5 million, compared to operating income of $103.2 million for the nine months ended December 31, 2021. Adjusted operating income, detailed in Other Items below, of $128.7 million increased by $12.2 million for the nine months ended December 31, 2022, compared to adjusted operating income of $116.5 million for the nine months ended December 31, 2021.

Net income for the quarter ended December 31, 2022, was $41.7 million, or $1.67 per diluted share, compared with $34.9 million, or $1.40 per diluted share, for the quarter ended December 31, 2021. Excluding certain non-recurring items detailed in Other Items below, net income and diluted earnings per share decreased by $3.1 million and $0.13, respectively, for the quarter ended December 31, 2022, compared to the quarter ended December 31, 2021. Operating income of $77.5 million for the quarter ended December 31, 2022, increased by $14.8 million, compared to operating income of $62.8 million for the quarter ended December 31, 2021. Adjusted operating income, detailed in Other Items below, of $77.5 million increased by $2.7 million for the third quarter of fiscal year 2023, compared to adjusted operating income of $74.9 million for the third quarter of fiscal year 2022.

Consolidated revenues increased by $419.2 million to $1.9 billion for the nine months ended December 31, 2022, compared to the same period in fiscal year 2022, on higher tobacco sales volumes and prices as well as the addition of the business acquired in October 2021 in the Ingredients Operations segment. For the quarter ended December 31, 2022, consolidated revenues were $795.0 million, an increase of $142.4 million compared to $652.6 million for the quarter ended December 31, 2021, on higher tobacco sales volumes and prices.

Tobacco Operations

Operating income for the Tobacco Operations segment increased by $13.4 million to $119.0 million and by $7.3 million to $77.1 million, respectively, for the nine months and quarter ended December 31, 2022, compared to the same periods in fiscal year 2022. Tobacco Operations segment results improved primarily due to large shipments of both carryover and current crop tobacco, in the nine months and quarter ended December 31, 2022, compared to the nine months and quarter ended December 31, 2021. While sales volumes were higher for the Tobacco Operations segment in the nine months and quarter ended December 31, 2022, compared to the same periods in the prior fiscal year, gross profit and operating margins were lower due to sales mix and sales of tobaccos that were written down in prior quarters. Tobacco shipments from Brazil of both carryover and current crops were up significantly in the nine months and quarter ended December 31, 2022, compared to the nine months and quarter ended December 31, 2021. In Africa, despite some lower burley tobacco crop sizes, tobacco sales volumes were up due to earlier shipment timing in the nine months and quarter ended December 31, 2022, compared to the same periods in fiscal year 2022. Results for our oriental tobacco joint venture were down in the nine months and quarter ended December 31, 2022, compared to the same periods in the prior fiscal year, on lower sales volumes and unfavorable foreign currency comparisons. Selling, general, and administrative expenses for the Tobacco Operations segment were higher in the nine months ended December 31, 2022, compared to the nine months ended December 31, 2021, primarily due to unfavorable foreign currency comparisons, higher provisions to suppliers, and higher compensation costs. For the quarter ended December 31, 2022, selling, general, and administrative expenses for the Tobacco Operations segment were higher compared to the quarter ended December 31, 2021, largely due to higher compensation costs and larger provisions to suppliers, in part due to lower crop yields, partially offset by favorable foreign exchange comparisons. Revenues for the Tobacco Operations segment of $1.6 billion for the nine months and $724.6 million for the quarter ended December 31, 2022, were up $374.1 million and $146.6 million, respectively, compared to the same periods in the prior fiscal year, on higher sales volumes and prices.

Ingredients Operations

Operating income for the Ingredients Operations segment was $9.9 million for the nine months ended December 31, 2022, compared to $10.6 million for the nine months ended December 31, 2021. Results for the Ingredients Operations segment were down in the nine months ended December 31, 2022, compared to the same period in the prior fiscal year, as increased sales and better margins as well as the inclusion of the October 2021 purchase of Shank’s Extracts, LLC (“Shank’s”) were offset by increased costs, mainly higher selling, general, and administrative expenses. Operating income for the Ingredients Operations segment was $0.8 million for the quarter ended December 31, 2022, compared to $3.5 million for the quarter ended December 31, 2021, on lower sales, particularly lower sales of extracts, and higher costs. Selling, general, and administrative expenses for the segment increased in the nine months and quarter ended December 31, 2022, compared to the same periods in the prior fiscal year, largely on higher compensation costs, including final deferred compensation costs from acquisitions, as well as costs related to the expansion of sales and product development capabilities of our plant-based ingredients platform. Selling, general, and administrative expenses for the segment also increased in the nine months ended December 31, 2022, compared to the same period in the prior fiscal year, on the addition of Shank’s. Revenues for the Ingredients Operations segment increased by $45.1 million to $233.2 million for the nine months ended December 31, 2022, compared to the nine months ended December 31, 2021, largely on the addition of the revenues for the acquired business as well as higher sales volumes and prices for the existing businesses. For the quarter ended December 31, 2022, revenues for the Ingredients Operations segment decreased by $4.2 million to $70.5 million, compared to the quarter ended December 31, 2021, on lower sales volumes.

Other Items

Cost of goods sold in the nine months and quarter ended December 31, 2022, increased by 32% and 25% to $1.5 billion and $649.5 million, respectively, compared to the same periods in the prior fiscal year, as a result of higher raw material costs. The percentage increases in cost of goods sold were higher than comparable percentage increases in revenues in the same periods primarily due to some lower margin sales in the Tobacco Operations segment. Selling, general, and administrative costs for the nine months ended December 31, 2022, increased by $31.3 million to $206.8 million compared to the same period in the prior fiscal year, on higher compensation costs, additional costs from the acquisition of Shank’s in the Ingredients Operations segment as well as unfavorable foreign currency comparisons. Selling, general, and administrative costs for the quarter ended December 31, 2022, increased by $7.7 million to $68.0 million compared to the same period in the prior fiscal year, on higher compensation costs, including final deferred compensation costs from acquisitions, and higher provisions to suppliers partially offset by favorable foreign currency comparisons. Unfavorable foreign currency comparisons were approximately $3.8 million in the nine months ended December 31, 2022, and favorable foreign currency comparisons were approximately $4.5 million in the quarter ended December 31, 2022, compared to the same periods in the prior year. Interest expense for the nine months and quarter ended December 31, 2022, increased by $12.5 million to $33.3 million and by $6.8 million to $14.3 million, respectively, largely on higher debt balances and interest rates.

For the nine months and quarter ended December 31, 2022, our effective tax rate on pre-tax income was 23.2% and 19.3%, respectively. In the nine months ended December 31, 2022, we sold our idled Tanzania operations and recognized $1.1 million of income taxes. Without this item, the consolidated effective income tax rate for the nine months ended December 31, 2022, would have been approximately 22.0%. Additionally, the sale of our idled Tanzania operations resulted in a $1.8 million reduction to consolidated interest expense related to an uncertain tax position.

For the nine months and quarter ended December 31, 2021, our effective tax rate on pre-tax income was 21.0% and 23.4% respectively. In the nine months ended December 31, 2021, the Company recognized a $1.7 million income tax benefit related to a final tax ruling at a foreign subsidiary and a $1.2 million benefit in the third fiscal quarter of 2022 due to finalizing the prior year U.S. tax return. Without these income tax benefits, the adjusted effective tax rate for the nine months and quarter ended December 31, 2021, would have been 24.3% and 25.5%, respectively.

Reconciliation of Certain Non-GAAP Financial Measures

The following tables set forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2022	2021	2022	2021
As Reported: Consolidated operating income	$77,526	$62,773	$128,678	$103,191
Purchase accounting adjustment (1)	—	3,057	—	3,057
Transaction costs for acquisitions(2)	—	597	—	2,310
Restructuring and impairment costs(3)	—	8,433	—	10,457
Fair value adjustment to contingent consideration for FruitSmart acquisition(4)	—	—	—	(2,532)
Adjusted operating income	$77,526	$74,860	$128,678	$116,483

Adjusted Net Income and Diluted Earnings Per Share
(in thousands and reported net of income taxes)	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
As Reported: Net income available to Universal Corporation	$41,660	$34,940	$70,345	$60,807
Purchase accounting adjustment (1)	—	2,415	—	2,415
Transaction costs for acquisitions(2)	—	482	—	2,195
Restructuring and impairment costs(3)	—	6,874	—	7,879
Fair value adjustment to contingent consideration for FruitSmart acquisition(4)	—	—	—	(2,532)
Interest income and income tax benefit on a final tax ruling at a foreign subsidiary	—	—	—	(2,156)
Interest expense reversal on uncertain tax position and income tax from sale of operations in Tanzania	—	—	(684)	—
Adjusted net income available to Universal Corporation	$41,660	$44,711	$69,661	$68,608

As reported: Diluted earnings per share	$1.67	$1.40	$2.82	$2.44
As adjusted: Diluted earnings per share	$1.67	$1.80	$2.80	$2.76
(1)The Company recognized an increase in cost of goods sold in the third quarter of fiscal year 2022, relating to the expensing of a fair value adjustment to inventory associated with the acquisition accounting for Shank's (effective October 4, 2021).
(2)The Company incurred selling, general, and administrative expenses for due diligence and other transaction costs associated with the acquisition of Shank's.
(3) Restructuring and impairment costs are included in Consolidated operating income in the consolidated statements of income, but excluded for purposes of Adjusted operating income, Adjusted net income available to Universal Corporation, and Adjusted diluted earnings per share.
(4)The Company reversed the contingent consideration liability for the FruitSmart acquisition, as a result of certain performance metrics that did not meet the required threshold stipulated in the purchase agreement.

COVID-19 Pandemic Impact

We continue to monitor global developments related to the coronavirus (“COVID-19” or “COVID”) pandemic and have taken and continue to take steps intended to mitigate the potential risks and impacts to us. Mitigating risks from COVID to our employees and our business is critically important. We have assessed and regularly update our existing health and safety protocols, business continuity plans, and related policies and practices, and we continue to work with our suppliers to mitigate the impacts to our supply chain due to the pandemic. To date, we have not experienced a material impact to our supply chain, although we previously experienced delays resulting from COVID in certain operations, we experienced increased volatility in foreign currency exchange rates which we believe in part related to COVID uncertainties and actions taken by governments and central banks, and we experienced and continue to monitor for logistical constraints around worldwide vessel and container availability and increased costs stemming from the COVID pandemic. We remain thankful for the hard work of our employees and the continued support of our customers, growers, and other partners.

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

Liquidity and Capital Resources

Overview

After significant seasonal working capital investment in our tobacco operations in the first half of the fiscal year, we generally see tobacco inventory levels and other working capital items decrease in the second half of our fiscal year as tobacco crops in Africa, South America, and North America are being shipped. We saw the beginning of the seasonal contraction in our working capital requirements by the end of the third quarter of fiscal year 2023. We are, however, experiencing higher working capital needs in fiscal year 2023 compared to historical levels due to increased costs, specifically higher leaf tobacco costs. We funded our working capital needs in the nine months ended December 31, 2022, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows.

Our liquidity and operating capital resource requirements are predominantly short term in nature and primarily relate to working capital for tobacco crop purchases. Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements, although tobacco crop sizes, prices paid to farmers, shipment and delivery timing, and currency fluctuations affect requirements each year. Peak working capital requirements are generally reached during the first and second fiscal quarters. Each geographic area follows a cycle of buying, processing, and shipping tobacco, and in many regions, we also provide agricultural materials to farmers during the growing season. The timing of the elements of each cycle is influenced by such factors as local weather conditions and individual customer shipping requirements, which may change the level or the duration of crop financing. Despite a predominance of short-term needs, we maintain a portion of our total debt as long-term to reduce liquidity risk. We also periodically have large cash balances that we utilize to meet our working capital requirements.

Operating Activities

We used $183.9 million in net cash flows from our operations during the nine months ended December 31, 2022. That amount was $132.3 million higher than during the same period in fiscal year 2022. Our working capital needs to fund our operations in the nine months ended December 31, 2022, were higher, compared to the nine months ended December 31, 2021, primarily on higher green tobacco costs. Tobacco inventory levels increased by $43.9 million from March 31, 2022 levels to $866.4 million at December 31, 2022, on seasonal leaf purchases. Tobacco inventory levels were $10.8 million above December 31, 2021 levels, mainly due to higher green tobacco prices, partially offset by lower crop sizes in certain tobacco origins. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with tobacco farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At December 31, 2022, our uncommitted tobacco inventories were $56.0 million, or less than 7% of total tobacco inventory, compared to $130.1 million, or about 16% of our March 31, 2022 tobacco inventory, and $132.0 million, or about 15% of our December 31, 2021 tobacco inventory. While we target committed inventory levels of 80% or more of total tobacco inventory, the level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Our balance sheet accounts reflected seasonal patterns in the nine months ended December 31, 2022, on deliveries of tobacco crops by farmers in South America, Africa, and North America. Accounts receivable were up $151.2 million for the nine months ended December 31, 2022, from March 31, 2022 levels. This increase in accounts receivable was higher than historic levels mainly on shipment timing as well as higher leaf tobacco costs. Notes payable and overdrafts were up $165.4 million from March 31, 2022 levels, partly on increased short-term borrowings to fund seasonal working capital needs. Accounts payable and accrued expenses at December 31, 2022, were down $63.9 million from March 31, 2022 levels, primarily due to payments on acquired tobacco inventory.

Accounts receivable of $536.7 million at December 31, 2022, were $136.5 million higher, compared to the same period in the prior fiscal year, primarily on the timing of tobacco sales and shipments and higher leaf tobacco costs. Advances to suppliers were up $36.4 million at December 31, 2022, compared to at December 31, 2021, partly due to higher crop input costs. Inventories—Other were also up in the nine months ended December 31, 2022, compared to the nine months ended December 31, 2021, on higher raw material and crop input costs. Notes payable and overdrafts were up $95.5 million compared to December 31, 2021 levels, on higher tobacco inventory costs and higher accounts receivable balances.

Investing Activities

Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities for our plant-based ingredients platform that utilize our assets and capabilities; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return as well as leverage our assets and expertise or enhance our farmer base. Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the nine months ended December 31, 2022 and 2021, we invested about $39.4 million and $39.8 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $33.2 million and $30.4 million for the nine months ended December 31, 2022 and 2021, respectively. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, invest in sustainability projects, add value for our customers, and position ourselves for future growth. We currently expect to spend approximately $70 to $80 million over the next twelve months on capital projects for maintenance of our facilities and other investments, including significant investments in our plant-based ingredients platform, to grow and improve our businesses.

On November 3, 2022, we announced that our Board of Directors had approved a new share repurchase program, which replaced the share repurchase program expiring in November 2022, for the purchase of up to $100 million of our common stock through November 15, 2024. Under the new program, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended December 31, 2022, we did not purchase any shares of common stock. As of December 31, 2022, approximately 24.6 million shares of our common stock were outstanding, and our available authorization under our current share repurchase program was $100 million.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization was approximately 40% at December 31, 2022, up from the December 31, 2021 level of approximately 35%, largely on higher debt balances due in part to higher working capital requirements, and up from the March 31, 2022 level of approximately 32%. As of December 31, 2022, we had $71.3 million in cash and cash equivalents, our short-term debt totaled $348.1 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

On December 15, 2022, we entered into a new bank credit agreement that replaced our existing bank credit agreement dated December 20, 2018. The terms of the new agreement are substantially similar to the terms of the prior agreement. The new agreement established a five-year committed revolving credit facility of $530 million, a funded $275 million five-year term loan, and a funded $345 million seven-year term loan. The new revolving credit facility replaced a $430 million revolving credit facility that would have matured in December 2023 and a $225 million five-year term loan and a $295 million seven-year term loan that would have matured in December 2023 and December 2025, respectively. The financial covenants under the new revolving credit facility are substantially similar to those of the previous facility and require us to maintain certain levels of tangible net worth and leverage. Under applicable accounting guidance, a significant portion of the replacement of the term loans was accounted for as a debt modification rather than a debt extinguishment.

As of December 31, 2022, we had $330 million available under the committed revolving credit facility that will mature in December 2027, and we had about $196 million in available, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration statement that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing until fiscal year 2028.

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

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At December 31, 2022, the fair value of our outstanding interest rate swap agreements was an asset of about $3.2 million, and the notional amount swapped was $310 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on a portion of our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecasted purchases of tobacco, related processing costs, and crop input sales in Brazil, as well as our net monetary balance sheet exposures in local currency there. We generally account for our hedges of forecasted tobacco purchases as cash flow hedges. At December 31, 2022, the fair value of our open hedges was a net asset of about $3.4 million. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net liability of approximately $42 thousand at December 31, 2022.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding the portion of our bank term loans that have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $498 million at December 31, 2022. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $5.0 million, that amount would be at least partially mitigated by changes in charges to customers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended December 31, 2022:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October 1-31, 2022	—	$—	—	$93,498,277
November 1-30, 2022	—	—	—	100,000,000
December 1-31, 2022	—	—	—	100,000,000
Total	—	$—	—	$100,000,000
(1)Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.

(2)Amounts listed for average price paid per share include broker commissions paid in the transactions.

(3)A stock repurchase plan, which was authorized by the Company's Board of Directors, became effective and was publicly announced on November 3, 2022. This stock repurchase plan authorized the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions through November 15, 2024 or when funds for the program have been exhausted, subject to market conditions and other factors.

Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at December 31, 2022.

 ITEM 6.   EXHIBITS

10.1
Credit Agreement dated December 15, 2022 among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Truist Bank and AgFirst Farm Credit Bank, as Co-Syndication Agents and First Horizon Bank, KeyBank National Association and Citibank, N.A., as Co-Documentation Agents. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, as filed on December 16, 2022.

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

UNIVERSAL CORPORATION
(Registrant)

Date:	February 8, 2023	/s/ Johan C. Kroner
Johan C. Kroner, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 8, 2023	/s/ Scott J. Bleicher
Scott J. Bleicher, Vice President and Controller
(Principal Accounting Officer)