Form 10-K
period 2023-03-31
UNIVERSAL CORP /VA/
filed 2023-05-25
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE FISCAL YEAR ENDED	MARCH 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates, based upon the closing sales price on the New York Stock Exchange of the registrant's common stock on September 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.1 billion.
As of May 23, 2023, the total number of shares of common stock outstanding was 24,555,361.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant's 2023 Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended March 31, 2023.

UNIVERSAL CORPORATION
FORM 10-K

Forward-Looking Statements
This Annual Report on Form 10-K, which we refer to herein as our Annual Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Among other things, these statements relate to Universal Corporation’s financial condition, results of operations and future business plans, operations, opportunities, and prospects. In addition, Universal Corporation and its representatives may make written or oral forward-looking statements from time to time, including statements contained in other filings with the Securities and Exchange Commission (the “SEC”) and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: impacts of the COVID-19 pandemic and subvariants; success in pursuing strategic investments or acquisitions and integration of new businesses and the impact of these new businesses on future results; product purchased not meeting quality and quantity requirements; reliance on a few large customers; our ability to maintain effective information technology systems and safeguard confidential information; anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services including increased transportation costs and delays attributed to global supply chain challenges; timing of shipments to customers; higher inflation rates; changes in market structure; government regulation and other stakeholder expectations; economic and political conditions in the countries in which we and our customers operate, including the ongoing impacts from the conflict in Ukraine; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; impacts of regulation and litigation on our customers; industry-specific risks related to our plant-based ingredient businesses; exposure to certain regulatory and financial risks related to climate change; changes in estimates and assumptions underlying its critical accounting policies; the promulgation and adoption of new accounting standards, new government regulations and interpretation of existing standards and regulations; and general economic, political, market, and weather conditions. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors.” We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. In addition, the discussion of the impact of current trends on our business in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions” in Item 7 should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report.
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

PART I
Item 1.  Business
A.    The Company
Overview
We are a global business-to-business agri-products supplier to consumer product manufacturers, operating in over 30 countries on five continents. We strive to be the supplier of choice for our customers by leveraging our farmer base, our commitment to a sustainable supply chain, and our ability to provide high-quality, customized, traceable, value-added agri-products essential for our customers’ requirements. We find innovative solutions to serve our customers and have been meeting their agri-product needs for more than 100 years. Our principal focus since our founding in 1918 has been tobacco, and we are the leading global leaf tobacco supplier. The largest portion of our business involves procuring and processing flue-cured, burley, and dark air-cured leaf tobacco for manufacturers of consumer tobacco products. Through our plant-based ingredients platform, we provide a variety of value-added manufacturing processes to produce high-quality, specialty vegetable- and fruit-based ingredients as well as botanical extracts and flavorings for human and pet food end markets. We do not manufacture any direct-to-consumer products. Rather, we support consumer product manufacturers by selling them agri-products and performing related services for them.
Recognizing that leaf tobacco is a mature industry, we have been positioning our company for the future by investing in and strengthening our plant-based ingredients platform, while maintaining our position as the leading global leaf tobacco supplier. In fiscal year 2023, we continued to enhance and increase the capabilities of our plant-based ingredients platform. We have been achieving operational synergies across the platform among our acquired businesses, FruitSmart, Inc. (“FruitSmart”), acquired on January 1, 2020, Silva International, Inc. (“Silva”), acquired on October 1, 2020, and Shank’s Extracts, LLC (“Shank’s”), acquired on October 4, 2021. We have also made considerable progress on our vision for the segment, providing a total solution-based approach for our customers that utilizes our broad spectrum of capabilities in fruits, vegetables and botanical extracts and flavorings.
We generated approximately $2.6 billion in consolidated revenues and earned $181.1 million in total operating income and $183.5 million in total segment operating income in fiscal year 2023. Universal Corporation is a holding company that operates through numerous directly and indirectly owned subsidiaries. Universal Corporation’s primary subsidiaries are Universal Leaf Tobacco Company, Incorporated ("Universal Leaf"), which is associated with our Tobacco Operations segment, and Universal Global Ventures, Incorporated, which is associated with our Ingredients Operations segment. See Exhibit 21, “Subsidiaries of the Registrant,” for additional subsidiary information.
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
Several important operating factors characterize our Company and our primary business, leaf tobacco:
•Experience dealing with large numbers of farmers,
•Expertise in delivering a sustainable supply of compliant, traceable, competitively priced leaf tobacco,
•Capability to meet unique customer requirements for style, volume and quality,
•Longstanding customer, farmer and community relationships,
•Presence in all major leaf tobacco sourcing areas, and
•Financial strength and flexibility.
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
•Strong local management. Having strong local management in all of our key supply origins allows us to identify and react to constantly shifting market conditions. Empowered and experienced local management, coupled with global coordination, affords us the flexibility and knowledge necessary to adapt quickly in order to continually deliver high quality, competitively priced products and services.
•Compliant products. Customers expect a sustainable supply of compliant, traceable, competitively priced product, and we believe that we lead in delivering these products. Among other initiatives, we invest in training farmers in good agricultural practices ("GAP") that encompass crop quality, sustainability, environmental stewardship and agricultural labor standards.
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

With respect to our leaf tobacco business, we generate our revenues from product sales of processed, packed tobacco that we source, from processing fees for tobacco owned by third parties, and from fees for other services. Sales to our largest customers, with whom we have longstanding relationships, have accounted for more than 60% of our consolidated revenues for each of the past three fiscal years. Our sales consist primarily of flue-cured, burley, and dark air-cured tobaccos. For the fiscal year ended March 31, 2023, our Tobacco Operations segment accounted for 88% of our revenues and 94% of our segment operating income.
We conduct our leaf tobacco business in varying degrees in a number of countries, including Bangladesh, Brazil, Canada, the Dominican Republic, Ecuador, France, Germany, Guatemala, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Paraguay, the People’s Republic of China, the Philippines, Poland, the Republic of South Africa, Singapore, Spain, Switzerland, the United Arab Emirates, the United States, and Zimbabwe. In addition, our oriental tobacco joint venture, Socotab, L.L.C. ("Socotab") has operations in Bulgaria, Greece, the Republic of North Macedonia, and Turkey.
Because unprocessed, or “green,” leaf tobacco is a perishable product, timely processing is an essential service to our customers. Our processing of leaf tobacco includes grading in the factories, blending, removal of non-tobacco material, separation of leaf from the stems, drying, packing to precise moisture targets for proper aging, as well as temporary storage. This generally requires investments in factories and machinery in areas where tobacco is grown. Processed tobacco that has been properly packed can be stored by customers for a number of years prior to use, but most processed tobacco is used within two to three years.
We are a major purchaser and processor in the primary exporting regions for flue-cured and burley tobacco throughout the world. Africa, Brazil, and the United States produce approximately two-thirds of the flue-cured and burley tobacco grown outside of China. We estimate that over the last five years we have handled, through leaf sales or processing, on average between 25% and 35% of the annual production of such tobaccos in Africa, between 35% and 45% in the United States, and between 15% and 25% in Brazil. These percentages can change from year to year based on the size, price, and quality of the crops. We participate in the procurement, processing, storage, and sale of oriental tobacco through ownership of a 49% equity interest in Socotab, a leading supplier of oriental tobaccos. In addition, we maintain a presence, and in certain cases, a leading presence, in all other major tobacco growing regions in the world. We believe that our leading position in the leaf tobacco industry is based on our volumes handled, our operating presence in all of the major sourcing areas, our ability to meet customer style, volume, and quality requirements, our experience in dealing with large numbers of farmers, our expertise in delivering a sustainable supply of compliant, traceable, competitively-priced leaf tobacco, our long-standing relationships with customers, our development of processing equipment and technologies, and our financial position which enables us to make strategic investments in our business. The efficiencies that we offer our customers, due to our established network of operational expertise and infrastructure on the ground and our ability to market most styles and grades of leaf to a diverse customer base, are also key to our success.
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
Customers
A material part of our tobacco business is dependent upon a few customers. Our largest customers are Altria Group Inc., British American Tobacco plc, China Tobacco International, Inc., Imperial Brands plc, Japan Tobacco, Inc., Philip Morris International, Inc., and Swedish Match AB. In the aggregate, these customers have accounted for more than 60% of our consolidated revenues for each of the past three fiscal years. For the fiscal year ended March 31, 2023, each of British American Tobacco plc, Imperial Brands plc, and Philip Morris International, Inc., including their respective affiliates, accounted for 10% or more of our revenues. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on our results. We have longstanding relationships with all of these customers.
We had commitments from customers for approximately $743 million of the tobacco in our inventories at March 31, 2023. Based upon historical experience, we usually expect that about 90% of such orders will be delivered during the following fiscal year. Most of our products require shipment via trucks and oceangoing vessels to reach customer destinations. Delays in the delivery of orders can result from such factors as truck and container availability, port access and capacity, vessel scheduling, and changing customer requirements for shipment.
As more fully described in Note 1 and Note 3 to the consolidated financial statements in Item 8 of this Annual Report, we recognize revenue from the sale of tobacco when we complete our contractual performance obligation for the transfer of the tobacco, which is generally when title and risk of loss is transferred to our customer. Individual shipments may be large, and since the customer typically specifies shipping dates, our financial results may vary significantly between reporting periods due to timing of sales. In some markets, including Brazil, Italy, the Philippines, Poland, and the United States, we process tobacco that is owned by our customers, and we recognize the revenue for that service when the processing is completed.
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
In most major leaf tobacco markets, smaller competitors are very active. These competitors typically have lower overhead requirements and provide less support to customers and farmers. Due to their lower cost structures, they can often offer a price on products that is lower than our price. However, we believe that we provide quality controls and farm programs that add value for our customers in an increasingly regulated world and make our products highly desirable. Our GAP support an approach to farming that is focused on sustainability, employing sound field production and labor management practices that meet our customers’ needs, promote farmer profitability, and reflect environmental sensitivity. We provide comprehensive training, technical support in the field, and crop analytics through ongoing research and development. Our major customers increasingly require these services, and we believe our programs increase the quality and value of the products and services we offer. Our customers value the security of supply that we are able to provide due to our strong relationships with our farmer base and our global footprint.
Ingredients Operations
Our ingredients businesses provide our business-to-business customers with a broad range of plant-based ingredients for both human and pet consumption. A variety of value-added manufacturing processes are used in these businesses to convert raw materials into a wide spectrum of fruit and vegetable juices, concentrates, dehydrated products, botanical extracts, and flavorings. Our plant-based ingredients platform serves the food and beverage market, one of the largest industrial categories in the United States. There are thousands of companies represented in this segment and hundreds that offer similar or competitive types of products. We distinguish ourselves in this market by offering high-quality, customized product solutions with global sourcing capabilities and by having strong, long-standing customer relationships. Customers of our ingredients businesses include large multinational food and beverage companies, as well as smaller independent entities. No customer accounted for more than 10% of our Ingredients Operations segment revenues in fiscal year 2023. We have been achieving operational synergies across the platform among our businesses and have also made considerable progress on our vision for the segment, providing a total solution-based approach to plant-based ingredients to our customers that utilizes our broad spectrum of capabilities in fruits, vegetables and botanical extracts and flavorings. FruitSmart, Silva, and Shank's are the primary operations for the Ingredients Operations segment.
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
Shank’s produces botanical extracts, flavorings and has bottling capabilities. Shank’s has a strong presence within the botanical extracts, flavorings, and bottling marketplace, with significant vanilla expertise. In addition to pure vanilla extract products, Shank’s offers a robust portfolio of over 2,400 other botanical extracts, distillates, natural flavors and colors for industrial and private label customers worldwide. Shank’s employs more than 200 people and has a 191,000 square foot manufacturing campus in Lancaster, Pennsylvania. The acquisition of Shank’s added flavors, custom packaging and bottling, and product development capabilities to our plant-based ingredients platform.
Sustainability
We have a fundamental responsibility to our stakeholders to set high standards of social and environmental performance to support a sustainable supply chain and operations. Universal is proud of the commitment we made to stakeholders in 2019 to report annually on sustainability topics that impact our business so stakeholders could better understand how we meet the high standards we set. In the same year, our Board of Directors further evidenced our commitment to sustainability by amending our Nominating and Corporate Governance Committee charter to give the Committee oversight of our Environmental, Social and Governance ("ESG") programs. Since that time, we have made strategic acquisitions, witnessed a global pandemic, and further strengthened our approach to sustainability at the corporate level while continuing to report annually on sustainability.
Our commitment to sustainability encompasses a wide array of programs and initiatives. As a global agri-products supplier operating in numerous countries around the world, we primarily focus our sustainability efforts on our own operations and the farmers from whom we purchase leaf tobacco and other food materials. Sustainability efforts with respect to our facilities around the world involve the adoption and implementation of policies and procedures related to environmental impacts, workforce protections and programs such as those we address in “Human Capital Management” below, and other important considerations. Sustainability efforts with respect to our supply chain emphasize important issues related to the countries and communities in which we operate. Some of the most important issues include the protection of farm worker rights through appropriate agricultural labor practices, and the monitoring and reduction of environmental impacts through compliance with industry-recognized GAP” programs and our own environmental programs and initiatives.
Agricultural Labor Practices
Throughout the world, we work side-by-side with our contracted farmers to produce a sustainable tobacco crop that adheres to GAP, including appropriate agricultural labor practices. We are committed to extending our human rights standards to our contracted farmers and their workers, so we monitor each contracted farmer for safe and fair working conditions on their farms. Our global Agricultural Labor Practices (“ALP”) program code, or ALP Code, consists of seven principles that set forth human rights requirements for our contracted farmers to meet. The ALP Code requires the progressive elimination of child labor; adherence to income and work hour requirements; fair treatment of workers so they are free from abuse; prohibition of forced labor; safe working environments; recognition and respect of workers’ rights to freedom of association and collective bargaining; and compliance with local employment laws. As part of our ALP program, we train contracted farmers on the ALP Code requirements and we monitor their compliance through multiple in-person farm visits during the tobacco growing season. The significant investment of time and resources we commit each year to our ALP program evidences the importance of sustainable labor practices to our business.
Environmental Impacts
Universal is committed to abiding by environmental laws and regulations, monitoring our supply chain activities, and cooperating with supply chain partners to implement strategies that mitigate and reduce environmental impacts that may be associated with our business. We recognize three primary environmental responsibilities throughout our global footprint: responsible consumption of water and resources, responsible forestry management, and minimizing greenhouse gas emissions. In fiscal year 2023, several environmental projects and programs were expanded and implemented to further minimize our environmental footprint, including GAP program initiatives to address environmental risks on contracted farms. In addition, we continued to work towards our Company’s science-based greenhouse gas emissions reduction target of 30% by 2030 through the Science Based Targets Initiative.
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
As of March 31, 2023, we employed more than 28,000 employees, operating in over 30 different countries across five continents. Approximately 60% of our employees are seasonal and approximately 40% are full-time employees. Almost 50% of our employees are female and more than 18% of our managers are female. Globally, Universal has twelve collective bargaining agreements in place, covering approximately 57% of our workforce. The sizeable seasonal nature of our global workforce makes these numbers fluctuate throughout the year. The above percentages reflect our workforce on March 31, 2023.
We are a multinational and multicultural organization, with employees and operations located around the world, and we are committed to maintaining a diverse and inclusive workplace. Only around 5% of our employees are located in the United States. Almost all of our employees are from the same country in which our operations are located. Our expatriate hires represent less than 0.5% of our workforce, and they are hired due to their essential professional knowledge necessary to the operation of our business.

Universal Corporation’s Board of Directors’ Role in Human Capital Management
Our Board of Directors believes that human capital management is an important component of our continued growth and success and is essential to our ability to attract, retain, and develop talented and skilled employees. We pride ourselves on a culture that respects co-workers and values concern for others.
Our Nominating and Corporate Governance Committee and our Compensation Committee both have important roles with respect to human capital management. The Nominating and Corporate Governance Committee oversees and reviews our ESG programs, which include important policies and practices related to human rights, diversity and inclusion, prohibitions against discrimination, employee health and safety, and other policies related to our workforce. The Compensation Committee has oversight of compensation, benefits, and retention and development processes of senior management, including an annual review of the Company's succession planning and leadership development program.
We are committed to protecting the human rights of our employees and have policies in place to support this effort, including those relating to whistleblowing, harassment, equal employment and compliance with local labor laws. Our Board of Directors also adopted our Code of Conduct and Anti-Corruption Compliance Manual to promote ethical behavior throughout the Company and address violations of ethical standards. The Code and Manual have been translated into 17 languages and apply directly to all officers, directors and non-seasonal employees in the Universal family of companies. The Board of Directors also adopted our Human Rights Policy, which defines the high ethical and social standards we implement across our global operations. We support these rights and programs through compliance communications, face-to-face and online training, and through an anonymous compliance hotline that we maintain globally. Our compliance hotline is available to all our employees and any other interested parties 24 hours a day, 7 days a week, by internet or phone. The Board of Directors oversees our global compliance program and receives reports from our Chief Compliance Officer at each scheduled Board of Directors meeting.
Employee Compensation and Benefits
We offer our employees competitive base salaries and wages, and we have a salary administration process where we regularly review and adjust our employees’ total compensation and benefits when warranted to ensure they are competitive in our industry and are aligned with our performance. In addition, we believe employee benefits are an essential component of our total compensation package. Each of our global operations provides benefits that are designed to attract and retain our employees. These benefits vary depending on the location, seniority and employment status of our employees, and can include medical insurance, long-term disability insurance, retirement benefits, and similar programs.
In the United States, benefits to our employees include medical, dental, disability and life insurance, flexible spending accounts, and a 401(k) Retirement Plan with a 5% match and immediate vesting. We provide a health care advocacy service to assist our employees with various medical needs as they make these decisions, and we provide a mental health and financial counseling program for our employees and their families. We also offer other benefits which may vary by location, but which include performance, holiday, attendance and other bonus opportunities, a tuition assistance program (offering assistance up to 75%) as well as a 501(c)(3) matching gift program to benefit communities in which our employees work and reside.
We support our employees outside of work through a variety of initiatives and strongly believe that our success relies on the prosperity of the communities in which we operate. We fund various programs that enhance local communities, economies and cultures. For example, in numerous locations we support projects designed to impact our employees and their families such as establishing health clinics and wellness programs to assist our employees, administering after school care for schoolchildren, or funding local cultural events. Ultimately, we recognize our impact extends beyond the workplace and are proud to engage as both active corporate citizens and leaders in our neighborhoods, communities, and countries. We publicly disclose additional information about our community support activities each year in our Sustainability Report.
Talent Development and Training
Employee training and development of both technical and leadership skills are integral aspects of our human capital strategy. We provide employees with a range of development opportunities that vary by location and seniority of employees, such as online training, live classes, and mentoring to assist with career advancement. These programs often include safety and technical job skill training as well as soft-skill programs focused on communication and change management. Development of leadership skills is also a priority and is specialized for different levels of employees. For example, members of management in our global operations participate in our succession planning programs, which include the identification of employees who are offered development opportunities for career advancement. To further develop leadership skills, we also maintain specific leadership programs for aspiring leaders and new supervisors, managers and directors.

Health and Safety
The health and safety of our employees is at the forefront of our business efforts. We are committed to the prevention of injury and illness in the workplace through strong health and safety management, employee empowerment and accountability, and strict compliance with health and safety regulations. Our programs are designed to influence our Company’s culture through employee engagement and leadership behavior. We pair our improved health and safety management system with a strong database reporting tool to allow all Universal facilities to track their local occupational health and safety performance and that of the entire company. These reports allow our global teams to analyze the insights collected from our health and safety system immediately to support compliance and promote continuous improvement.
Additionally, we utilize other health and safety initiatives to ensure our facilities remain safe for our employees. We established health and safety Key Performance Indicators ("KPIs") across our tobacco factory and agronomy operations. Each factory carries out an in-depth data analysis of prior data and implements KPIs for improvement and monitoring. By giving employees a goal to achieve and monitor, they will be more engaged in what they do and better able to help us succeed. Our “fresh eyes” approach to workplace safety involves inviting colleagues from different facilities to share in cross-auditing tasks. In addition to corporate audits, we encourage this regional cross-auditing to promote a collaborative framework and drive our employee safety programs forward.
Our commitment to our employees’ health and safety was effectively demonstrated in our global response to the COVID-19 pandemic. Management at all levels of the Company closely monitored developments and took steps intended to mitigate the potential risks to our employees, including taking precautions with regard to employee and facility hygiene, imposing travel limitations on our employees, and directing certain employee groups to work remotely whenever possible. Universal was committed to employee protection and limiting the physical and mental impacts of the pandemic as much as possible on our global workforce.
D.    Research and Development
We did not expend material amounts for research and development during the fiscal years ended March 31, 2023, 2022, or 2021.
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
Epidemics, pandemics or similar public health concerns, such as COVID-19, could cause a widespread health crisis and significantly disrupt the U.S. and global economies, markets and supply chains. The ultimate impact of any future pandemic or disease outbreak on our business, financial condition, results of operations and the demand for our products and services in the future is uncertain, and it is impossible to predict whether any impacts we have experienced to date would continue or worsen in the future. The extent to which any pandemic or disease outbreak will impact our business, financial condition, results of operations, and demand for our products and services will depend on future developments including the ongoing geographic spread of the health crisis, the impact of disease mutations, the severity and duration of the health crisis, and the type and duration of actions that may be taken by various governmental authorities in response to the pandemic or disease outbreak and the impact on the U.S. and the global economies, markets, and supply chains. Adverse public health developments in countries and states where we operate, therefore, could have a material and adverse effect on our business, financial condition, results of operations and the demand for our products and services. These effects could include a negative impact on the availability of our employees, temporary closures of our facilities or the facilities of our business partners, customers, suppliers, third party service providers or other vendors, and the interruption of domestic and global supply chains, distribution channels, liquidity and capital markets. Our business continuity plans and other safeguards, however, may not be effective to mitigate the results of epidemics, pandemics, or similar widespread health concerns.
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
Tobacco and other agricultural crops are subject to vagaries of weather and the environment that can, in some cases, change the quality or size of the crops. Severe weather conditions may occur with higher frequency or may be less predictable in the future due to the effects of climate change. If a weather event or other event is particularly severe, such as a volcanic eruption, major drought, hurricane, cyclone, typhoon, windstorm, or temperature or precipitation extreme, the affected crop could be destroyed or damaged to an extent that it would be less desirable to our customers, which would result in a reduction in operating results. If such an event is also widespread, it could affect our ability to acquire the quantity of tobacco or plant-based ingredients required by our customers or could prevent or impair our ability to process or ship products as planned. In addition, other factors can affect the marketability of our products, including, among other things, the presence of excess residues of crop protection agents or non-crop related materials. A significant event impacting the condition or quality of a large amount of any of the crops that we buy could make it difficult for us to sell these products or to fill customers’ orders.
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
Continuous changes in bilateral, multilateral, and international trade agreements also have the potential to disrupt or impact Universal operations. For example, some trade proposals have included provisions that could effectively allow governments to regulate tobacco products differently than other products. These carve outs could negatively impact the industry and impact requirements for leaf tobacco.

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
Our customers’ operations are subject to similar uncertainties and risks relating to the political stability of the foreign governments in the countries in which their operations are located. Political or economic instability in those countries, such as the ongoing conflict in Ukraine, may impede or disrupt our ability to meet our customers’ needs in or source raw materials from those impacted countries.
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
In addition, a number of governments are considering due diligence procedures to ensure strict compliance with environmental, labor, and government regulations. The European Union has recently advanced broad due diligence reporting requirements for all industries operating within Europe. The United States has called for a broader and more robust approach to labor compliance in foreign jurisdictions, which could include some of our strategic origins. Due to general uncertainty regarding the timing, content, and extent of any such regulatory changes in the United States or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition, and results of operations.
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
We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for leaf tobacco inventory purchased on order, which could mitigate a portion of the floating interest rate exposure on short-term borrowings. To the extent we are unable to match these interest rates, a decrease in interest rates could increase our net financing costs. We also periodically have large cash balances and may receive deposits from tobacco customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Decreases in short-term interest rates could reduce the income we derive from those investments. Changes in interest rates also affect expenses related to our defined benefit pension plan, as described below.
Low investment performance by our defined benefit pension plan assets and changes in pension plan valuation assumptions may increase our pension expense and may require us to fund a larger portion of our pension obligations, thus diverting funds from other potential uses.
We sponsor domestic defined benefit pension plans that cover certain eligible employees. Our results of operations may be positively or negatively affected by the amount of expense we record for these plans. U.S. generally accepted accounting principles (“GAAP”) require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions that may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension expense for fiscal year 2023 were the discount rate, the expected long-term rate of return on plan assets, and the mortality rates. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to shareholders’ equity through a reduction or increase to the “Pension and other postretirement benefit plans” component of Accumulated Other Comprehensive Loss. At the end of fiscal year 2023, the projected benefit obligation ("PBO") of our qualified U.S. pension plan was $205 million and plan assets were $215 million. For a discussion regarding how our financial statements can be affected by pension plan valuation assumptions, see “Critical Accounting Estimates – Pension and Other Postretirement Benefit Plans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 13 to the consolidated financial statements in Item 8. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense can also affect the amount of cash we are required to contribute to our pension plans under requirements of the Employee Retirement Income Security Act (“ERISA”). Failure to achieve expected returns on plan assets could also result in an increase to the amount of cash we would be required to contribute to our pension plans. In order to maintain or improve the funded status of our plans, we may also choose to contribute more cash to our plans than required by ERISA regulations.
Item 1B. Unresolved Staff Comments
None

Item 2.      Properties
We own the following significant properties:

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
In addition to our significant properties listed above, we own other processing facilities in the following countries: Germany, Guatemala, Italy, the Netherlands, Poland, and the United States. In addition, we have an ownership interest in a processing plant in Mexico and have access to processing facilities in other areas, such as India, the People’s Republic of China, and the Republic of South Africa. Socotab L.L.C., an oriental tobacco joint venture in which we own a noncontrolling interest, owns tobacco processing plants in Bulgaria, the Republic of North Macedonia, and Turkey.
Except for the Lancaster, Pennsylvania facility, the tobacco facilities described above are engaged primarily in processing tobaccos used by manufacturers in the production of cigarettes. The Lancaster facility, as well as facilities in Brazil, the Dominican Republic, Indonesia, and Paraguay, process tobaccos used in making cigar, pipe, and smokeless products, as well as components of certain “roll-your-own” products.
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
Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at March 31, 2023. At May 23, 2023, there were 919 holders of record of our common stock. See Notes 9 and 14 to the consolidated financial statements in Item 8 for more information on debt covenants and equity securities.
Purchases of Equity Securities
As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended March 31, 2023.

	Common Stock
Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1-31, 2023	—	$—	—	$100,000,000
February 1-28, 2023	—	—	—	100,000,000
March 1-31, 2023	—	—	—	100,000,000
Total	—	$—	—	$100,000,000
(1)Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.
(2)Amounts listed for average price paid per share include broker commissions paid in the transactions.
(3)A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 3, 2022. This stock repurchase plan authorizes the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions through November 15, 2024 or when we have exhausted the funds authorized for the program, subject to market conditions and other factors.

Item 6.   Selected Financial Data

	Fiscal Year Ended March 31,
	2023	2022	2021	2020	2019
	(in thousands, except share and per share data, ratios, and number of shareholders)
Summary of Operations
Sales and other operating revenues	$2,569,824	$2,103,601	$1,983,357	$1,909,979	$2,227,153
Operating income	$181,072	$160,315	$147,810	$126,367	$161,169
Segment operating income (1)	$183,455	$174,335	$169,199	$138,121	$186,772
Net income	$130,236	$103,604	$96,314	$78,003	$110,134
Net income attributable to Universal Corporation (2)	$124,052	$86,577	$87,410	$71,680	$104,121
Return on beginning common shareholders’ equity	9.3%	6.6%	7.0%	5.4%	7.8%
Earnings per share attributable to Universal Corporation common shareholders:
Basic	$5.01	$3.50	$3.55	$2.87	$4.14
Diluted	$4.97	$3.47	$3.53	$2.86	$4.11

Financial Position at Year End
Current ratio	4.08	3.37	5.31	5.53	6.26
Total assets	$2,639,182	$2,586,345	$2,341,924	$2,120,921	$2,133,184
Long-term debt	$616,809	$518,547	$518,172	$368,764	$368,503
Working capital	$1,360,903	$1,229,287	$1,262,201	$1,212,218	$1,334,397
Total Universal Corporation shareholders’ equity	$1,397,088	$1,340,543	$1,307,299	$1,246,665	$1,337,087

General
Number of common shareholders	885	928	962	1,000	1,028
Weighted average common shares outstanding:
Basic	24,773,710	24,764,177	24,656,009	24,982,259	25,129,192
Diluted	24,943,841	24,922,896	24,788,566	25,106,351	25,330,437
Dividends per share of common stock (annual)	$3.16	$3.12	$3.08	$3.04	$3.00
Book value per common share	$56.90	$54.60	$53.33	$51.05	$53.50
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
Significant items included in the operating results in the above table are as follows:
•Fiscal Year 2023 – Final judgement on a lawsuit against the government in Brazil resulted in the refund of taxes paid in prior years, as well as interest proceeds on the overpayment, increasing net income by $29.2 million and diluted earnings per share by $1.18. Sale of the idled tobacco operations in Tanzania resulted in a reversal of interest expense for a previously recognized uncertain tax position and an increase in income taxes, increasing net income by $0.7 million and diluted earnings per share by $0.02. On a combined basis, the net effect of these items increased net income by $29.9 million, or $1.20 per diluted share.
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
Recognizing that leaf tobacco is a mature industry, we have been positioning our company for the future by investing in and strengthening our plant-based ingredients platform, while maintaining our position as the leading global leaf tobacco supplier. In fiscal year 2023, we continued to enhance and increase the capabilities of our plant-based ingredients platform. We have been achieving operational synergies across the platform among our acquired businesses, FruitSmart, acquired on January 1, 2020, Silva, acquired on October 1, 2020, and Shank’s, acquired on October 4, 2021. We have also made considerable progress on our vision for the segment, providing a total solution-based approach for our customers that utilizes our broad spectrum of capabilities in fruits, vegetables and botanical extracts and flavorings.
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

Fiscal Year Ended March 31, 2023, Compared to the Fiscal Year Ended March 31, 2022
Executive Summary
Fiscal year 2023 was a good year for Universal. Tobacco shipments were strong, as logistical constraints eased in fiscal year 2023, and despite tight tobacco supply conditions, we were able to secure the leaf tobacco needed by our customers. Our plant-based ingredients platform continued to perform well, and we are excited about our progress in integrating our ingredients companies and executing on our strategies. During fiscal year 2023, we enhanced and increased the scope of our platform by adding sales and research and development resources, and we recently announced plans to expand our plant-based ingredients platform’s manufacturing capabilities.
Our operating income and net income for fiscal year 2023 were up 13% and 43%, respectively, compared to fiscal year 2022, in part due to higher tobacco shipments and sales volumes. Our results for fiscal year 2023 included a favorable final ruling on a legal case involving one of our subsidiaries in Brazil regarding the exclusion of certain tax credits on exported goods in the calculation of taxable income. As a result of the favorable ruling, we recognized $5.0 million of interest income and a $24.5 million net income tax benefit in fiscal year 2023.
We were pleased to see a return to more normal shipping conditions, particularly for our tobacco operations, in fiscal year 2023. Due to this improved logistical environment, we were able to ship a large amount of carryover tobacco from prior crops, notably from Brazil. Some of the tobacco shipped in fiscal year 2023 was lower margin tobacco due to sales mix and sales of tobacco written down in prior quarters, however, operating income for our Tobacco Operations segment was up about 10% in fiscal year 2023, compared to fiscal year 2022, largely on the higher tobacco shipments. Tobacco supply was tight for virtually all types of tobacco in fiscal year 2023, and African burley crops sizes were particularly small, largely due to weather conditions. Our uncommitted tobacco inventory levels remained low at 11% of tobacco inventory as of March 31, 2023.
Both worldwide flue-cured and burley tobacco crops to be grown in our fiscal year 2024 are forecast to be larger than those produced in our fiscal year 2023, but we still expect flue-cured and burley tobaccos to remain in undersupply positions. The tobacco marketing season is underway in Brazil, and the Brazilian flue-cured crop is larger than the crop produced in our fiscal year 2023. We are carefully monitoring the burley crops in Africa where above average rainfall was received in some of our key growing areas even before Cyclone Freddy arrived. Although weather has reduced burley crop sizes, especially in Mozambique, we are still forecasting that the fiscal year 2024 African burley crops will be larger compared to those grown in our fiscal year 2023.
While gross margins for the Ingredients Operations segment were flat for fiscal year 2023, compared to fiscal year 2022, operating income for our Ingredients Operations segment was lower in fiscal year 2023, compared to fiscal year 2022, on higher costs related to an increase in corporate overhead allocation and the expansion of sales and product development capabilities, as well as some softening of demand and margin pressures from our customers during the second half of fiscal year 2023. We believe that the softening in demand and margin pressures are temporary and related to our customers adjusting their inventories to reflect both current supply chain conditions and inflationary pricing pressures on the end consumer. We are continuing to enhance and increase the capabilities of our plant-based ingredients platform and have made considerable progress on our vision for the segment, providing a total solution-based approach for our customers that utilizes our broad spectrum of capabilities in fruits, vegetables and botanical extracts and flavorings.
Returning value to our shareholders in our operations remains an important priority for Universal. We were very pleased to announce our 53rd annual common dividend increase on May 24, 2023, continuing our commitment to deliver shareholder value.
We also achieved important milestones in our sustainability efforts during fiscal year 2023. Notably, we are proud to have substantially met 2022 supply chain goals outlined in our Sustainability Report. For example, we provide access to personal protective equipment to our contracted farmers and their workers. In addition, we were named a Supplier Engagement Leader by CDP for the second consecutive year, earning recognition for our work in engaging our suppliers on climate change. We are excited about the opportunities within our operations to improve our environmental performance and look forward to continuing to achieve our sustainability goals in fiscal year 2024.

FINANCIAL HIGHLIGHTS
	Fiscal Year Ended March 31,		Change
(in millions of dollars, except per share data)	2023	2022	$	%

Consolidated Results
Sales and other operating revenue	$2,569.8	$2,103.6	$466.2	22%
Cost of goods sold	2,111.5	1,694.7	416.9	25%
Gross profit margin	17.83%	19.44%	---	-161 bps
Selling, general and administrative expenses	277.2	240.7	36.5	15%
Restructuring and impairment costs	—	10.5	(10.5)	(100)%
Operating income (as reported)	181.1	160.3	20.8	13%
Adjusted operating income (Non-GAAP)*	181.1	173.6	7.5	4%
Diluted earnings per share (as reported)	4.97	3.47	1.50	43%
Adjusted diluted earnings per share (Non-GAAP)*	3.77	3.79	(0.02)	(1)%
Segment Results
Tobacco operations sales and other operating revenues	$2,258.3	$1,835.8	$422.5	23%
Tobacco operations operating income	172.9	157.8	15.1	10%
Ingredients operations sales and other operating revenues	311.6	267.8	43.8	16%
Ingredients operations operating income	10.6	16.6	(6.0)	(36)%
*See Reconciliation of Certain Non-GAAP Financial Measures in Other Items below.
Net income for the year ended March 31, 2023, was $124.1 million, or $4.97 per diluted share, compared with $86.6 million, or $3.47 per diluted share, for the year ended March 31, 2022. Excluding certain non-recurring items detailed in Other Items below, net income and diluted earnings per share decreased by $0.2 million and $0.02, respectively, for the fiscal year ended March 31, 2023, compared to the fiscal year ended March 31, 2022. Operating income of $181.1 million for the fiscal year ended March 31, 2023, increased by $20.8 million, compared to operating income of $160.3 million for the fiscal ended March 31, 2022. Adjusted operating income, detailed in Other Items below, of $181.1 million increased by $7.5 million for the fiscal year ended March 31, 2023, compared to adjusted operating income of $173.6 million for the fiscal year ended March 31, 2022.
Consolidated revenues increased by $466.2 million to $2.6 billion for the fiscal year ended March 31, 2023, compared to the fiscal year 2022, on higher tobacco sales volumes and prices as well as the addition of the business acquired in October 2021 in the Ingredients Operations segment.
Tobacco Operations
Operating income for the Tobacco Operations segment increased by $15.1 million to $172.9 million for the fiscal year ended March 31, 2023, compared to the fiscal year ended March 31, 2022. Tobacco Operations segment results improved in fiscal year 2023, compared to fiscal year 2022, primarily due to increased tobacco shipments, which included a large amount of carryover crop tobacco. While sales volumes were higher for the Tobacco Operations segment in fiscal year 2023, compared to fiscal year 2022, gross profit and operating margins were lower due to sales mix and sales of tobaccos that were written down in prior quarters. Tobacco shipments from Brazil of both carryover and current crops were up significantly in fiscal year 2023, compared to fiscal year 2022. The increased Brazilian shipments were partially offset by lower African burley tobacco volumes in fiscal year 2023. African burley tobacco crop sizes were smaller largely due to weather conditions in fiscal year 2023, compared to fiscal year 2022. Results for our oriental tobacco joint venture were down, compared to fiscal year 2022, on lower sales volumes, higher interest expense, and unfavorable foreign currency comparisons. Selling, general, and administrative expenses for the Tobacco Operations segment were higher in fiscal year 2023, compared to fiscal year 2022, primarily due to higher compensation costs; higher provisions on advances to suppliers, in part due to weather-related lower crop yields; and unfavorable foreign currency comparisons. Revenues for the Tobacco Operations segment of $2.3 billion for fiscal year 2023, were up $422.5 million, compared to fiscal year 2022, on higher tobacco sales volumes and prices.
Ingredients Operations
Segment operating income for the Ingredients Operations segment decreased by $6.0 million to $10.6 million for the fiscal year ended March 31, 2023, compared to fiscal year 2022. Ingredients Operations segment results declined despite relatively flat gross margins for fiscal year 2023, compared to fiscal year 2022, largely due to higher costs related to an increase in corporate overhead allocation and the expansion of sales and product development capabilities, as well as market and margin pressures from some of our customers during the second half of fiscal year 2023. Results for the Ingredients Operations segment for fiscal year 2023 included the October 2021 purchase of Shank’s. Selling, general, and administrative expenses for the segment increased in the fiscal year ended March 31, 2023, compared to the fiscal year ended March 31, 2022, largely on costs related to the expansion of sales and product development capabilities of our plant-based ingredients platform as well as higher compensation costs. Selling, general, and administrative expenses for the segment also increased in the fiscal year 2023, compared to the fiscal year 2022, on the addition of Shank’s. Revenues for the Ingredients Operations segment increased by $43.8 million to $311.6 million for fiscal year 2023, compared to fiscal year 2022, largely on the addition of the revenues for the acquired business as well as higher sales volumes and prices for the existing businesses.
Other Items
Cost of goods sold in the fiscal year ended March 31, 2023, increased by 25% to $2.1 billion, compared to the same periods in fiscal year 2022, as a result of higher raw material costs. The percentage increase in cost of goods sold was higher than comparable percentage increase in revenues in the same period primarily due to some lower margin sales in the Tobacco Operations segment. Selling, general, and administrative costs for fiscal year 2023 increased by $36.5 million to $277.2 million compared to fiscal year 2022, on higher compensation costs, additional costs from the acquisition of Shank’s in the Ingredients Operations segment as well as higher provisions on advances to suppliers. Interest expense for the fiscal year ended March 31, 2023, compared to the fiscal year ended March 31, 2022, increased by $21.6 million to $49.3 million largely on higher debt balances and interest rates.
For the fiscal year ended March 31, 2023, our effective tax rate on pre-tax income was 8.3%. In fiscal year 2023, one of our subsidiaries in Brazil received a favorable final judgement from the Brazilian Superior Court of Justice. The lawsuit asserted certain tax credits on exported goods should be excluded from taxable income. The Brazilian revenue authority asserted certain tax credits generated on purchased goods and services that were ultimately exported from Brazil should be included in the calculation of taxable income. The Brazilian Superior Court of Justice affirmed the tax credits are non-taxable in accordance with the historical and existing tax legislation in Brazil. The ruling resulted in recognition of $26.6 million of Brazilian tax credits due to the recalculation of federal income taxes in Brazil for years 2015 through 2022. The affirmative ruling also resulted in recognition of $5.0 million of interest income for the fiscal year ended March 31, 2023. The ruling resulted in a net income tax benefit of $24.2 million for the fiscal year March 31, 2023. The net income tax benefit included a $2.4 million income tax provision for U.S. federal income taxes.
In the fiscal year ended March 31, 2023, we sold our idled Tanzania operations and recognized $1.1 million of income taxes. Without this item and the favorable judgement in Brazil discussed above, the consolidated effective income tax rate for the fiscal year ended March 31, 2023, would have been approximately 25.5%. Additionally, the sale of our idled Tanzania operations resulted in a $1.8 million reduction to consolidated interest expense related to an uncertain tax position.
For the fiscal year ended March 31, 2022, our effective tax rate on pre-tax income was 27.2%. In the fiscal year ended March 31, 2022, we recognized a $1.7 million income tax benefit related to a final tax ruling at a foreign subsidiary and a $1.2 million benefit due to finalizing the prior year U.S. tax return. Without these income tax benefits, the adjusted effective tax rate for the fiscal year ended March 31, 2022, would have been 29.2%.

Reconciliation of Certain Non-GAAP Financial Measures
The following tables set forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Fiscal Year Ended March 31,
(in thousands)	2023	2022	2021
As Reported: Consolidated operating income	$181,072	$160,315	$147,810
Purchase accounting adjustments(1)	—	3,057	2,800
Transaction costs for acquisitions(2)	—	2,310	3,915
Fair value adjustment to contingent consideration for FruitSmart acquisition(3)	—	(2,532)	(4,173)
Restructuring and impairment costs(4)	—	10,457	22,577
Adjusted operating income (Non-GAAP)	$181,072	$173,607	$172,929

Adjusted Net Income and Adjusted Diluted Earnings Per Share Reconciliation
	Fiscal Year Ended March 31,
(in thousands except for per share amounts)	2023	2022	2021
As Reported: Net income attributable to Universal Corporation	$124,052	$86,577	$87,410
Purchase accounting adjustments(1)	—	3,057	2,800
Transaction costs for acquisitions(2)	—	2,310	3,915
Fair value adjustment to contingent consideration for FruitSmart acquisition(3)	—	(2,532)	(4,173)
Restructuring and impairment costs(4)	—	10,457	22,577
Interest (income) expense related to final income tax rulings (fiscal years 2023 and 2022) and settlement (fiscal years 2021) at foreign subsidiaries(5)	(4,980)	(470)	1,849
Interest expense reversal on uncertain tax position from sale of operations in Tanzania	(1,816)	—	—
Total of Non-GAAP adjustments to income before income taxes	(6,796)	12,822	26,968
Income tax benefit on final tax rulings (fiscal years 2023 and 2022) and dividends paid from foreign subsidiaries (fiscal year 2021)(5)	(24,256)	(1,686)	(4,421)
Income tax expense from sale of operations in Tanzania	1,132	—	—
Income tax benefit from Non-GAAP adjustments to income before income taxes(6)	—	(2,181)	(4,290)
Total of income tax impacts for Non-GAAP adjustments to income before income taxes and Non-GAAP adjustment to income taxes	(23,124)	(3,867)	(8,711)
Impact to net income attributable to noncontrolling interests in subsidiaries from Non-GAAP adjustments	—	(1,154)	(487)
As adjusted: Net income attributable to Universal Corporation (Non-GAAP)	$94,132	$94,378	$105,180

As reported: Diluted earnings per share	$4.97	$3.47	$3.53
Adjusted: Diluted earnings per share	$3.77	$3.79	$4.25
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
(5)     The Company recognized an income tax benefit ($24.2 million) and associated interest income ($5.0 million) in the fourth quarter of fiscal year 2023 related to a favorable final judgement for one of the Company's operating subsidiaries in Brazil. The lawsuit related to the treatment of certain tax credits on exported goods in the calculation of taxable income. The Company recognized income tax benefits related to a favorable final income tax ruling at a foreign subsidiary (fiscal year 2022) and final U.S. tax regulations on certain dividends paid by foreign subsidiaries (fiscal year 2021).
(6)        The income tax effect of Non-GAAP adjustments was determined based on the timing and nature of the specific Non-GAAP adjustments and their relevant jurisdictional income tax rates (foreign, state, and local) and the applicable U.S. federal income tax rates. The Company considers current and deferred income tax rates to calculate the impact to income taxes for the Non-GAAP adjustments.

Fiscal Year Ended March 31, 2022, Compared to the Fiscal Year Ended March 31, 2021
For a comparison of our performance and financial metrics for the fiscal years ended March 31, 2022 and March 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 27, 2022.
Accounting Pronouncements
    See "Accounting Pronouncements" in Note 1 to the consolidated financial statements in Item 8 of this Annual Report for a discussion of recent accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") that will become effective and be adopted by the Company in future reporting periods.

LIQUIDITY AND CAPITAL RESOURCES
Overview
In fiscal year 2023, our liquidity was sufficient to meet our needs. Our working capital requirements in fiscal year 2023 were significantly higher than those in fiscal year 2022 mainly due to increased costs, including higher leaf tobacco costs. We continued our financial policies and disciplines and returned funds to shareholders.
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
We believe that our financial resources are adequate to support our capital and liquidity needs for at least the next twelve months. Our seasonal borrowing requirements primarily relate to purchasing tobacco crops in South America and Africa and can increase from March to September by close to $400 million. The funding required can vary significantly depending upon such factors as crop sizes, the price of leaf, the relative strength of the U.S. dollar, and the timing of shipments and customer payments. We deal with this uncertainty by maintaining substantial credit lines and cash balances. In addition to our operating requirements for working capital, we expect to spend around $65 to $75 million during fiscal year 2024 for capital expenditures to maintain our facilities and invest in opportunities to grow and improve our businesses, including expanding our plant-based ingredients platform’s manufacturing capabilities. We have no long-term debt maturing until fiscal year 2028.
Cash Flow
Our operations used about $10.6 million in operating cash flows in fiscal year 2023. That amount was about $55.4 million higher than the $44.9 million we generated in fiscal year 2022, largely due to higher working capital requirements in fiscal year 2023. During the fiscal year ended March 31, 2023, we spent $54.7 million on capital projects, and we returned $80.8 million to shareholders in the form of dividends and share repurchases. At March 31, 2023, cash balances totaled $64.7 million.
Working Capital
Working capital at March 31, 2023, was about $1.4 billion, up about $131.6 million from last fiscal year's level, largely on higher working capital requirements due to higher costs, including higher green tobacco costs. Tobacco inventories of $833.9 million at March 31, 2023, were up $11.4 million compared to inventory levels at the end of the prior fiscal year, in part due to higher green leaf tobacco prices. Advances to suppliers were up $41.0 million at March 31, 2023, from prior year levels largely on higher crop input costs. We generally do not purchase material quantities of leaf tobacco on a speculative basis. However, when we contract directly with tobacco farmers, we are obligated to buy all stalk positions, which may contain less marketable leaf styles. Our uncommitted tobacco inventories decreased by approximately $39.1 million to $91.1 million, or about 11% of tobacco inventory, at March 31, 2023, which was on the low end of our target range. Uncommitted inventories at March 31, 2022, were $130.1 million, which represented 16% of tobacco inventory. While we target committed tobacco inventory levels of 80% or more of total tobacco inventory, the level of these uncommitted inventories is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.
Capital Allocation
Our capital allocation strategy focuses on four strategic priorities:
•Strengthening and investing for growth in our leaf tobacco business;
•Increasing our strong dividend;
•Exploring growth opportunities for our plant-based ingredients platform; and
•Returning excess capital through share repurchases.
Our primary mission is to remain the leading global leaf tobacco supplier. We will continue to make disciplined investments within our leaf business and taking advantage of growth opportunities in tobacco as well as in our plant-based ingredients platform. Through these actions, we believe that will be able to deliver enhanced shareholder value through earnings growth and the generation of free cash flow despite operating in a mature industry. As we look ahead, we will continually evaluate opportunities to return capital to shareholders. At the same time, we remain committed to maintaining our investment grade credit rating and extending our 53-year history of dividend increases.
Share Activity
Our Board of Directors approved our current share repurchase program in November 2022. The program authorizes the purchase of up to $100 million of our common stock through November 15, 2024. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During fiscal year 2023, we purchased 66,124 shares of common stock at an aggregate cost of $3.4 million (average price per share $52.15) under our previous share repurchase program. At March 31, 2023, our available authorization under our current share repurchase program was $100 million, and approximately 24.6 million common shares were outstanding.
Capital Spending
Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and support our farmer base. During fiscal years 2023 and 2022, we invested $54.7 million and $53.2 million, respectively, in our property, plant, and equipment. Depreciation expense was approximately $44.8 million and $41.3 million, respectively, in fiscal years 2023 and 2022. Generally, our capital spending on maintenance projects is at a level below depreciation expense. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, add value for our customers, and position ourselves for future growth. We currently plan to spend approximately $65 to $75 million in fiscal year 2024 on capital projects for maintenance of our facilities and other investments to grow and improve our businesses, including significant investments in our plant-based ingredients platform.
Outstanding Debt and Other Financing Arrangements
We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt increased by $117.5 million to $750.7 million during the fiscal year ended March 31, 2023. The increase primarily reflects higher working capital requirements. Net debt as a percentage of net capitalization was approximately 35% at March 31, 2023, up from 32% at March 31, 2022.
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
As of March 31, 2023, we had $500 million available under the committed revolving credit facility that will mature in December 2027, and we, together with our consolidated affiliates, had approximately $350 million in uncommitted lines of credit, of which approximately $183 million were unused and available to support seasonal working capital needs. The financial covenants under our committed revolving credit facility require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. As of March 31, 2023, we were in compliance with all covenants of our debt agreements. We also have an effective, undenominated universal shelf registration filed with the SEC in November 2020 that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing until fiscal year 2028.
Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. Currently, we have interest rate swap agreements that convert the variable benchmark SOFR rates on $310 million of our two outstanding term loans entered to fixed rates. With the swap agreements in place, the effective interest rates on $275 million of the five-year term loan and $345 million of the seven-year term loan were 6.11% and 6.31%, respectively, as of March 31, 2023. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable rate five- and seven-year term loans and are accounted for as cash flow hedges. Under the swap agreements, we receive variable rate interest and pay fixed rate interest. At March 31, 2023, the fair value of our open interest rate hedge swaps was a net liability of approximately $3 million.

We also enter derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecast purchases of tobacco, related processing costs, and crop input sales in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecast tobacco purchases as cash flow hedges. At March 31, 2023, the fair value of those open contracts was a net asset of approximately $6.2 million. We also had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net asset of approximately $0.9 million at March 31, 2023. For additional information, see Note 11 to the consolidated financial statements in Item 8.
Pension Funding
The funds supporting our ERISA-regulated U.S. defined benefit pension plan during fiscal year 2023 were approximately $215 million. The accumulated benefit obligation (“ABO”) and PBO were both approximately $200 million and $205 million, respectively as of March 31, 2023. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 13 to the consolidated financial statements in Item 8. We expect to make no contributions to our pension plan during the next year. It is our policy to regularly monitor the performance of the funds and to review the adequacy of our funding and plan contributions.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Our contractual obligations as of March 31, 2023, were as follows:

(in thousands of dollars)	Total	2024	2025-2026	2027-2028	After 2028
Notes payable and long-term debt (1)	$1,054,562	$246,464	$77,112	$347,912	$383,074
Operating lease obligations	47,972	15,453	17,903	8,176	6,440
Inventory purchase obligations:
Tobacco	927,681	758,634	154,600	14,447	—
Agricultural materials	55,815	55,815	—	—	—
Other purchase obligations	61,140	53,804	7,336	—	—
Total	$2,147,170	$1,130,170	$256,951	$370,535	$389,514
(1)Includes interest payments. Interest payments on $506 million of variable rate debt were estimated based on rates as of March 31, 2023. We have entered into interest rate swaps that effectively convert the interest payments on $310 million of the outstanding balance of our two bank term loans from variable to fixed. The fixed rate has been used to determine the contractual interest payments for all periods.
In addition to principal and interest payments on notes payable and long-term debt, our contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield, and prices will depend on the quality of the tobacco delivered. We have partially funded our tobacco purchases in some origins with short-term advances to farmers and other suppliers, which totaled approximately $171 million, net of allowances, at March 31, 2023.
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
Inventories
Inventories of tobacco are valued at the lower of cost or net realizable value with cost determined under the specific cost method. Raw materials are clearly identified at the time of purchase. Other inventories consist primarily of unprocessed and processed food and vegetable ingredients, extracts, seed, fertilizer, packing materials, and other supplies. We track the costs associated with raw materials in the final product lots, and maintain this identification through the time of sale. We also capitalize direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. We write down inventory for changes in net realizable value based upon assumptions related to future demand and market conditions if the indicated value is below cost. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write-downs. We experience inventory write-downs routinely. Inventory write-downs in fiscal years 2023, 2022, and 2021 were $14.0 million, $19.9 million, and $13.5 million, respectively.
Advances to Tobacco Suppliers
In many sourcing origins, we provide tobacco growers with agronomy services and seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature and are customarily repaid upon delivery of tobacco to us. In several origins, we have also made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to repay maturing advances. In those cases, we may extend repayment of the advances into the following crop year. We will incur losses whenever we are unable to recover the full amount of the loans and advances. At each reporting period, we must make estimates and assumptions in determining the valuation allowance for advances to farmers. At March 31, 2023, the gross balance of advances to tobacco suppliers totaled approximately $199 million, and the related valuation allowance totaled approximately $24 million.
Recoverable Value-Added Tax Credits
In many foreign countries, we pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When we sell tobacco to customers in the country of origin, we generally collect VAT on those sales. We are normally permitted to offset our VAT payments against those collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where our tobacco sales are predominately for export markets, we often do not generate enough VAT collections on downstream sales to fully offset our VAT payments. In those situations, we can accumulate unused VAT credits. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, in some countries we can accumulate significant balances of VAT credits over time. We review these balances on a regular basis, and we record valuation allowances on the credits to reflect amounts that we do not expect to recover, as well as discounts anticipated on credits we expect to sell or transfer. In determining the appropriate valuation allowance to record in a given jurisdiction, we must make various estimates and assumptions about factors affecting the ultimate recovery of the VAT credits. At March 31, 2023, the gross balance of recoverable tax credits (primarily VAT) totaled approximately $64 million, and the related valuation allowance totaled approximately $22 million.
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

Goodwill
We review the carrying value of goodwill for potential impairment on an annual basis and at any time that events or business conditions indicate that it may be impaired. As permitted under Accounting Standards Codification Topic 350 (“ASC 350”), at March 31, 2023 and 2022, we elected to base our initial assessment of potential impairment on qualitative factors. Those factors did not indicate any impairment of our recorded goodwill in fiscal year 2023. In fiscal years prior to basing our initial assessment on qualitative factors, we followed the quantitative approach in ASC 350 in assessing the fair value of our goodwill, which involved the use of discounted cash flow models (Level 3 of the fair value hierarchy under GAAP). Under our current qualitative assessment, we would also use those discounted cash flow models to measure any expected impairment indicated by the assessment. The calculations in these models are not based on observable market data from independent sources and therefore require significant management judgment with respect to operating earnings growth rates and the selection of an appropriate discount rate. Significant adverse changes in our operations or our estimates of future cash flows for a reporting unit with recorded goodwill, such as those caused by unforeseen events or changes in market conditions, could result in an impairment charge. A majority of our consolidated goodwill balance relates to our reporting unit in Brazil and the acquisitions of FruitSmart (January 1, 2020), Silva (October 1, 2020), and Shank's (October 4, 2021).
Fair Value Measurements
We hold various financial assets and financial liabilities that are required to be measured and reported at fair value in our financial statements, including money market funds, trading securities associated with deferred compensation plans, interest rate swaps, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers. We follow the relevant accounting guidance in determining the fair values of these financial assets and liabilities. Money market funds are valued based on net asset value (“NAV”), which is used as a practical expedient to measure the fair value of those funds (not classified within the fair value hierarchy). Quoted market prices (Level 1 of the fair value hierarchy) are used in most cases to determine the fair values of trading securities. Interest rate swaps and forward foreign currency exchange contracts are valued based on dealer quotes using discounted cash flow models matched to the contractual terms of each instrument (Level 2 of the fair value hierarchy). We incorporate credit risk in determining the fair values of our financial assets and financial liabilities, but that risk did not materially affect the fair values of any of those assets or liabilities at March 31, 2023. We estimate the fair value of acquisition-related contingent consideration obligations by applying an income approach model that utilizes probability-weighted discounted cash flows. Each period we evaluate the fair value of the acquisition-related contingent consideration obligations. Significant judgment is applied to this model and therefore acquisition-related contingent consideration obligation is classified within Level 3 of the fair value hierarchy. In fiscal year 2022, the evaluation of the contingent consideration for the FruitSmart acquisition resulted in the reduction of the remaining $2.5 million of contingent consideration of the original $6.7 million liability recorded in fiscal year 2020.
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

As of March 31, 2023, the effect of the indicated increase or decrease in the selected pension and other postretirement benefit valuation assumptions is shown below. The effect assumes no change in benefit levels.

(in thousands of dollars)	Effect on 2023 Projected Benefit Obligation Increase (Decrease)	Effect on 2024 Annual Expense Increase (Decrease)
Changes in Assumptions for Pension Benefits
Discount Rate:
1% increase	$(23,431)	$(1,396)
1% decrease	28,246	2,445
Expected Long-Term Return on Plan Assets:
1% increase	—	(2,394)
1% decrease	—	2,393

Changes in Assumptions for Other Postretirement Benefits
Discount Rate:
1% increase	(1,526)	(110)
1% decrease	1,776	138
Healthcare Cost Trend Rate:
1% increase	109	30
1% decrease	(101)	(28)
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

OTHER INFORMATION REGARDING TRENDS
AND MANAGEMENT’S ACTIONS
Our financial performance depends on our ability to obtain an appropriate price for our products and services, to secure the product volumes and quality desired by our customers, and to maintain efficient, competitive operations. As the leading global leaf tobacco supplier, we continually monitor for issues and opportunities that may impact the supply of and demand for leaf tobacco, the volumes of leaf tobacco that we handle, and the services we provide. Our plant-based ingredients platform similarly requires us to monitor issues and opportunities that may impact supply and demand for the materials we source, the products we sell, and the services we provide.
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
Mature Leaf Tobacco Markets
Leaf tobacco is sourced directly by product manufacturers, by global leaf suppliers such as ourselves, and by other smaller, mostly regional or local, leaf suppliers. We estimate that, of the flue-cured and burley tobacco grown outside of China in countries that are key export markets for tobacco, on average about a third is purchased directly by major manufacturers. Global leaf suppliers also usually purchase about a third of the tobacco, and the remainder is sourced by the smaller regional or local suppliers. In some markets the tobacco purchased directly by manufacturers is processed by the global leaf suppliers. Although we operate in a mature industry, where global consumption of cigarettes outside of China has been relatively flat and consumption of American-blend cigarettes have been declining at a compound annual growth rate of about 1.8% over the last five years, our primary mission is to remain the leading global leaf tobacco supplier. In recent years, we have been and believe that we will continue to be able to grow parts of our business and maintain performance despite declines in demand for leaf tobacco from product manufacturers. We have done this by continuing to increase our delivery of services, driving supply chain efficiencies, enhancing the range of services we provide to certain customers, including direct buying, agronomic support, and specialized processing services, and improving our market share. We intend to continue to work to expand our business while at the same time maintaining an appropriate return for the services we provide and believe that there are several longer-term trends in the industry, such as a focus on sustainability, that could provide additional opportunities for us both to offer additional services to our customers and to increase our market share.
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
We have also seen some reductions in sourcing from lower-volume tobacco growing origins by both global leaf suppliers and major manufacturers. Flue-cured tobacco is produced in about 65 countries around the world, and burley tobacco is grown in about 45 countries. However, over 80% of both the flue-cured tobacco grown outside of China and the worldwide burley tobacco production is sourced from the top ten growing areas for each type of tobacco. We believe that these moves to reduce sourcing areas and concentrate on major tobacco export markets are another way for the industry to increase efficiency and to reduce costs. We have contributed to cost reduction and elimination of excess capacity in the supply chain through the closure or realignment of programs in Argentina, Canada, Germany, Italy, Hungary, Malawi, Nicaragua, Switzerland, Tanzania, and Zambia. We maintain a strong presence in all of the major tobacco sourcing areas and believe that any growth in these areas would favor global leaf suppliers such as ourselves. In the future, we expect that increased regulations requiring stringent monitoring and testing of leaf chemistry and compliant sourcing documentation will place greater emphasis on major sourcing areas.
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
Leaf Tobacco Supply
Flue-cured tobacco crops grown outside of China decreased in fiscal year 2023 by about 5% to 1.6 billion kilos compared to fiscal year 2022, with production levels below historical averages. Global burley tobacco production was also below historical levels in fiscal year 2023, and at about 353 million kilos, decreased by 12% compared to the burley crops grown in our fiscal year 2022. Both the flue-cured tobacco production grown outside of China and the global burley tobacco crop are projected to increase by about 12% to 1.8 billion kilos and by about 27% to about 450 million kilos, respectively, in fiscal year 2024. We estimate that as of March 31, 2023, industry uncommitted flue-cured and burley inventories, excluding China were at historically low levels. At this time, we believe that both flue-cured tobacco and burley tobacco supply are in undersupply positions.
We also forecast that oriental tobacco production will decrease by about 6% and dark air-cured tobacco production will remain flat in fiscal year 2024. We believe both oriental tobaccos and dark air-cured tobaccos are in undersupply positions. Over the long term, we believe that global tobacco production will continue to move in line with slightly declining total demand. South America, Asia, Africa, and North America will remain key sourcing regions for flue-cured and burley tobaccos.
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
Leaf Tobacco Demand
Industry data from the TMA shows that over the past five years, world consumption of cigarettes outside of China was relatively flat, growing at a compound annual growth rate of just under 1%, and consumption of American-blend cigarettes has been declining at a compound annual growth rate of 1.8%. We expect that near term global demand for leaf tobacco will slowly decline in line with global cigarette consumption.
Our sales consist primarily of flue-cured, burley, and dark air-cured tobaccos. Flue-cured and burley tobaccos, along with oriental tobaccos, are used in American-blend cigarettes which are primarily smoked in Western Europe and the United States. English-blend cigarettes which use flue-cured tobacco are mainly smoked in the United Kingdom and Asia and other emerging markets. Industry data shows that consumption of American-blend cigarettes was declining for the five years ended in 2022. If demand for American-blend cigarettes declines at a higher rate than reductions in demand for English-blend cigarettes, there may be less demand for burley and oriental tobaccos and more demand for flue-cured tobacco. However, demand is affected by many factors, including regulation, product taxation, illicit trade, alternative tobacco products, and Chinese imports. To the extent that domestic leaf production and inventory durations in China do not meet requirements for Chinese cigarette blends, that tobacco could be sourced from other origins where we have major market positions. On a year-to-year basis, we are also susceptible to fluctuations in leaf supply due to crop sizes and leaf demand as manufacturers adjust inventories or respond to changes in cigarette markets. We currently believe that the supply of flue-cured tobaccos and burley tobaccos are in an undersupply relative to anticipated demand. However, inventories held by our customers may affect their near-term demand for leaf tobacco. We also sell oriental tobaccos, which are used in American-blend cigarettes, and dark tobaccos, which are used in cigars and other smokeless products. In recent years, we have seen increased demand for natural wrapper tobacco particularly for the European and U.S. machine-made cigar markets. While we expect demand for dark tobaccos used in cigar filler to be generally in line with supply, we are continuing to see strong demand for wrapper tobacco.
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

Over the past decade, the FDA has focused on establishing the scientific foundation and regulatory framework for regulating tobacco products in the United States. On May 10, 2016, the FDA released “deeming” regulations to extend FDA oversight over all tobacco products, including electronic nicotine delivery systems, cigars, hookah tobacco, pipe tobacco, dissolvables, and “novel and future products.” Additionally, Congress extended FDA’s authority to include regulation of tobacco products using synthetically manufactured nicotine in addition to naturally derived nicotine in March 2022. The regulations require tobacco product manufacturers to register tobacco products that were on the market on February 15, 2007, and to seek FDA authorization to sell any products modified or introduced after such date. All submissions require manufacturers to list ingredients in their products. In April 2022, the FDA released two proposed rules to advance product standards intended to ban menthol in cigarettes and characterizing flavors in cigars. In January 2023, the FDA announced they expect to make a decision to finalize the rules in calendar year 2023. The flavored tobacco product category accounts for a significant percentage of the U.S. market, and these product standards would likely impact future leaf demand if adopted. It is also expected that if these bans are adopted, they will be challenged in the legal system so it is not possible at this time to predict when and if these bans become effective.
Although less than 5% of cigarettes manufactured worldwide are consumed in the United States, the FDA is widely considered a global leader in the “science-driven” regulation of tobacco products. The FDA operates in stark contrast to the WHO’s “politically driven” approach to nicotine use. The WHO is reluctant to accept one nicotine product as more/less risky than another, and their suggested solution is either rigorous regulation or outright prohibition. The continued implementation and enforcement of the Tobacco Act in the United States is likely to influence the tobacco control measures considered by other countries and international bodies, including the WHO. It is impossible to predict the ultimate impact these developing regulations will have on our business, but any reduction in the demand for our customer’s products will adversely affect the demand for leaf tobacco.
Global Acceptance of the Continuum of Risk in the Regulation of Novel Tobacco Products
As novel tobacco products, such as e-cigarettes and heat-not-burn devices, emerge in the global market, governments are tasked with developing the appropriate, science-driven approach to regulation. In 2017, then Commissioner of the FDA, Scott Gottlieb, announced a new regulatory approach for the regulation of tobacco products that embraced the placement of each product somewhere along a “continuum of risk”. This comprehensive plan on nicotine use sought to facilitate an adult tobacco consumer’s switch from combustible cigarettes to less risky products found lower on the continuum. As part of this regulatory scheme, the FDA approved the first “heat-not-burn” and “very-low nicotine” premarket tobacco applications to permit the sale of these products within the United States. Furthermore, the FDA approved their first modified risk tobacco products applications to permit certain products in the heat-not-burn and smokeless categories to make modified exposure or risk claims. Although the WHO FCTC does not include specific harm-reduction provisions in the language of the treaty, a growing number of countries have established tobacco control strategies incorporating a continuum of risk concept. In addition, the global tobacco product market is continuously diversifying to include a wide array of novel tobacco products to serve as alternatives to combustible cigarettes.
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
Illicit Trade
Illicit trade is another factor which influences demand for legally and sustainably produced leaf tobacco. The WHO estimates that one in every ten cigarettes consumed globally is illicit. Individual governments like the United States, European Union, and Brazil have initiated substantial steps in combating illicit trade. In 2012, the WHO FCTC adopted an illicit trade protocol which has been so far ratified by only one third of its 182 parties. We continue to support both governmental and industry efforts to eradicate illicit trade.

Ingredients Operations Trends
Following our capital allocation strategy, we have made disciplined investments within our leaf business to take advantage of growth opportunities in tobacco as well as in our plant-based ingredients platform that utilize our assets and capabilities. Through these actions, we believe that we will be able to deliver enhanced shareholder value despite operating in the mature leaf tobacco industry.
We made significant strategic investments in our plant-based ingredients platform in fiscal years 2020, 2021, and 2022. We acquired FruitSmart in January 2020, Silva in October 2020, and Shank's in October 2021. In fiscal year 2023, we made additional investments to enhance operational synergies among the businesses and grow the platform offerings, including by investing in key sales and product development personnel to promote and expand the full range of our capabilities across the plant-based ingredients platform. As we move into fiscal year 2024, we are working on further enhancements and expansion of our production capabilities. Our ingredients businesses provide our business-to-business customers with a broad variety of plant-based ingredients for both human and pet consumption. A variety of value-added manufacturing processes are used in these businesses to convert raw materials into a wide spectrum of fruit and vegetable juices, concentrates, dehydrated products, and botanical extracts and flavorings. These businesses provide value-added agricultural processing, part of the agricultural value chain where we possess significant business expertise. We consider the agricultural value chain to consist of agricultural inputs, crop production, agricultural processing, manufacture and distribution, and retail sales.
We have been achieving operational synergies across the platform among our businesses and have also made considerable progress on our vision for the segment, providing a total solution-based approach for our customers that utilizes our broad spectrum of capabilities in fruits, vegetables and botanical extracts and flavorings. Our consolidated sales efforts allow us to introduce additional products from across our platform to our existing customers, while also pursuing opportunities with new customers. We also see potential in providing our customers with product offerings that combine ingredients from across our platform; for example, combining fruit juice, dehydrated vegetables, and botanical extracts into a new beverage concept or into a smoothie.
One of the markets our plant-based ingredients platform serves is the growing global health and wellness market. According to industry estimates this market is projected to grow at an annual rate of over 10% from 2022 to 2031. In addition, the COVID-19 pandemic had a positive impact on the global health and wellness market as many consumers focused on mental and physical health. This focus is driving strong consumer demand for healthy foods. Many of our ingredients can be used as additive components of healthy food products. We continue to believe that there will be strong demand for healthy foods going forward and that our ingredients portfolio can provide food manufacturers with innovative ingredients solutions to support these types of products.
Another of the growing end markets for ingredients products is the global pet food market. This market could climb to over $135 billion globally by 2030, according to industry projections. Our platform is well positioned to take advantage of increasing demand in the pet food end market as well as for other natural and clean-label products across the end markets it serves.
As we continue to grow our plant-based ingredients platform, we will explore and develop targeted opportunities to vertically integrate certain plant-based ingredients from our tobacco growing areas to capitalize on our strengths and capabilities there. We have established grower networks and agricultural support infrastructure in origins where we source tobacco, and we also have strong, mature sustainability programs in those origins. We believe that ingredients produced in a sustainable manner will grow in importance to our customers and, as a result, will favor suppliers who are able to deliver these products.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding the portion of our bank term loans that have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $506 million at March 31, 2023. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $3.1 million, that amount would be at least partially mitigated by changes in charges to customers.
In addition, changes in interest rates affect the calculation of our pension plan liabilities. As rates decrease, the liability for the present value of amounts expected to be paid under the plans increases. Rate changes also affect expense. As of the March 31, 2023 measurement date, a 1% decrease in the discount rate would have increased the projected benefit obligation (“PBO”) for pensions by $28 million and increased annual pension expense by $2 million. Conversely, a 1% increase in the discount rate would have reduced the PBO by $23 million and reduced annual pension expense by $1 million.
Currency Risk
The international leaf tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country. We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency. Any currency gains or losses on those advances are usually offset by increases or decreases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries. We are vulnerable to currency remeasurement gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. We recognized net remeasurement gains of $3.9 million in fiscal year 2023, $19.0 million of net remeasurement losses in fiscal year 2022, and $8.5 million of net remeasurement gains in fiscal year 2021. We recognized net foreign currency transaction losses of $8.8 million in fiscal year 2023, and net foreign currency transaction gains of $18.0 million in fiscal year 2022, and $1.4 million of net foreign currency losses in fiscal year 2021. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. We have entered forward currency exchange contracts to hedge against the effects of currency movements on purchases of tobacco to reduce the volatility of costs. In addition, we periodically enter into forward contracts to hedge balance sheet exposures. See Note 11 to the consolidated financial statements in Item 8 for additional information about our hedging activities.
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

Item 8.   Financial Statements and Supplementary Data
UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars, except share and per share data)	2023	2022	2021
Sales and other operating revenues	$2,569,824	$2,103,601	$1,983,357

Costs and expenses
Cost of goods sold	2,111,539	1,694,675	1,597,354
Selling, general and administrative expenses	277,213	240,686	219,789
Other income	—	(2,532)	(4,173)
Restructuring and impairment costs	—	10,457	22,577

Operating income	181,072	160,315	147,810
Equity in pretax earnings of unconsolidated affiliates	2,383	6,095	2,985
Other non-operating income (expense)	1,791	2,687	(440)
Interest income	6,023	917	325
Interest expense	49,300	27,747	24,954

Income before income taxes	141,969	142,267	125,726
Income taxes	11,733	38,663	29,412

Net income	130,236	103,604	96,314
Less: net income attributable to noncontrolling interests in subsidiaries	(6,184)	(17,027)	(8,904)
Net income attributable to Universal Corporation	$124,052	$86,577	$87,410

Earnings per share:
Basic	$5.01	$3.50	$3.55
Diluted	$4.97	$3.47	$3.53

Weighted average common shares outstanding:
Basic	24,773,710	24,764,177	24,656,009
Diluted	24,943,841	24,922,896	24,788,566
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars)	2023	2022	2021
Net income	$130,236	$103,604	$96,314
Other comprehensive income (loss):
Foreign currency translation, net of income taxes	(3,166)	(6,367)	8,272
Foreign currency hedge, net of income taxes	1,320	3,993	11,812
Interest rate hedge, net of income taxes	6,113	18,620	7,922
Pension and other postretirement benefit plans, net of income taxes	3,089	5,943	17,038
Total other comprehensive income (loss), net of income taxes	7,356	22,189	45,044
Total comprehensive income	137,592	125,793	141,358
Less: comprehensive income attributable to noncontrolling interests	(6,286)	(16,490)	(9,388)

Comprehensive income attributable to Universal Corporation	$131,306	$109,303	$131,970
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands of dollars)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$64,690	$81,648
Accounts receivable, net	402,073	385,437
Advances to suppliers, net	170,801	129,838
Accounts receivable—unconsolidated affiliates	12,210	4,540
Inventories—at lower of cost or net realizable value:
Tobacco	833,876	822,513
Other	202,907	194,161
Prepaid income taxes	16,493	13,095
Other current assets	99,840	116,779
Total current assets	1,802,890	1,748,011

Property, plant and equipment
Land	24,926	23,959
Buildings	311,138	293,935
Machinery and equipment	689,220	668,451
	1,025,284	986,345
Less accumulated depreciation	(674,122)	(641,227)
	351,162	345,118
Other assets
Operating lease right-of-use assets	40,505	40,243
Goodwill, net	213,922	213,998
Other intangibles, net	80,101	92,571
Investments in unconsolidated affiliates	76,184	81,006
Deferred income taxes	13,091	11,616
Pension asset	9,984	12,667
Other noncurrent assets	51,343	41,115
	485,130	493,216

Total assets	$2,639,182	$2,586,345

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS—(Continued)

	March 31,
(in thousands of dollars)	2023	2022
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$195,564	$182,639
Accounts payable	83,213	168,491
Accounts payable—unconsolidated affiliates	5,830	5,308
Customer advances and deposits	3,061	13,724
Accrued compensation	33,108	27,281
Income taxes payable	3,274	7,427
Current portion of operating lease liabilities	11,404	10,303
Accrued expenses and other current liabilities	106,533	103,551
Current portion of long-term debt	—	—
Total current liabilities	441,987	518,724

Long-term debt	616,809	518,547
Pensions and other postretirement benefits	42,769	52,890
Long-term operating lease liabilities	25,540	29,617
Other long-term liabilities	32,512	34,464
Deferred income taxes	42,613	47,334
Total liabilities	1,202,230	1,201,576

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 24,555,361 shares issued and outstanding (24,550,019 at March 31, 2022)	337,247	330,662
Retained earnings	1,136,898	1,094,192
Accumulated other comprehensive loss	(77,057)	(84,311)
Total Universal Corporation shareholders' equity	1,397,088	1,340,543
Noncontrolling interests in subsidiaries	39,864	44,226
Total shareholders' equity	1,436,952	1,384,769

Total liabilities and shareholders' equity	$2,639,182	$2,586,345
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(in thousands of dollars)	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$130,236	$103,604	$96,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,300	52,521	44,733
Provision for losses (recoveries) on advances	10,584	5,988	5,534
Inventory write-downs	13,995	19,944	13,463
Stock-based compensation expense	8,419	6,186	6,106
Foreign currency remeasurement loss (gain), net	(3,892)	19,029	(8,475)
Foreign currency exchange contracts	14,163	(13,210)	(1,567)
Deferred income taxes	(7,657)	(2,473)	(2,335)
Equity in net income of unconsolidated affiliates, net of dividends	4,010	(329)	(296)
Brazil tax ruling	(29,236)	—	—
Restructuring and impairment costs	—	10,457	22,577
Restructuring payments	—	(4,134)	(8,283)
Change in estimated fair value of contingent consideration for FruitSmart acquisition	—	(2,532)	(4,173)
Other, net	(6,248)	513	(1,373)
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(74,657)	(23,185)	(5,239)
Inventories	(41,867)	(245,920)	54,553
Other assets	10,821	(15,991)	(11,354)
Accounts payable	(84,588)	108,746	11,331
Accrued expenses and other current liabilities	3,365	14,356	14,840
Income taxes	(7,811)	6,644	(4,516)
Customer advances and deposits	(7,494)	4,668	(1,426)
Net cash provided (used) by operating activities	(10,557)	44,882	220,414
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(54,674)	(53,203)	(66,154)
Purchase of business, net of cash held by the business	—	(102,462)	(161,751)
Proceeds from sale of business, less cash of businesses sold	3,245	—	—
Proceeds from sale of property, plant and equipment	1,079	13,004	11,436
Other	—	—	(800)
Net cash used by investing activities	(50,350)	(142,661)	(217,269)
Cash Flows From Financing Activities:
Issuance (repayment) of short-term debt, net	24,712	79,286	29,396
Issuance of long-term debt	123,481	—	150,000
Repayment of long-term debt	(23,481)	—	—
Dividends paid to noncontrolling interests in subsidiaries	(10,221)	(13,390)	(10,881)
Repurchase of common stock	(3,448)	(3,053)	—
Dividends paid on common stock	(77,391)	(76,436)	(75,177)
Proceeds from termination of interest rate swap agreements	11,786	—	—
Debt issuance costs and other	(6,489)	(3,167)	(1,949)
Net cash provided (used) by financing activities	38,949	(16,760)	91,389

Effect of exchange rate changes on cash	(1,000)	(1,034)	1,257
Net increase (decrease) in cash and cash equivalents	(22,958)	(115,573)	95,791
Cash, restricted cash and cash equivalents at beginning of year	87,648	203,221	107,430
Cash, Restricted Cash and Cash Equivalents at End of Year	$64,690	$87,648	$203,221

Supplemental Information:
Cash and cash equivalents	$64,690	$81,648	$197,221
Restricted cash (Other noncurrent assets)	—	6,000	6,000
Total cash, restricted cash and cash equivalents	$64,690	$87,648	$203,221

Supplemental information—cash paid for:
Interest	$49,882	$27,113	$24,198
Income taxes, net of refunds	$49,073	$33,010	$36,443
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2023
Balance at beginning of year	$330,662	$1,094,192	$(84,311)	$44,226	$1,384,769
Changes in common stock
Repurchase of common stock	(893)	—	—	—	(893)
Accrual of stock-based compensation	8,420	—	—	—	8,420
Withholding of shares from stock-based compensation for grantee income taxes	(2,090)	—	—	—	(2,090)
Dividend equivalents on restricted stock units (RSUs)	1,148	—	—	—	1,148
Changes in retained earnings
Net income	—	124,052	—	6,184	130,236
Cash dividends declared on common stock ($3.16 per share)	—	(77,643)	—	—	(77,643)
Repurchase of common stock	—	(2,555)	—	—	(2,555)
Dividend equivalents on restricted stock units (RSUs)	—	(1,148)	—	—	(1,148)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	(3,268)	102	(3,166)
Foreign currency hedge, net of income taxes	—	—	1,320	—	1,320
Interest rate hedge, net of income taxes	—	—	6,113	—	6,113
Pension and other postretirement benefit plans, net of income taxes	—	—	3,089	—	3,089
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(10,221)	(10,221)
Other	—	—	—	(427)	(427)
Balance at end of year	$337,247	$1,136,898	$(77,057)	$39,864	$1,436,952

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2022
Balance at beginning of year	$326,673	$1,087,663	$(107,037)	$41,126	$1,348,425
Changes in common stock
Repurchase of common stock	(782)	—	—	—	(782)
Accrual of stock-based compensation	6,187	—	—	—	6,187
Withholding of shares from stock-based compensation for grantee income taxes	(2,486)	—	—	—	(2,486)
Dividend equivalents on restricted stock units (RSUs)	1,070	—	—	—	1,070
Changes in retained earnings
Net income	—	86,577	—	17,027	103,604
Cash dividends declared on common stock ($3.12 per share)	—	(76,707)	—	—	(76,707)
Repurchase of common stock	—	(2,271)	—	—	(2,271)
Dividend equivalents on restricted stock units (RSUs)	—	(1,070)	—	—	(1,070)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	(5,830)	(537)	(6,367)
Foreign currency hedge, net of income taxes	—	—	3,993	—	3,993
Interest rate hedge, net of income taxes	—	—	18,620	—	18,620
Pension and other postretirement benefit plans, net of income taxes	—	—	5,943	—	5,943
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(13,390)	(13,390)
Balance at end of year	$330,662	$1,094,192	$(84,311)	$44,226	$1,384,769

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2021
Balance at beginning of year	$321,502	$1,076,760	$(151,597)	$42,619	$1,289,284
Changes in common stock
Accrual of stock-based compensation	6,106	—	—	—	6,106
Withholding of shares from stock-based compensation for grantee income taxes	(1,949)	—	—	—	(1,949)
Dividend equivalents on restricted stock units (RSUs)	1,014	—	—	—	1,014
Changes in retained earnings
Net income	—	87,410	—	8,904	96,314
Cash dividends declared on common stock ($3.08 per share)		(75,493)	—	—	(75,493)
Dividend equivalents on restricted stock units (RSUs)	—	(1,014)	—	—	(1,014)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	7,788	484	8,272
Foreign currency hedge, net of income taxes	—	—	11,812	—	11,812
Interest rate hedge, net of income taxes	—	—	7,922	—	7,922
Pension and other postretirement benefit plans, net of income taxes	—	—	17,038	—	17,038
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(10,881)	(10,881)
Balance at end of year	$326,673	$1,087,663	$(107,037)	$41,126	$1,348,425

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Fiscal Year Ended March 31,
	2023	2022	2021
Common Shares Outstanding:
Balance at beginning of year	24,550,019	24,514,867	24,421,835
Issuance of common stock	71,466	93,416	93,032
Repurchase of common stock	(66,124)	(58,264)	—
Balance at end of year	24,555,361	24,550,019	24,514,867
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
The equity method of accounting is used for investments in companies where Universal Corporation has a voting interest of 20% to 50%. These investments are accounted for under the equity method because Universal exercises significant influence over those companies, but not control. The Company received dividends totaling $5.6 million in fiscal year 2023, $4.3 million in fiscal year 2022, and $2.9 million in fiscal year 2021, from companies accounted for under the equity method. Investments where Universal has a voting interest of less than 20% are not significant and do not have readily determinable fair values. As such, the Company has elected the alternate method of measuring these investments at cost, less any impairment. The Company's 49% ownership interest in Socotab L.L.C. (“Socotab”), a leading supplier of oriental tobaccos with operations located principally in Eastern Europe and Turkey, is the primary investment accounted for under the equity method. The investment in Socotab is an important part of the Company's overall product and service arrangements with its major customers. The Company reviews the carrying value of its investments in Socotab and its other unconsolidated affiliates on a regular basis and considers whether any factors exist that might indicate an impairment in value that is other than temporary.
The Company's operations in Zimbabwe are deconsolidated under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. The investment in the Zimbabwe operations is accounted for at cost and was zero at March 31, 2023 and 2022. The Company has a net foreign currency translation loss associated with the Zimbabwe operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss at March 31, 2023. As a regular part of its reporting, the Company reviews the conditions that resulted in the deconsolidation of the Zimbabwe operations to confirm that such accounting treatment is still appropriate. Dividends from the Zimbabwe operations are recorded in income in the period received.
The Company holds less than a 100% financial interest in certain consolidated subsidiaries. The net income and shareholders’ equity attributable to the noncontrolling interests in these subsidiaries are reported on the face of the consolidated financial statements. There were no material changes in the Company’s ownership percentage in any of these subsidiaries during fiscal years 2023, 2022, or 2021.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
consolidated income tax expense. For unconsolidated affiliates located in foreign jurisdictions, repatriation of the Company’s share of the earnings through dividends is assumed in determining consolidated income tax expense.
The following table provides a reconciliation of (1) equity in the pretax earnings of unconsolidated affiliates, as reported in the consolidated statements of income to (2) equity in the net income of unconsolidated affiliates, net of dividends, as reported in the consolidated statements of cash flows for the fiscal years ended March 31, 2023, 2022, and 2021:

	Fiscal Year Ended March 31,
	2023	2022	2021
Equity in pretax earnings reported in the consolidated statements of income	$2,383	$6,095	$2,985
Less: Equity in income taxes	(781)	(1,481)	180
Equity in net income	1,602	4,614	3,165
Less: Dividends received on investments (1)	(5,612)	(4,285)	(2,869)
Equity in net income, net of dividends, reported in the consolidated statements of cash flows	$(4,010)	$329	$296
(1)    In accordance with the applicable accounting guidance, dividends received from unconsolidated affiliates accounted for on the equity method that represent a return on capital (i.e., a return of earnings on a cumulative basis) are presented as operating cash flows in the consolidated statements of cash flows.
Earnings Per Share
 The Company calculates basic earnings per share based on Net income attributable to Universal Corporation. The calculation uses the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed in a similar manner using the weighted average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares include unvested restricted stock units and performance share units that are assumed to be fully vested and paid out in shares of common stock.
Calculations of earnings per share for the fiscal years ended March 31, 2023, 2022, and 2021, are provided in Note 5.
Cash, Restricted Cash, and Cash Equivalents
 All highly liquid investments with a maturity of three months or less at the time of purchase are classified as cash equivalents. Restricted cash was associated with the acquisition of Silva International, Inc. ("Silva") and was recognized as a component of other noncurrent assets at March 31, 2022 and 2021. The restricted cash associated with the Silva acquisition was released to the selling shareholder during the fiscal year ended March 31, 2023.
Advances to Tobacco Suppliers
In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are typically short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to tobacco suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to tobacco suppliers totaled approximately $199 million at March 31, 2023 and $153 million at March 31, 2022. The related valuation allowances totaled $24 million at March 31, 2023, and $19 million at March 31, 2022, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions for estimated uncollectible amounts of approximately $10.6 million in fiscal year 2023, $6.0 million in fiscal year 2022, and $5.5 million in fiscal year 2021. These net provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Advances on which interest accrual had been discontinued totaled approximately $3 million and $4 million at March 31, 2023 and 2022, respectively.
Inventories
Inventories are valued at the lower of cost or net realizable value. Raw materials primarily consist of unprocessed leaf tobacco, which is clearly identified by type and grade at the time of purchase. The Company tracks the costs associated with this tobacco in the final product lots, and maintains this identification through the time of sale. This method of cost accounting is

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
referred to as the specific cost or specific identification method. The predominant cost component of the Company’s inventories is the cost of the unprocessed tobacco. Direct and indirect processing costs related to these raw materials are capitalized and allocated to inventory in a systematic manner. The Company does not capitalize any interest or sales-related costs in inventory. Freight costs are recorded in cost of goods sold. Other inventories consist primarily of unprocessed and processed food and vegetable ingredients, botanical extracts, seed, fertilizer, packing materials, and other supplies, and are valued using the specific cost method.
Recoverable Value-Added Tax Credits
In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time, and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At March 31, 2023 and 2022, the aggregate balances of recoverable tax credits held by the Company’s subsidiaries totaled approximately $64 million and $67 million, respectively, and the related valuation allowances totaled approximately $22 million and $21 million, respectively. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.
Property, Plant and Equipment
Depreciation of property, plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated primarily using the straight-line method. Buildings include processing and blending facilities, offices, and warehouses. Machinery and equipment consists of processing and packing machinery and transport, office, and computer equipment. Estimated useful lives range as follows: buildings - 15 to 40 years; processing and packing machinery - 3 to 11 years; transport equipment - 3 to 10 years; and office and computer equipment - 3 to 12 years. Where applicable and material in amount, the Company capitalizes related interest costs during periods that property, plant and equipment are being constructed or made ready for service. No interest was capitalized in fiscal years 2023, 2022, or 2021.
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
Additional disclosures related to the Company's leases are provided in Note 10.
Goodwill and Other Intangibles
Goodwill and other intangibles are disclosed in Note 7. Goodwill principally consists of the excess of the purchase price of acquired companies over the fair value of the net assets. Goodwill is carried at the lower of cost or fair value and is reviewed for potential impairment on an annual basis as of the end of the fiscal year. Accounting Standards Codification Topic 350 (“ASC 350”) permits companies to base their initial assessments of potential goodwill impairment on qualitative factors, and the Company elected to use that approach at March 31, 2023 and 2022. Those factors did not indicate that it was more likely than not

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
that the fair value of any of the reporting units was less than their respective carrying value, therefore no potential impairment of the Company's recorded goodwill was noted as of those dates.
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
Fair Values of Financial Instruments
The fair value of the Company’s long-term debt, disclosed in Note 12, approximates the carrying amount since the variable interest rates in the underlying credit agreement reflect the market interest rates that were available to the Company at March 31, 2023. In periods when fixed-rate obligations are outstanding, fair values are estimated using market prices where they are available or discounted cash flow models based on current incremental borrowing rates for similar classes of borrowers and borrowing arrangements. The fair values of interest rate swap agreements designated as cash flow hedges and used to fix the variable benchmark rate on outstanding long-term debt are determined separately and recorded in other long-term liabilities. Except for interest rate swaps and forward foreign currency exchange contracts that are discussed below, the fair values of all other assets and liabilities that qualify as financial instruments approximate their carrying amounts.
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
Translation and Remeasurement of Foreign Currencies
The financial statements of foreign subsidiaries having the local currency as the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates applicable to each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of other comprehensive income or loss. The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement gains and losses that are included in earnings

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
as a component of selling, general, and administrative expenses. The Company recognized net remeasurement gains of $3.9 million and $8.5 million in fiscal years 2023 and 2021, respectively, and net remeasurement losses of $19.0 million in fiscal year 2022.
Foreign currency transactions and forward foreign currency exchange contracts that are not designated as hedges generate gains and losses when they are settled or when they are marked-to-market under the prescribed accounting guidance. These transaction gains and losses are also included in earnings as a component of selling, general, and administrative expenses. The Company recognized net foreign currency transaction losses of $8.8 million and $1.4 million in fiscal years 2023 and 2021, respectively, and net foreign currency transaction gains of $18.0 million in fiscal year 2022.
Customer Advances and Deposits
From time to time, the Company receives advances and deposits from customers for future delivery of finished goods. The advance payments are applied against customer receivables after performance obligations are completed and recognition of revenue is appropriate.
Revenue Recognition
Revenue is recognized when the Company completes its performance obligation for the transfer of products and services under its contractual arrangements with customers. For sales of tobacco, satisfaction of the performance obligation and recognition of the corresponding revenue is based on the transfer of the ownership and control of the product to the customer. A large percentage of the Company’s sales are to major multinational manufacturers of consumer tobacco products. The Company works closely with those customers to understand and plan for their requirements for volumes, styles, and grades of leaf tobacco from its various growing regions, and extensive coordination is maintained on an ongoing basis to determine and satisfy their requirements for transfer of ownership and physical shipment of processed tobacco. The customers typically specify, in sales contracts and in shipping documents, the precise terms for transfer of title and risk of loss for the tobacco. Customer returns and rejections are not significant, and the Company’s sales history indicates that customer-specific acceptance provisions are consistently met upon transfer of title and risk of loss.
While most of the Company’s revenue is derived from tobacco that is purchased from farmers, processed and packed in its factories, and then sold to customers, some revenue is earned from processing tobacco owned by customers and from other value-added services. The arrangements for processing services usually exist in specific markets where the customers contract directly with farmers for leaf production, and they have accounted for less than 5% of total revenue on an annual basis through the fiscal year ended March 31, 2023. Processing and packing of leaf tobacco is a short-duration process. Under normal operating conditions, raw tobacco that is placed into the production line exits as processed and packed tobacco within one hour, and is then later transported to customer-designated storage facilities. The revenue for these services is recognized when the performance obligation is met upon the completion of processing, and the Company's operating history indicates that customer requirements for processed tobacco are consistently met upon completion of processing.
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
Stock-Based Compensation
Share-based payments, such as grants of restricted stock units, performance share units, restricted stock, stock appreciation rights, and stock options, are measured at fair value and reported as expense in the financial statements over the requisite service or performance periods. Additional disclosures related to stock-based compensation are included in Note 15.
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
Pronouncements Adopted in Fiscal Year 2023
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
NOTE 2.   BUSINESS COMBINATIONS
Acquisition of Shank's Extracts, LLC
On October 4, 2021, the Company acquired 100% of the capital stock of Shank's Extract's, LLC (“Shank's”), a flavors and botanical extracts processing company, for approximately $100 million in cash and $2.4 million of additional working capital on-hand at the date of acquisition. The acquisition of Shank's diversifies the Company's product offerings and generates new opportunities for its plant-based ingredients platform.
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
The following table summarizes the final purchase price allocations of the assets acquired and liabilities assumed for the Shank's acquisition.

Shank's
Assets	October 4, 2021
Cash and cash equivalents	$754
Accounts receivable, net	6,643
Inventory	15,792
Other current assets	415
Property, plant and equipment	11,000
Operating lease right-of-use assets	8,531
Intangibles
Customer relationships	24,000
Developed technology	4,500
Non-compete agreements	3,000
Goodwill	41,061
Total assets acquired	115,696

Liabilities
Accounts payable and accrued expenses	6,159
Customer advances and deposits	351
Accrued compensation	655
Current portion operating lease liabilities	8,531
Total liabilities assumed	15,696

Total assets acquired and liabilities assumed	$100,000
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Ingredient Sales
In recent fiscal years, the Company has diversified operations through acquisition of established companies that offer customers a wide range of both liquid and dehydrated fruit and vegetable ingredient products, flavors, and botanical extracts. These operations procure raw materials from domestic and international growers and suppliers and through a variety of processing steps including sorting, cleaning, pressing, mixing, extracting, and blending to manufacture finished goods utilized in both human and pet food. The contracts for food ingredients with customers create a performance obligation to transfer the manufactured finished goods to the customer. Transaction prices for the sale of food ingredients are primarily based on negotiated fixed prices. At the point in time that the customer obtains control over the finished product, which is typically aligned with physical shipment under the contractual terms with the customer, the Company completes its performance obligation and recognizes the revenue for the sale.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Fiscal Year Ended March 31,
	2023	2022	2021
Tobacco sales	$2,093,493	$1,703,330	$1,715,066
Ingredient sales	294,302	250,595	127,393
Processing revenue	78,357	77,048	73,021
Other sales and revenue from contracts with customers	83,666	60,177	49,983
Total revenue from contracts with customers	2,549,818	2,091,150	1,965,463
Other operating sales and revenues	20,006	12,451	17,894
Consolidated sales and other operating revenues	$2,569,824	$2,103,601	$1,983,357
Other operating sales and revenues consists principally of interest on advances to tobacco suppliers and dividend income from unconsolidated affiliates.
Major Customers
A material part of the Company’s business is dependent upon a few customers. The Company’s seven largest customers are Altria Group, Inc, British American Tobacco plc, China Tobacco International, Inc., Imperial Brands plc, Japan Tobacco, Inc., Philip Morris International, Inc., and Swedish Match AB. In the aggregate, these customers have accounted for more than 60% of consolidated revenue for each of the past three fiscal years. For the fiscal years ended March 31, 2023, 2022, and 2021, revenue from Philip Morris International, Inc. accounted for revenue of approximately $460 million, $320 million, and $460 million, respectively, Imperial Brands plc accounted for revenue of approximately $430 million, $380 million, and $340 million, respectively, and British American Tobacco plc accounted for revenue of approximately $290 million, $260 million, and $210 million, respectively. These customers do business with various affiliates in the Company’s Tobacco Operations segment. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on the Company.
NOTE 4. RESTRUCTURING AND IMPAIRMENT COSTS
During the fiscal years ended March 31, 2022 and 2021, Universal recorded restructuring and impairment costs related to business changes and various initiatives to adjust certain operations and reduce costs. There were no restructuring costs incurred for the fiscal year ended March 31, 2023.
Fiscal Year Ended March 31, 2022
Tobacco Operations
As a result of efforts to exit the idled tobacco operations in Tanzania, the Company reevaluated the carrying values of property, plant, and equipment associated with the Tanzania operations. During the fiscal year ended March 31, 2022, the Company determined the carrying value exceeded the estimated fair value of those assets and recognized a $9.4 million impairment charge. During the fiscal year ended March 31, 2023, the Company sold all outstanding common stock, which included all properties, of the idled companies in Tanzania.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Ingredients Operations
In fiscal year 2021, the Company committed to a plan to wind-down its subsidiary, Carolina Innovative Food Ingredients, Inc. (“CIFI”), a sweet potato processing operation located in Nashville, North Carolina. The CIFI operation was a start-up project initially undertaken by the Company in fiscal year 2015. The decision to wind down CIFI was consistent with the Company’s capital allocation strategy to focus on delivering shareholder value through building and enhancing a plant-based ingredients platform, which includes integrating and exploring the synergies of acquired businesses, FruitSmart and Silva. The Company determined that CIFI was not a strategic fit for the platform’s long-term objectives. CIFI’s single-product focused processing facility and ongoing international pricing pressures, among other factors, created challenges that proved insurmountable. As a result of the decision to wind down the CIFI operations, the Company paid termination benefits totaling approximately $0.6 million to employees whose permanent positions were eliminated. In addition to the termination costs, the Company recognized various other costs associated with the wind-down of the CIFI facility. These costs include impairments of property, plant, and equipment (including the factory building), as well as inventory and supply write-downs. The total restructuring and impairment charge incurred for the CIFI wind-down was $16.1 million for the fiscal year ended March 31, 2021.
    A summary of the restructuring and impairment costs incurred during the fiscal years ended March 31, 2022 and 2021 is as follows:

	Fiscal Years Ended March 31,
	2022	2021
Restructuring Costs:
Employee termination benefits	$2,174	$5,237
Other restructuring costs	(24)	3,468
	2,150	8,705
Impairment Costs:
Property, plant, and equipment and other noncurrent assets	8,307	13,872
Total restructuring and impairment costs	$10,457	$22,577
A reconciliation of the Company’s liability for employee termination benefits and other restructuring costs for fiscal years 2021 through 2022 is as follows:

	Employee Termination Benefits	Other Costs	Total
Balance at April 1, 2020	$3,415	$—	$3,415
Fiscal Year 2021 Activity:
Costs charged to expense	5,237	3,468	8,705
Payments and write-offs	(7,282)	(2,855)	(10,137)
Balance at March 31, 2021	1,370	613	1,983
Fiscal Year 2022 Activity:
Costs charged to expense	2,174	(24)	2,150
Payments and write-offs	(3,544)	(589)	(4,133)
Balance at March 31, 2022	$—	$—	$—
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 5.   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
(in thousands, except share and per share data)	2023	2022	2021
Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$124,052	$86,577	$87,410

Denominator for basic earnings per share
Weighted average shares outstanding	24,773,710	24,764,177	24,656,009

Basic earnings per share	$5.01	$3.50	$3.55

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$124,052	$86,577	$87,410

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,773,710	24,764,177	24,656,009
Effect of dilutive securities
Employee and outside director share-based awards	170,131	158,719	132,557
Denominator for diluted earnings per share	24,943,841	24,922,896	24,788,566

Diluted earnings per share	$4.97	$3.47	$3.53
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
For fiscal years ended March 31, 2023, 2022, and 2021 the Company's U.S. federal statutory tax rate is 21.0%. The U.S. tax system is primarily territorial based after the enactment of the Tax Cuts and Jobs Act of 2017. The U.S. tax law imposes a tax on U.S. shareholders on certain low-taxed income earned by controlled foreign corporations, referred to as global intangible low-taxed income ("GILTI”). The Company has made an accounting policy election to account for any additional tax resulting from the GILTI provisions in the year in which it is incurred and has not recorded any deferred taxes on temporary book-tax differences related to this income.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Income Tax Expense
Income taxes for the fiscal years ended March 31, 2023, 2022, and 2021 consisted of the following:

	Fiscal Year Ended March 31,
	2023	2022	2021
Current
United States	$9,967	$15,042	$9,500
State and local	1,134	265	621
Foreign	8,289	25,828	21,626
	19,390	41,135	31,747
Deferred
United States	(4,727)	(498)	(5,938)
State and local	613	1,568	(314)
Foreign	(3,543)	(3,542)	3,917
	(7,657)	(2,472)	(2,335)
Total	$11,733	$38,663	$29,412
Foreign taxes include any applicable U.S. tax expense on the earnings of foreign subsidiaries.
Consolidated Effective Income Tax Rate
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.0	1.0	0.2
Foreign earnings taxed at rates other than the U.S. federal statutory tax rate	(1.5)	3.7	(0.9)
Foreign dividend withholding taxes	2.6	2.3	5.3
Brazil tax ruling	(17.1)	—	—
Changes in uncertain tax positions	(0.1)	(0.3)	—
Other	2.4	(0.5)	(2.2)
Effective income tax rate	8.3%	27.2%	23.4%
In fiscal year 2023, one of the Company's subsidiaries in Brazil received a favorable final judgement from the Brazilian Superior Court of Justice. The lawsuit asserted certain tax credits on exported goods should be excluded from taxable income. The Brazilian revenue authority asserted certain tax credits generated on purchased goods and services that were ultimately exported from Brazil should be included in the calculation of taxable income. The Brazilian Superior Court of Justice affirmed the tax credits are non-taxable in accordance with the historical and existing tax legislation in Brazil. The ruling resulted in recognition of $26.6 million of Brazilian tax credits due to the recalculation of federal income taxes in Brazil for years 2015 through 2022. The affirmative ruling also resulted in recognition of $5.0 million of interest income for the fiscal year ended March 31, 2023. The tax credits and associated interest income credits are expected to be used to reduce federal non-income tax liabilities through the end of calendar year 2027. The tax credits were recognized as both current and noncurrent assets on the consolidated balance sheet based on when the credits are expected to be realized. Additionally, any unused tax credits will earn tax-exempt interest income through the expiration date, which can be used to reduce both non-income tax and income tax liabilities. The Brazilian federal tax authority has formally acknowledged the tax credits and related interest credits to be used by one of the Company's Brazilian subsidiaries. The ruling resulted in a net income tax benefit of $24.2 million in fiscal year 2023. The net income tax benefit included a $2.4 million income tax provision for U.S. federal income taxes related to the fiscal year 2018 consolidated federal tax return that will need to be amended. The Company sold its idled Tanzania operations and recognized $1.1 million of income taxes in the fiscal year ended March 31, 2023.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In fiscal year 2022, the Company recognized a $1.7 million benefit related to a final tax law ruling at a foreign subsidiary. In fiscal year 2021, the Company recognized a $4.4 million net tax benefit for final U.S. tax regulations issued for hybrid dividends paid by foreign subsidiaries.
Components of Income Before Income Taxes
The U.S. and foreign components of income before income taxes were as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
United States	$27,942	$74,553	$30,060
Foreign	114,027	67,714	95,666
Total	$141,969	$142,267	$125,726
Deferred Income Tax Liabilities and Assets
Significant components of deferred tax liabilities and assets were as follows:

	March 31,
	2023	2022
Liabilities
Foreign withholding taxes	$17,123	$19,353
Property, plant and equipment	10,617	10,567
Undistributed earnings	3,772	3,004
Operating lease right-of-use assets	5,791	6,621
Goodwill and other intangible assets	33,781	34,584
Local currency exchange gains of foreign subsidiaries	1,432	4,094
All other	3,239	3,414
Total deferred tax liabilities	$75,755	$81,637

Assets
Employee benefit plans	$15,654	$16,138
Reserves and accruals	5,692	9,844
Deferred income	5,573	4,127
Operating lease right-of-use liabilities	5,500	6,538
Currency translation losses of foreign subsidiaries	2,173	2,173
Local currency exchange losses of foreign subsidiaries	1,084	595
Foreign tax credit carryforward	5,578	2,538
Capital loss carryforwards	4,197	—
All other	11,016	7,148
Total deferred tax assets	56,467	49,101
Valuation allowance	(10,234)	(3,182)
Net deferred tax assets	$46,233	$45,919
At March 31, 2023, the Company had no material net operating loss carryforwards in either its domestic or foreign operations.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Combined Income Tax Expense (Benefit)
The combined income tax expense (benefit) allocable to continuing operations and other comprehensive income was as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Continuing operations	$11,733	$38,663	$29,412
Other comprehensive loss	3,551	6,555	9,563
Total	$15,284	$45,218	$38,975
Uncertain Tax Positions
A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions is as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Liability for uncertain tax positions, beginning of year	$2,024	$2,437	$2,377
Additions:
Related to tax positions for the current year	1,198	48	49
Related to tax positions for prior years	—	328	—
Reductions:
Due to lapses of statutes of limitations	(75)	(56)	(135)
Due to tax settlements	(1,661)	(814)	—
Effect of currency rate changes	(71)	81	146
Liability for uncertain tax positions, end of year	$1,415	$2,024	$2,437
The liability for uncertain tax positions at March 31, 2023 includes approximately $1.4 million that could have an effect on the consolidated effective tax rate if the tax benefits are recognized. The liability for uncertain tax positions includes $0.1 million related to tax positions for which it is reasonably possible that the amounts could change significantly before March 31, 2024. This amount reflects a possible decrease in the liability for uncertain tax positions that could result from the completion and resolution of tax audits and the expiration of open tax years in various tax jurisdictions. The $1.7 million settlement in fiscal year 2023 represents the resolution of a tax matter with a foreign tax authority.
The $0.8 million settlement in fiscal year 2022 represents the resolution of a tax matter with a local country taxing authority. The Company accrued $0.5 million of the fiscal year 2022 settlement in prior fiscal years.
For fiscal year ended March 31, 2023, the Company recognized $1.8 million as a reduction to interest expense related to an uncertain tax position on the Tanzania operations that were sold in fiscal year 2023. For the fiscal year ended March 31, 2021, the Company recognized $1.8 million as a component of interest expense related to a settlement of an uncertain tax position at a foreign subsidiary. Amounts accrued or reversed for interest were not material for fiscal year 2022. Amounts accrued or reversed for penalties were not material for fiscal years 2023 through 2021, and liabilities recorded for penalties at March 31, 2023 and 2022 also were not material.
Universal and its subsidiaries file a U.S. federal consolidated income tax return, as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2023, the Company's earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2018. Open tax years in U.S. federal, state and foreign jurisdictions range from 3 to 6 years.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 7.   GOODWILL AND OTHER INTANGIBLES
The Company's changes in goodwill at March 31, 2023 and 2022 consisted of the following:

(in thousands)	Fiscal Year Ended March 31,
	2023	2022
Balance at beginning of year	$213,998	$173,051
Acquisition of business(1)	—	41,061
Foreign currency translation adjustment	(76)	(114)
Balance at end of year	$213,922	$213,998
(1)     On October 4, 2021, the Company acquired 100% of the capital stock of Shank's for approximately $100 million in cash and $2.4 million of additional working capital on-hand at the date of acquisition. The Shank's acquisition resulted in $41.1 million of goodwill. See Note 2 for additional information.
The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at March 31, 2023 and 2022:

(in thousands, except useful life)				Fiscal Year Ended March 31,
				2023			2022
	Useful Life (Years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships(1)	11	-	13	$86,500	$(17,693)	$68,807	$86,500	$(9,963)	$76,537
Trade names(1)		5		11,100	(6,045)	5,055	11,100	(3,825)	7,275
Developed technology(1)	3	-	13	9,300	(5,319)	3,981	9,300	(3,773)	5,527
Noncompetition agreements(1)	4	-	5	4,000	(1,775)	2,225	4,000	(825)	3,175
Other		5		721	(688)	33	736	(679)	57
Total intangible assets				$111,621	$(31,520)	$80,101	$111,636	$(19,065)	$92,571
(1)     The Shank's acquisition resulted in $31.5 million of intangibles. See Note 2 for additional information.
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life as noted above.
The Company's amortization expense for intangible assets for the years ended March 31, 2023, 2022, and 2021:

(in thousands)	Fiscal Year Ended March 31,
	2023	2022	2021
Amortization Expense	$12,455	$11,209	$6,460
Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated income statements of income. The amortization expense for the other intangible assets is recorded in selling, general, and administrative expenses in the consolidated income statements of income.
As of March 31, 2023, the expected future amortization expense for intangible assets is as follows:

Fiscal Year
(in thousands)
2024	$11,263
2025	11,829
2026	8,452
2027	8,077
2028 and thereafter	40,480
Total expected future amortization expense	$80,101

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 8.   CREDIT FACILITIES
Bank Credit Agreement
On December 15, 2022, the Company entered into a new senior unsecured bank credit agreement that replaced its existing bank credit agreement dated December 20, 2018. In addition to extending the maturity dates of the underlying components of the facility, the new agreement includes a $530 million five-year revolving credit facility (expiring December 15, 2027), a $275 million five-year term loan (due December 15, 2027), and a $345 million seven-year term loan (due December 15, 2029). Borrowings under the revolving credit facility bear interest at a variable rate benchmarked to the Secured Overnight Financing Rate ("SOFR"), instead of LIBOR, plus a margin that is based on the Company's credit measures. In addition to interest, the Company pays a facility fee on the revolving credit facility. $30 million was outstanding under the revolving credit facility at March 31, 2023. The credit agreement provides for an expansion of the facility under certain conditions to allow additional borrowings of up to $200 million. Additional information related to the term loans is provided in Note 9. The credit agreement includes financial covenants that require the Company to maintain a minimum level of tangible net worth and observe limits on debt levels. The Company was in compliance with those covenants at March 31, 2023.
Short-Term Credit Facilities
The Company maintains short-term uncommitted lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. As of March 31, 2023 and 2022, approximately $166 million and $83 million, respectively, were outstanding under these uncommitted lines of credit. The weighted-average interest rates on short-term borrowings outstanding as of March 31, 2023 and 2022 were approximately 6.2% and 2.7%, respectively. At March 31, 2023, the Company and its consolidated affiliates had unused uncommitted lines of credit totaling approximately $183 million.
NOTE 9.   LONG-TERM DEBT
The Company's long-term debt at March 31, 2023 and 2022 consisted of the following:

	March 31,
	2023	2022
Senior bank term loans	$620,000	$520,000
Less: current portion	—	—
Less: unamortized debt issuance costs	(3,191)	(1,453)
Long-term debt	$616,809	$518,547
As discussed in Note 8, on December 15, 2022, the Company entered into a new bank credit agreement that replaced its existing bank credit agreement dated December 20, 2018. In addition to extending the maturity dates of the underlying components of the facility, the new agreement includes a $275 million five-year term loan and a $345 million seven-year term loan. Both term loans were fully funded at closing, require no amortization, and are repayable without penalty prior to maturity. Under the credit agreement, both term loans bear interest at a variable rate benchmarked to the SOFR, instead of LIBOR, plus a margin that is based on the Company's credit measures.
As discussed in Note 11, the Company had receive-floating/pay-fixed interest rate swap agreements in place with respect to the prior term loans through December 20, 2023 for the five-year term loan and through December 20, 2025 for the seven-year term loan. These agreements were terminated concurrently with the repayment of the prior term loans and replaced with new interest rate swap agreements that will continue to convert a portion of the variable benchmark rate to a fixed rate on each term loan through their respective maturity dates. The proceeds for the fair value of the terminated interest rate swap agreements, approximately $11.8 million, were recognized in accumulated other comprehensive income and are being amortized into earnings as a reduction of interest expense through their original maturity dates. With the swap agreements in place, the effective interest rates on the swapped portions of the five-year and seven-year term loans were 5.50% and 5.65% at March 31, 2023, respectively. The weighted average effective interest rates, when taking into consideration both the swapped and unswapped interest payments for all outstanding long-term debt, were 6.11% and 6.31% at March 31, 2023 for the five-year and seven-year term loans, respectively. Changes in the effective interest rates could result from a change in interest rates on the unhedged interest payments or a change in the Company's credit measures that impact the applicable credit spreads specified in the underlying loan agreement.
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
The following table sets forth the right-of-use assets and lease liabilities for operating leases included in the Company’s consolidated balance sheet:

(in thousands)	March 31, 2023	March 31, 2022

Assets
Operating lease right-of-use assets	$40,505	$40,243

Liabilities
Current portion of operating lease liabilities	$11,404	$10,303
Long-term operating lease liabilities	25,540	29,617
Total operating lease liabilities	$36,944	$39,920
The following table sets forth the location and amount of operating lease costs included in the Company's consolidated statement of income:

	Fiscal Year Ended March 31,	Fiscal Year Ended March 31,
(in thousands)	2023	2022

Income Statement Location
Cost of goods sold	$11,036	$10,874
Selling, general, and administrative expenses	10,890	9,676
Total operating lease costs(1)	$21,926	$20,550
(1)Includes variable operating lease costs.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table reconciles the undiscounted cash flows to the operating lease liabilities in the Company’s consolidated balance sheet:

(in thousands)	March 31, 2023
Maturity of Operating Lease Liabilities
2024	$13,023
2025	10,061
2026	6,324
2027	4,627
2028	2,908
2029 and thereafter	6,256
Total undiscounted cash flows for operating leases	$43,199
Less: Imputed interest	(6,255)
Total operating lease liabilities	$36,944
As of March 31, 2023, the Company had entered into no additional operating leases that have not yet commenced.
The following table sets forth supplemental information related to operating leases:

	Fiscal Year Ended March 31,	Fiscal Year Ended March 31,
(in thousands, except lease term and incremental borrowing rate)	2023	2022

Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$13,818	$12,018
Right-of-use assets obtained in exchange for new operating leases	13,536	22,506

Weighted Average Remaining Lease Term (years)	4.86	5.51

Weighted Average Collateralized Incremental Borrowing Rate	5.93%	5.43%
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
Cash Flow Hedging Strategy for Interest Rate Risk
In December 2022, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2022 (see Note 9 for additional information). Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At March 31, 2023, the total notional amount of the interest rate swaps was $310 million, which corresponded to a portion of the aggregate balance of the term loans.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Previously, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges for two non-amortizing bank loans that were repaid concurrent with closing on the new bank credit facility in December 2022. Those swap agreements, which had an aggregate notional amount of $370 million corresponding to a portion of the principal balance on the repaid loans, were terminated concurrent with the inception of the new swap agreements. The fair value of the previous swap agreements, approximately $11.8 million, was received from the counterparties upon termination and is being amortized from accumulated other comprehensive loss into earnings as a reduction of interest expense through the original maturity dates of those agreements.
In February 2019, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges for the two non-amortizing bank loans that were repaid in December 2018 and carried over to hedge the variable interest payments for the two non-amortizing bank loans that were repaid in December 2022. Those swap agreements were terminated in February 2019. The fair value of the two swap agreements terminated in February 2019, approximately $5.4 million, was received in February 2019 from the counterparties upon termination and was amortized from accumulated other comprehensive loss into earnings as a reduction of interest expense through the original maturity dates of those agreements. As of March 31, 2023, the entire deferred gain has been amortized.
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
The aggregate U.S. dollar notional amount of forward and option contracts entered for these purposes during fiscal years 2023, 2022, and 2021 was as follows:

	Fiscal Year Ended March 31,
(in millions)	2023	2022	2021
Tobacco purchases	$47.1	$134.7	$101.3
Processing costs	9.7	32.5	27.8
Crop input sales	35.2	65.3	23.5
Total	$92.0	$232.5	$152.6
Fluctuations in exchange rates and in the amount and timing of fixed-price orders from customers for their purchases from individual crop years routinely cause variations in the U.S. dollar notional amount of forward contracts entered into from one year to the next. Contracts related to tobacco purchases and crop input sales were designated and qualified as hedges of the future cash flows associated with the forecast purchases of tobacco. As a result, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings as a component of cost of goods sold upon sale of the related tobacco to third-party customers. In fiscal years 2023 and 2022, only non-deliverable forward contracts were utilized for the sale of crop inputs. Premium payments for option contracts entered into for the sale of crop inputs in fiscal year 2021 were expensed into earnings as incurred.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The table below presents the expected timing of when the remaining accumulated other comprehensive gains and losses as of March 31, 2023 for cash flows hedges of tobacco purchases and crop input sales will be recognized in earnings.

Hedging Program	Crop Year	Geographic Location(s)	Fiscal Year Earnings
Tobacco purchases	2023	Brazil	2024
Tobacco purchases	2022	Brazil	2024
Crop input sales	2024	Brazil	2025
Crop input sales	2023	Brazil	2024
Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.
Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable VAT, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at March 31, 2023 and 2022, were approximately $42.8 million and $59.5 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Financial Instruments on the Consolidated Statements of Income
The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the fiscal years ended March 31, 2023, 2022, and 2021.

	Fiscal Year Ended March 31,
	2023	2022	2021
Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$9,804	$15,651	$3,033
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(66)	$(8,907)	$(8,411)
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$1,570	$1,061	$1,416
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$5,274	$13,879	$(272)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$4,469	$5,426	$(13,926)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$(520)	$2,040	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco and sales of crop inputs in Brazil and Africa

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(4,811)	$16,732	$(872)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
For the outstanding interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.
For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil and Africa, as well as the crop input sales in Brazil, a net hedge gain of approximately $6.9 million remained in accumulated other comprehensive loss at March 31, 2023. That balance reflects gains and losses on contracts related to the 2023 and 2022 Brazil crops and the 2024 and 2023 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through March 31, 2023. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at March 31, 2023 and 2022:

	Derivatives in a Fair Value Asset Position			Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of March 31,		Balance Sheet Location	Fair Value as of March 31,
		2023	2022		2023	2022
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$—	Other long-term liabilities	$3,077	$1,161

Forward foreign currency exchange contracts	Other current assets	7,102	10,957	Accounts payable and accrued expenses	890	3,200
Total		$7,102	$10,957		$3,967	$4,361

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$1,320	$13,111	Accounts payable and accrued expenses	$435	$64
Total		$1,320	$13,111		$435	$64
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
Recurring Fair Value Measurements
At March 31, 2023 and 2022, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	March 31, 2023
		Fair Value Hierarchy
	NAV	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$400	$—	$—	$—	$400
Trading securities associated with deferred compensation plans	—	11,698	—	—	11,698
Forward foreign currency exchange contracts	—	—	8,422	—	8,422
Total financial assets measured and reported at fair value	$400	$11,698	$8,422	$—	$20,520

Liabilities
Interest rate swap agreements	$—	$—	$3,077	$—	$3,077
Forward foreign currency exchange contracts	—	—	1,325	—	1,325
Total financial liabilities measured and reported at fair value	$—	$—	$4,402	$—	$4,402

	March 31, 2022
		Fair Value Hierarchy
	NAV	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$334	$—	$—	$—	$334
Trading securities associated with deferred compensation plans	—	13,655	—	—	13,655
Forward foreign currency exchange contracts	—	—	24,068	—	24,068
Total financial assets measured and reported at fair value	$334	$13,655	$24,068	$—	$38,057

Liabilities
Interest rate swap agreements	—	—	1,161	—	1,161
Forward foreign currency exchange contracts	—	—	3,264	—	3,264
Total financial liabilities measured and reported at fair value	$—	$—	$4,425	$—	$4,425
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
Acquisition-related contingent consideration obligations
The Company estimates the fair value of acquisition-related contingent consideration obligations by applying an income approach model that utilizes probability-weighted discounted cash flows. The Company acquired FruitSmart, Inc.("FruitSmart") in fiscal year 2020 and recognized a contingent consideration liability of $6.7 million on the date of acquisition. Each period the Company evaluated the fair value of the acquisition-related contingent consideration obligations. During the year ended March 31, 2021, the evaluation resulted in the reduction of $4.2 million of contingent consideration of the original $6.7 million liability recorded. During the year ended March 31, 2022, an evaluation of the contingent liability resulted in a reduction of the remaining $2.5 million contingent liability recorded. Significant judgment is applied to this model and therefore the acquisition-related contingent consideration obligation is classified within Level 3 of the fair value hierarchy.
A reconciliation of the change in the balance of the acquisition-related contingent consideration obligation (Level 3) for the fiscal years ended March 31, 2023 and 2022 is provided below.

	Fiscal Year Ended March 31,
	2023	2022
Balance beginning of year	$—	$2,532
Change in fair value of contingent consideration liability	—	(2,532)
Balance at end of year	$—	$—
Long-term Debt
The following table summarizes the fair and carrying value of the Company’s long-term debt, including the current portion at each of the balance sheet dates March 31, 2023 and 2022:

	Fiscal Year Ended March 31,
(in millions of dollars)	2023	2022
Fair market value of long term obligations	$621	$517
Carrying value of long term obligations	$620	$520
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
Actuarial Assumptions
Assumptions used for financial reporting purposes to compute net periodic benefit cost and benefit obligations for the Company's primary defined benefit plans were as follows:

	Pension Benefits			Other Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Discount rates:
Benefit cost for plan year	3.70%	3.30%	3.60%	3.60%	2.90%	3.40%
Benefit obligation at end of plan year	5.00%	3.70%	3.30%	4.90%	3.60%	2.90%
Expected long-term return on plan assets:
Benefit cost for plan year	5.50%	5.50%	6.00%	3.00%	3.00%	3.00%
Salary scale:
Benefit cost for plan year	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Benefit obligation at end of plan year	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Healthcare cost trend rate	N/A	N/A	N/A	6.97%	6.17%	6.17%
Changes in the discount rates in the above table reflect prevailing market interest rates at the end of each fiscal year when the benefit obligations are actuarially measured. The expected long-term return on plan assets is developed from financial models used to project future returns on the underlying assets of the funded plans and is reviewed on an annual basis. The healthcare cost

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
trend rate used by the Company is based on a study of medical cost inflation rates that is reviewed and updated annually for continued applicability. The trend assumption of 6.97% in 2023 declines gradually to 4.44% in 2032. The Company has caps in place on postretirement medical benefits that limit its cost for a large segment of the retiree population. As a result, changes to the healthcare cost trend rate have a limited impact on the postretirement medical plan liability and expense.
Benefit Obligations, Plan Assets, and Funded Status
The following table reflects the changes in benefit obligations and plan assets in fiscal years 2023 and 2022, as well as the funded status of the plans at March 31, 2023 and 2022:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2023	2022	2023	2022
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$235,540	$269,758
Projected benefit obligation	241,399	277,050	$20,716	$24,957

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$277,050	$297,090	$24,957	$28,926
Service cost	6,172	6,674	115	170
Interest cost	9,670	8,754	944	950
Effect of discount rate change	(31,621)	(18,010)	(1,906)	(1,549)
Foreign currency exchange rate changes	(543)	(1,160)	(145)	566
Other	(2,120)	1,736	(659)	(1,245)
Benefit payments	(17,209)	(18,034)	(2,590)	(2,861)
Projected benefit obligation, end of year	$241,399	$277,050	$20,716	$24,957

Change in plan assets:
Plan assets at fair value, beginning of year	$256,013	$270,349	$2,706	$3,033
Actual return on plan assets	(20,613)	864	73	86
Employer contributions	4,038	6,147	2,068	2,448
Foreign currency exchange rate changes	(276)	(3,313)	—	—
Benefit payments	(17,209)	(18,034)	(2,590)	(2,861)
Plan assets at fair value, end of year	$221,953	$256,013	$2,257	$2,706

Funded status:
Funded status of the plans, end of year	$(19,446)	$(21,037)	$(18,459)	$(22,251)
The Company funds its non-regulated U.S. pension plan, one of its foreign pension plans, and its postretirement medical plans on a pay-as-you-go basis as the benefit payments are incurred. The unfunded PBO for those pension plans and postretirement benefit plans was $29.4 million and $17.0 million, respectively, at March 31, 2023.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The funded status of the Company’s plans at the end of fiscal years 2023 and 2022 was reported in the consolidated balance sheets as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2023	2022	2023	2022
Noncurrent assets (included in Pension asset)	$9,984	$12,667	$—	$—
Current liability (included in Accrued expenses)	(3,352)	(1,135)	(1,768)	(1,930)
Noncurrent liability (reported as Pensions and other postretirement benefits)	(26,078)	(32,569)	(16,691)	(20,321)
Amounts recognized in the consolidated balance sheets	$(19,446)	$(21,037)	$(18,459)	$(22,251)
Additional information on the funded status of the Company’s plans as of the respective measurement dates for the fiscal years ended March 31, 2023 and 2022, is as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2023	2022	2023	2022
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation (PBO)	$29,430	$39,988	$20,716	$24,957
Aggregate fair value of plan assets	—	6,284	2,257	2,706
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation (ABO)	28,487	38,722	N/A	N/A
Aggregate fair value of plan assets	—	6,284	N/A	N/A
Net Periodic Benefit Cost
The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost:
Service cost	$6,172	$6,674	$6,618	$115	$170	$172
Interest cost	9,670	8,754	9,571	944	950	1,141
Expected return on plan assets	(13,630)	(13,562)	(14,448)	(76)	(86)	(96)
Net amortization and deferral	2,038	1,679	4,863	(737)	(422)	(591)
Net periodic benefit cost	$4,250	$3,545	$6,604	$246	$612	$626
A one-percentage-point increase or decrease in the assumed healthcare cost trend rate would not result in a significant change to the March 31, 2023 APBO or the aggregate service and interest cost components of the net periodic postretirement benefit expense for fiscal year 2024.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Amounts Included in Accumulated Other Comprehensive Loss
Amounts included in accumulated other comprehensive loss at the beginning of the year are amortized as a component of net periodic benefit cost during the year. The amounts recognized in other comprehensive income or loss for fiscal years 2023 and 2022 and the amounts included in accumulated other comprehensive loss at the end of those fiscal years are shown below. All amounts shown are before allocated income taxes.

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2023	2022	2023	2022
Change in net actuarial loss (gain):
Net actuarial loss (gain), beginning of year	$67,280	$72,605	$(6,681)	$(4,395)
Losses (gains) arising during the year	(98)	(1,727)	(2,223)	(2,533)
Amortization included in net periodic benefit cost during the year	(3,068)	(3,598)	572	247
Net actuarial loss (gain), end of year	64,114	67,280	(8,332)	(6,681)

Change in prior service cost (benefit):
Prior service cost (benefit), beginning of year	(1,487)	(3,406)	(201)	(376)
Amortization included in net periodic benefit cost during the year	1,030	1,919	165	175
Prior service cost (benefit), end of year	(457)	(1,487)	(36)	(201)

Total amounts in accumulated other comprehensive loss at end of year, before income taxes	$63,657	$65,793	$(8,368)	$(6,882)
Amounts in the above table reflect the Company and its consolidated subsidiaries. The accumulated other comprehensive loss reported in the consolidated balance sheets also includes pension and other postretirement benefit amounts related to ownership interests in unconsolidated affiliates.
The Company expects to recognize approximately $0.4 million of the March 31, 2023 net actuarial loss and $0.2 million of the March 31, 2023 prior service benefit in net periodic benefit cost during fiscal year 2024.
Allocation of Pension Plan Assets
The Company has established, and periodically adjusts, target asset allocations for its investments in its U.S. ERISA-regulated defined benefit pension plan, which represents 97% of consolidated plan assets and 85% of consolidated PBO at March 31, 2023, to balance the needs of liquidity, total return, and risk control. The assets are required to be diversified across asset classes and investment styles to achieve that balance. During the year, the asset allocation is reviewed for adherence to the target policy and rebalanced to the targeted weights. The Company reviews the expected long-term returns of the asset allocation each year to help determine whether changes are needed. The return is evaluated on a weighted-average basis in relation to inflation. The assumed long-term rate of return used to calculate annual benefit expense is based on the asset allocation and expected market returns for the respective asset classes.
The weighted–average target pension asset allocation and target ranges at the March 31, 2023 measurement date and the actual asset allocations at the March 31, 2023 and 2022 measurement dates by major asset category were as follows:

					Actual Allocation
	Target Allocation				March 31,
Major Asset Category		Range			2023	2022
Equity securities	29.0%	19%	-	39%	27.5%	31.1%
Fixed income securities (1)	66.0%	56%	-	76%	66.0%	63.8%
Alternative investments	5.0%	0%	-	10%	6.5%	5.1%
Total	100.0%				100.0%	100.0%
(1)Actual amounts include high yield securities and cash balances held for the payment of benefits.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Universal makes regular contributions to its pension and other postretirement benefit plans. As previously noted, for postretirement health benefits, contributions reflect funding of those benefits as they are incurred. The Company expects to make no contributions to its ERISA regulated defined benefit pension plan and $4.5 million to its non-ERISA regulated pension plans in fiscal year 2024.
Estimated future benefit payments to be made from the Company’s plans are as follows:

Fiscal Year	Pension Benefits	Other Postretirement Benefits
2024	$17,871	$2,165
2025	19,163	2,039
2026	22,629	1,912
2027	16,444	1,828
2028	19,039	1,739
2029 - 2033	84,582	7,715
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

Fair values of the assets of the Company’s pension plans as of March 31, 2023 and 2022, classified based on how their values were determined under the fair value hierarchy are as follows:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Equity securities	$58,745	$—	$—	$58,745
Fixed income securities (1)	142,335	—	6,917	149,252
Alternative investments	—	—	13,956	13,956
Total investments	$201,080	$—	$20,873	$221,953

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Equity securities	$77,175	$—	$—	$77,175
Fixed income securities (1)	159,956	—	6,284	166,240
Alternative investments	—	—	12,598	12,598
Total investments	$237,131	$—	$18,882	$256,013
(1)Includes high yield securities and cash and cash equivalent balances.
Other Benefit Plans
Universal and several subsidiaries offer employer defined contribution savings plans. Amounts charged to expense for these plans were approximately $3.4 million for fiscal year 2023, $3.0 million for fiscal year 2022, and $2.9 million for fiscal year 2021.
NOTE 14.   COMMON AND PREFERRED STOCK
Common Stock
At March 31, 2023, the Company’s shareholders had authorized 100,000,000 shares of its common stock, and 24,555,361 shares were issued and outstanding. Holders of the common stock are entitled to one vote for each share held on all matters requiring a vote. Holders of the common stock are also entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. The Board of Directors customarily declares and pays regular quarterly dividends on the outstanding common shares; however, such dividends are at the Board’s full discretion, and there is no obligation to continue them.
Preferred Stock
The Company is also authorized to issue up to 5,000,000 shares of preferred stock. No preferred stock was outstanding at March 31, 2023.
Share Repurchase Programs
Universal’s Board of Directors has authorized programs to repurchase outstanding shares of the Company’s capital stock (common and preferred stock). Under these programs, the Company has made and may continue to make share repurchases from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Programs have been in place continuously throughout fiscal years 2021 through 2023. The current program, which replaced an expiring program, was authorized and became effective on November 3, 2022. It authorizes the purchase of up to $100 million of the Company's outstanding common stock and expires on the earlier of November 15, 2024, or when the funds authorized for the program have been exhausted. At March 31, 2023, $100 million of the authorization remained available for share repurchases under the current program.
Repurchases of common stock under the programs for fiscal years 2023, 2022, and 2021 were as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Number of shares repurchased	66,124	58,264	—
Cost of shares repurchased (in thousands of dollars)	$3,448	$3,053	$—
Weighted-average cost per share	$52.12	$52.41	$—
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
RSUs, Restricted Stock, and PSUs
The following table summarizes the Company’s RSU, restricted stock, and PSU activity for fiscal years 2021 through 2023:

	RSUs		Restricted Stock		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Fiscal Year Ended March 31, 2021:
Unvested at beginning of year	335,936	$57.89	21,250	$41.58	140,200	$55.73
Granted	103,829	46.27	—	—	65,135	34.33
Vested	(97,297)	54.11	(9,650)	41.24	(40,410)	60.37
Forfeited	—	—	—	—	(3,778)	57.83
Unvested at end of year	342,468	55.44	11,600	41.86	161,147	46.20

Fiscal Year Ended March 31, 2022:
Granted	93,564	56.18	—	—	48,650	47.95
Vested	(86,488)	54.33	—	—	(50,242)	57.12
Forfeited	—	—	—	—	(1,555)	57.12
Unvested at end of year	349,544	55.86	11,600	41.86	158,000	43.16

Fiscal Year Ended March 31, 2023:
Granted	100,105	60.89	—	—	48,315	54.46
Vested	(67,239)	62.39	—	—	(37,040)	50.16
Forfeited	—	—	—	—	(9,260)	50.16
Unvested at end of year	382,410	$56.03	11,600	$41.86	160,015	$44.55
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Stock-Based Compensation Expense
Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. For the fiscal years ended March 31, 2023, 2022, and 2021, total stock-based compensation expense and the related income tax benefit recognized were as follows:

	Fiscal Year Ended March 31,
	2023	2022	2021
Total stock-based compensation expense	$8,419	$6,186	$6,106
Income tax benefit recorded on stock-based compensation expense	$1,899	$1,389	$1,282
At March 31, 2023, the Company had $4.9 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 0.9 years.
NOTE 16.   COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS
Commitments
The Company enters into contracts to purchase tobacco from farmers in a number of the countries where it operates. Contracts in most countries cover one annual growing season. Primarily with the farmer contracts in Brazil, Malawi, Mozambique, the Philippines, Guatemala, and Mexico, the Company provides seasonal financing to support the farmers’ production of their crops. At March 31, 2023, the Company had contracts to purchase approximately $759 million of tobacco to be delivered during the coming fiscal year and $169 million of tobacco to be delivered in subsequent years. These amounts are estimates since actual quantities purchased will depend on crop yields, and prices will depend on the quality of the tobacco delivered and other market factors. Tobacco purchase obligations have been partially funded by short-term advances to farmers and other suppliers, which totaled approximately $171 million, net of allowances, at March 31, 2023. The Company withholds payments due to farmers on delivery of the tobacco to satisfy repayment of the financing it provided to the farmers. In addition to its contractual obligations to purchase tobacco, the Company had commitments related to agricultural materials, approved capital expenditures, and various other requirements that approximated $117 million at March 31, 2023.
Other Contingent Liabilities
Other Contingent Liabilities (Letters of credit)
The Company had other contingent liabilities totaling approximately $1 million at March 31, 2023, primarily under outstanding letters of credit.
Value-Added Tax Assessments in Brazil
As discussed in Note 1, the Company's local operating subsidiaries pay significant amounts of VAT in connection with their normal operations. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company's operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from the tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary's VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $8 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $11 million. These amounts are based on the exchange rate for the Brazilian currency at March 31, 2023. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary's positions.
With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of March 31, 2023, a portion of the subsidiary's arguments had been accepted, and the outstanding assessment had been reduced, although interest on the remaining assessment has continued to accumulate. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $10 million at the March 31, 2023 exchange rate. The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $10 million remaining assessment, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2023.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary's tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods. The new assessment totaled approximately $3 million at the March 31, 2023 exchange rate, reflecting a substantial reduction from the original $11 million assessment. Notwithstanding the reduction, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $3 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2023.
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
NOTE 17.   OPERATING SEGMENTS
Management regularly evaluates the Company’s global business activities, including product and service offerings to its customers, as well as senior management’s operational and financial responsibilities. Assessments include an analysis of how its chief operating decision maker measures business performance and allocates resources. As a result of this analysis, senior management has determined the Company conducts operations across two reportable operating segments, Tobacco Operations and Ingredients Operations.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
segments. The Company currently evaluates the performance of its segments based on operating income after allocated overhead expenses, plus equity in the pretax earnings of unconsolidated affiliates.
Reportable segment data as of, or for, the fiscal years ended March 31, 2023, 2022, and 2021, is as follows:

	Sales and Other Operating Revenues			Operating Income
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2023	2022	2021	2023	2022	2021
Tobacco Operations	$2,258,260	$1,835,790	$1,841,837	$172,889	$157,754	$168,832
Ingredients Operations	311,564	267,811	141,520	10,566	16,581	367
Subtotal	2,569,824	2,103,601	1,983,357	183,455	174,335	169,199
Deduct: Equity in pretax earnings of unconsolidated affiliates (1)				(2,383)	(6,095)	(2,985)
Restructuring and impairment costs (2)				—	(10,457)	(22,577)
Add: Other income (3)				—	2,532	4,173
Consolidated total	$2,569,824	$2,103,601	$1,983,357	$181,072	$160,315	$147,810

	Segment Assets			Accounts Receivable, net
	March 31,			March 31,
	2023	2022	2021	2023	2022	2021
Tobacco Operations	$2,164,600	$2,109,845	$2,002,059	$350,014	$336,638	$336,876
Ingredients Operations	474,582	476,500	339,865	52,059	48,799	30,606
Consolidated total	$2,639,182	$2,586,345	$2,341,924	$402,073	$385,437	$367,482

	Goodwill, net			Intangibles, net
	March 31,			Fiscal Year Ended March 31,
	2023	2022	2021	2023	2022	2021
Tobacco Operations	$97,854	$97,930	$98,044	$34	$57	$82
Ingredients Operations	116,068	116,068	75,007	80,067	92,514	72,222
Consolidated total	$213,922	$213,998	$173,051	$80,101	$92,571	$72,304

	Capital Expenditures			Depreciation and Amortization
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2023	2022	2021	2023	2022	2021
Tobacco Operations	$38,084	$34,237	$46,037	$38,650	$36,272	$33,895
Ingredients Operations	16,590	18,966	20,117	18,650	16,249	10,838
Consolidated total	$54,674	$53,203	$66,154	$57,300	$52,521	$44,733
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Geographic data as of, or for, the fiscal years ended March 31, 2023, 2022, and 2021, is presented below. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment. Long-lived assets generally consist of net property, plant, and equipment, goodwill, and other intangibles.

Geographic Data	Sales and Other Operating Revenues
	Fiscal Year Ended March 31,
	2023	2022	2021
United States	$530,467	$495,322	$369,074
Belgium	395,616	283,072	366,476
China	204,139	97,826	52,837
Philippines	149,867	147,876	94,493
Poland	119,629	90,270	97,001
Germany	108,844	93,057	94,519
France	64,563	39,307	26,480
Mexico	51,847	29,514	51,448
Netherlands	51,843	45,297	40,754
All other countries	893,009	782,060	790,275
Consolidated total	$2,569,824	$2,103,601	$1,983,357

	Long-Lived Assets
	March 31,
	2023	2022	2021
United States	$343,470	$344,276	$266,258
Brazil	134,232	136,653	134,909
Mozambique	38,979	40,228	44,206
All other countries	128,504	130,530	149,492
Consolidated total	$645,185	$651,687	$594,865

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the fiscal years ended March 31, 2023, 2022, and 2021:

	Fiscal Year Ended March 31,
(in thousands of dollars)	2023	2022	2021
Foreign currency translation:
Balance at beginning of year	$(40,965)	$(35,135)	$(42,923)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	(3,166)	(6,367)	8,272
Less: Net loss on foreign currency translation attributable to noncontrolling interests	(102)	537	(484)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(3,268)	(5,830)	7,788
Balance at end of year	$(44,233)	$(40,965)	$(35,135)

Foreign currency hedge:
Balance at beginning of year	$3,579	$(414)	$(12,226)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(1,160), $(2,199) and $(130))	2,562	6,679	1,791
Reclassification of net (gain) loss to earnings (net of tax expense (benefit) of $389, $1,115, and $(2,726))(1)	(1,242)	(2,686)	10,021
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,320	3,993	11,812
Balance at end of year	$4,899	$3,579	$(414)

Interest rate hedge:
Balance at beginning of year	$(860)	$(19,480)	$(27,402)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(2,583), $(3,249), and $(637))	7,220	12,402	2,396
Reclassification of net (gain) loss to earnings (net of tax expense (benefit) of $396, $(1,628), and $(1,469))(2)	(1,107)	6,218	5,526
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	6,113	18,620	7,922
Balance at end of year	$5,253	$(860)	$(19,480)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(46,065)	$(52,008)	$(69,046)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) arising during the year (net of tax (expense) benefit of $(370), $(297), and $(3,706)(3)	1,947	2,799	13,627
Amortization included in earnings (net of tax benefit of $223, $298, and $895)(4)	1,142	3,144	3,411
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	3,089	5,943	17,038
Balance at end of year	$(42,976)	$(46,065)	$(52,008)

Total accumulated other comprehensive income (loss) at end of year	$(77,057)	$(84,311)	$(107,037)
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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Universal Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Universal Corporation (the Company) as of March 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 25, 2023 expressed an unqualified opinion thereon.
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

Allowance for Advances to Tobacco Suppliers
Description of the Matter
The Company’s short-term and long-term advances to tobacco suppliers totaled approximately $199 million as of March 31, 2023, and the allowances totaled $24 million. As discussed in Note 1 of the financial statements, the Company provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production. These advances are repaid through the delivery of tobacco to the Company. Management determined the allowance based on assumptions including the assessment of historical loss information and crop projections.
Auditing Management’s estimate for the allowance on advances to tobacco suppliers was complex and involved subjective auditor judgment as the estimate relies on a number of factors that are affected by market and economic conditions outside the Company’s control. There is uncertainty associated with the assumptions used which could have a significant effect on the allowance estimate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over the allowance on the advances to tobacco suppliers. For example, we tested controls over the supplier advance approval and Management’s review and approval of the models used to calculate the allowance. We also tested controls used by Management to evaluate the data used in making the estimates for completeness and accuracy.
To test the allowance for advances to tobacco suppliers, our audit procedures included, among others, evaluating the significant assumptions used in the allowance calculation. For example, we compared historical loss information to Management’s estimate of projected crop yield and analyzed the sensitivity of significant assumptions to evaluate the changes in the allowance that would result from changes in the assumptions. We analyzed subsequent events to identify potential sources of contrary information to Management’s assumptions.

Allowance for Recoverable Value-Added Tax (“VAT”) Credits
Description of the Matter
The Company’s gross balance of recoverable value-added tax (“VAT”) credits totaled approximately $64 million as of March 31, 2023, and the related allowance totaled approximately $22 million. As discussed in Note 1 of the financial statements, in many foreign countries, the Company pays and receives a significant amount of VAT on purchases and sales of tobacco and tobacco related material. Items subject to a VAT vary from jurisdiction to jurisdiction as do the rates at which the tax is assessed. Some jurisdictions allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process may take an extended period of time and it is not uncommon for refund applications to be challenged or rejected. Some jurisdictions also permit companies to sell or transfer unused VAT credits to third parties in private transactions although the proceeds realized may be heavily discounted from the face value of the credits. Management applied judgment in calculating the valuation allowance to estimate the credits that are not expected to be recovered.
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
May 25, 2023

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,
on Internal Control Over Financial Reporting
To the Shareholders and the Board of Directors of Universal Corporation
Opinion on Internal Control over Financial Reporting
We have audited Universal Corporation’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Universal Corporation, (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated May 25, 2023 expressed an unqualified opinion thereon.
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
May 25, 2023

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
For the three years ended March 31, 2023, there were no changes in independent auditors, nor were there any disagreements between the Company and its independent auditors on any matter of accounting principles, practices, or financial disclosures.
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
As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2023.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s internal control over financial reporting as of March 31, 2023. Their report on this audit appears on page 90 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Attestation Report of Registered Accounting Firm
The attestation report required under this Item 9A is contained in Item 8 of this Form 10-K under the caption “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.”

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.   Directors, Executive Officers, and Corporate Governance
Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s 2023 Proxy Statement.

The following are executive officers of the Company as of May 25, 2023:

Name and Age	Position	Business Experience During Past The Five Years
G. C. Freeman, III (59)	Chairman, President, and Chief Executive Officer	Mr. Freeman was elected Chairman of the Board in August 2008, Chief Executive Officer effective April 2008, President in December 2006, and Vice President in November 2005. Mr. Freeman served as General Counsel and Secretary from February 2001 until November 2005 and has been employed with the Company since 1997.
A. L. Hentschke (53)	Senior Vice President and Chief Operating Officer	Mr. Hentschke was elected Senior Vice President and Chief Operating Officer in April 2015. From January 2013 to April 2015, he served as Executive Vice President of Universal Leaf Tobacco Company, Incorporated ("Universal Leaf"). From November 2009 to January 2013, Mr. Hentschke served as President and Chief Executive Officer of Universal Leaf Tabacos, Limitada, the Company's operating subsidiary in Brazil. He has been employed with the Company and its affiliates since 1991.
J. C. Kroner (55)	Senior Vice President and Chief Financial Officer	Mr. Kroner was elected Senior Vice President and Chief Financial Officer effective September 2018. Mr. Kroner was elected Senior Vice President in February 2018. He served as Senior Vice President of Universal Leaf from September 2014 to September 2018. He served as Vice President from October 2011 to September 2014. He has been employed with the Company since July 1993.
T. G. Broome (69)	Executive Vice President and Sales Director, Universal Leaf Tobacco Company, Inc.	Mr. Broome was elected Executive Vice President and Sales Director, Universal Leaf, in October 2012. From April 2011 through October 2012, Mr. Broome served as Executive Vice President. From September 1998 through March 2011, Mr. Broome served as Senior Vice President-Sales. He has been employed with the Company since 1994.
P. D. Wigner (54)	Vice President, General Counsel and Secretary	Mr. Wigner was elected Vice President in August 2007, and General Counsel and Secretary in November 2005 and also served as Chief Compliance Officer from November 2007 until September 2012. Mr. Wigner served as Senior Counsel of Universal Leaf from November 2004 until November 2005. He has been employed with the Company since 2003.
C. H. Claiborne (62)	Vice President and Assistant Secretary	Mrs. Claiborne was elected Vice President and Assistant Secretary effective February 2018. She served as Assistant Secretary from 2001 to February 2018. From October 2004 to February 2018, Mrs. Claiborne served as Vice President, Associate General Counsel, and Secretary of Universal Leaf. She has been employed with the Company since December 1999.
J. Patrick O’Keefe (54)	Vice President, Ingredients	Mr. O’Keefe was elected Vice President, Ingredients effective May 23, 2023. Mr. O’Keefe is also Senior Vice President of Universal Global Ventures, Inc., a position he has held since April 1, 2020. Prior to joining the Company on April 1, 2020, Mr. O’Keefe was employed by Allen Flavors since July 2018, having served as their Chief Operating Officer, Americas from December 2018 until March 2020.
C. C. Formacek (63)	Vice President and Treasurer	Ms. Formacek was elected Vice President and Treasurer effective April 2012. Ms. Formacek served as Treasurer of Universal Leaf from April 2011 through March 2012. She joined the Company in September 2009 and served as Assistant Treasurer of Universal Leaf from that time through March 2011.
S.J. Bleicher (46)	Vice President and Controller	Mr. Bleicher was elected Vice President and Controller in June 2019. Mr. Bleicher joined the Company in August 2014 and served as Assistant Controller through May 2019.
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
The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained under the captions “Corporate Governance and Committees—Committees of the Board—Compensation Committee,” “Corporate Governance and Committees—Committees of the Board—Audit Committee” of the Company’s 2023 Proxy Statement and such information is incorporated by reference herein.
Item 11.   Executive Compensation
Refer to the captions “Executive Compensation” and “Directors’ Compensation” in the Company’s 2023 Proxy Statement, which information is incorporated herein by reference.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Refer to the caption “Stock Ownership” and "Equity Compensation Information" in the Company’s 2023 Proxy Statement, which information is incorporated herein by reference.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
Refer to the caption “Certain Transactions” in the Company’s 2023 Proxy Statement, which information is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Director Independence” of the Company’s 2023 Proxy Statement and such information is incorporated by reference herein.
Item 14.   Principal Accounting Fees and Services
Refer to the captions “Audit Information – Fees of Independent Auditors” and “Audit Information – Pre-Approval Policies and Procedures” in the Company’s 2023 Proxy Statement, which information is incorporated herein by reference.

PART IV
Item 15.   Exhibits, Financial Statement Schedules
(a)    The following are filed as part of this Annual Report:
1.Financial Statements.
Consolidated Statements of Income for the Fiscal Years Ended March 31, 2023, 2022, and 2021
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended March 31, 2023, 2022, and 2021
Consolidated Balance Sheets at March 31, 2023 and 2022
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2023, 2022, and 2021
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 31, 2023, 2022, and 2021
Notes to Consolidated Financial Statements for the Fiscal Years Ended March 31, 2023, 2022, and 2021
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID 42)
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
Item 16.   Form 10-K Summary
None.

Schedule II - Valuation and Qualifying Accounts
Universal Corporation
Fiscal Years Ended March 31, 2023, 2022, and 2021

Description	Balance at Beginning of Year	Net Additions (Reversals) Charged to Expense	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Year
(in thousands of dollars)

Fiscal Year Ended March 31, 2021:
Allowance for doubtful accounts (deducted from accounts receivable)	$2,394	$304	$—	$(1,446)	$1,252

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	16,428	5,534	—	(4,145)	17,817

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	18,778	799	—	(408)	19,169

Fiscal Year Ended March 31, 2022:
Allowance for doubtful accounts (deducted from accounts receivable)	$1,252	$1,004	$—	$(468)	$1,788

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	17,817	5,988	—	(4,833)	18,972

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	19,169	895	—	1,271	21,335

Fiscal Year Ended March 31, 2023:
Allowance for doubtful accounts (deducted from accounts receivable)	$1,788	$221	$—	$(397)	$1,612

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	18,972	10,584	—	(5,169)	24,387

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	21,335	376	—	(75)	21,636

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

10.22
Purchase Agreement, dated as of September 8, 2020, by and among Universal Corporation, Silva International, Inc., the Sellers named therein, Torsten Steinhaus, the Representative (incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed September 8, 2020, File No. 001-00652)

10.23	Executive change in control severance policy (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 001-00652)

10.24
Form of Universal Corporation 2021 Performance Stock Units Award Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 001-00652).

10.25
Form of Universal Corporation 2021 Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 001-00652).

10.26
Purchase Agreement dated as of September 6, 2021, by and among Shank's Extracts, Inc., the stockholder named therein, Rolling Rock Transit Company and Universal Corporation (incorporated herein by reference to the Registrant's Current Report on form 8-k filed September 7, 2021. File No. 001-00652).

10.27
Credit Agreement dated December 15, 2022 among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Truist Bank and AgFirst Farm Credit Bank, as Co-Syndication Agents and First Horizon, KeyBank National Association and Citibank, N.A., as Co-Documentation Agents (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 16, 2022, File No. 001-00652)

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
May 25, 2023
	By:	/s/ GEORGE C. FREEMAN, III
George C. Freeman, III Chairman, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GEORGE C. FREEMAN, III	Chairman, President, Chief Executive Officer, and Director	May 25, 2023
George C. Freeman, III	(Principal Executive Officer)

/s/ JOHAN C. KRONER	Senior Vice President and Chief Financial Officer	May 25, 2023
Johan C. Kroner	(Principal Financial Officer)

/s/ SCOTT J. BLEICHER	Vice President and Controller	May 25, 2023
Scott J. Bleicher	(Principal Accounting Officer)

/s/ DIANA F. CANTOR	Director	May 25, 2023
Diana F. Cantor

/s/ LENNART R. FREEMAN	Director	May 25, 2023
Lennart R. Freeman

/s/ THOMAS H. JOHNSON	Director	May 25, 2023
Thomas H. Johnson

/s/ MICHAEL T. LAWTON	Director	May 25, 2023
Michael T. Lawton

/s/ ARTHUR J. SCHICK, JR.	Director	May 25, 2023
Arthur J. Schick, Jr.

/s/ ROBERT C. SLEDD	Director	May 25, 2023
Robert C. Sledd

/s/ THOMAS H. TULLIDGE, JR.	Director	May 25, 2023
Thomas H. Tullidge, Jr.

/s/ JACQUELINE T. WILLIAMS	Director	May 25, 2023
Jacqueline T. Williams