Form 10-Q
period 2023-06-30
UNIVERSAL CORP /VA/
filed 2023-08-02
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2023, the total number of shares of common stock outstanding was 24,636,600.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended June 30,
	2023	2022
	(Unaudited)
Sales and other operating revenues	$517,722	$429,822
Costs and expenses
Cost of goods sold	431,210	350,104
Selling, general and administrative expenses	75,477	66,452
Operating income	11,035	13,266
Equity in pretax earnings (loss) of unconsolidated affiliates	(4,166)	(553)
Other non-operating income (expense)	725	(62)
Interest income	1,365	237
Interest expense	15,543	6,724
Income (loss) before income taxes and other items	(6,584)	6,164
Income taxes	(1,423)	3,363
Net income (loss)	(5,161)	2,801
Less: net loss (income) attributable to noncontrolling interests in subsidiaries	3,097	4,029
Net income (loss) attributable to Universal Corporation	$(2,064)	$6,830

Earnings (loss) per share:
Basic	$(0.08)	$0.28
Diluted	$(0.08)	$0.27

Weighted average common shares outstanding:
Basic	24,842,171	24,769,015
Diluted	24,842,171	24,935,554

Total comprehensive income (loss), net of income taxes	$(795)	$(1,283)
Less: comprehensive (income) loss attributable to noncontrolling interests	3,241	4,358
Comprehensive income (loss) attributable to Universal Corporation	$2,446	$3,075

Dividends declared per common share	$0.80	$0.79

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2023	2022	2023
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$80,518	$86,566	$64,690
Accounts receivable, net	375,564	319,114	402,073
Advances to suppliers, net	111,176	99,875	170,801
Accounts receivable—unconsolidated affiliates	73,286	48,512	12,210
Inventories—at lower of cost or net realizable value:
Tobacco	1,100,722	1,080,362	833,876
Other	198,730	198,966	202,907
Prepaid income taxes	21,640	11,370	16,493
Other current assets	93,153	90,380	99,840
Total current assets	2,054,789	1,935,145	1,802,890

Property, plant and equipment
Land	24,930	23,872	24,926
Buildings	312,014	294,179	311,138
Machinery and equipment	705,045	669,967	689,220
	1,041,989	988,018	1,025,284
Less accumulated depreciation	(685,042)	(642,918)	(674,122)
	356,947	345,100	351,162
Other assets
Operating lease right-of-use assets	36,890	41,099	40,505
Goodwill, net	213,893	213,902	213,922
Other intangibles, net	77,290	89,352	80,101
Investments in unconsolidated affiliates	73,466	75,188	76,184
Deferred income taxes	15,187	14,532	13,091
Pension asset	10,516	12,704	9,984
Other noncurrent assets	48,681	52,356	51,343
	475,923	499,133	485,130

Total assets	$2,887,659	$2,779,378	$2,639,182

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2023	2022	2023
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$359,832	$454,659	$195,564
Accounts payable	88,362	121,702	83,213
Accounts payable—unconsolidated affiliates	1,495	88	5,830
Customer advances and deposits	103,436	19,438	3,061
Accrued compensation	20,890	15,933	33,108
Income taxes payable	5,620	5,708	3,274
Current portion of operating lease liabilities	10,673	10,568	11,404
Accrued expenses and other current liabilities	127,564	113,916	106,533
Current portion of long-term debt	—	—	—
Total current liabilities	717,872	742,012	441,987

Long-term debt	616,948	518,798	616,809
Pensions and other postretirement benefits	42,725	51,528	42,769
Long-term operating lease liabilities	23,343	28,727	25,540
Other long-term liabilities	29,160	30,024	32,512
Deferred income taxes	44,432	48,230	42,613
Total liabilities	1,474,480	1,419,319	1,202,230

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,636,600 shares issued and outstanding at June 30, 2023 (24,605,889 at June 30, 2022 and 24,555,361 at March 31, 2023)	338,445	332,520	337,247
Retained earnings	1,114,822	1,081,309	1,136,898
Accumulated other comprehensive loss	(72,547)	(88,066)	(77,057)
Total Universal Corporation shareholders' equity	1,380,720	1,325,763	1,397,088
Noncontrolling interests in subsidiaries	32,459	34,296	39,864
Total shareholders' equity	1,413,179	1,360,059	1,436,952

Total liabilities and shareholders' equity	$2,887,659	$2,779,378	$2,639,182

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Three Months Ended June 30,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,161)	$2,801
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	14,754	14,129
Net provision for losses (recoveries) on advances to suppliers	1,382	(42)
Inventory writedowns	2,327	4,853
Stock-based compensation expense	3,859	3,682
Foreign currency remeasurement (gain) loss, net	1,530	(968)
Foreign currency exchange contracts	7,803	9,920
Deferred income taxes	(2,406)	(3,377)
Equity in net loss (income) of unconsolidated affiliates, net of dividends	2,630	443
Other, net	5	1,400
Changes in operating assets and liabilities, net:
Accounts and notes receivable	23,457	68,032
Inventories	(263,171)	(281,844)
Other assets	4,240	(16,739)
Accounts payable	(1,110)	(50,200)
Accrued expenses and other current liabilities	7,833	16,529
Income taxes	(2,336)	(581)
Customer advances and deposits	100,473	6,191
Net cash used by operating activities	(103,891)	(225,771)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(17,960)	(15,070)
Proceeds from sale of business, net of cash held by the business	—	1,168
Proceeds from sale of property, plant and equipment	326	292
Net cash used by investing activities	(17,634)	(13,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	163,804	271,663
Dividends paid to noncontrolling interests	(4,164)	(5,145)
Dividends paid on common stock	(19,398)	(19,155)
Other	(2,893)	(1,892)
Net cash provided (used) by financing activities	137,349	245,471

Effect of exchange rate changes on cash, restricted cash and cash equivalents	4	(1,172)
Net increase (decrease) in cash, restricted cash and cash equivalents	15,828	4,918
Cash, restricted cash and cash equivalents at beginning of year	64,690	87,648

Cash, restricted cash and cash equivalents at end of period	$80,518	$92,566

Supplemental Information:
Cash and cash equivalents	$80,518	$86,566
Restricted cash (Other noncurrent assets)	—	6,000
Total cash, restricted cash and cash equivalents	$80,518	$92,566

See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is a global business-to-business agri-products supplier to consumer product manufacturers. The Company is the leading global leaf tobacco supplier and provides high-quality plant-based ingredients to food and beverage end markets. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the “2023 Annual Report on Form 10-K”).

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

Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended June 30,
(in thousands of dollars)	2023	2022

Tobacco sales	$415,356	$320,017
Ingredient sales	70,658	77,546
Processing revenue	19,064	19,492
Other sales and revenue from contracts with customers	11,292	12,067
Total revenue from contracts with customers	516,370	429,122
Other operating sales and revenues	1,352	700
Consolidated sales and other operating revenues	$517,722	$429,822

    Other operating sales and revenues consists principally of interest on advances to suppliers and dividend payments from deconsolidated affiliates.

NOTE 3. OTHER CONTINGENT LIABILITIES AND OTHER MATTERS

Other Contingent Liabilities

Other Contingent Liabilities (Letters of credit)
The Company had other contingent liabilities totaling approximately $1 million at June 30, 2023, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $10 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $11 million. Those amounts are based on the exchange rate for the Brazilian currency at June 30, 2023. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.

With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of June 30, 2023, a portion of the subsidiary’s arguments had been accepted, and the outstanding assessment had been reduced. The reduced assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $10 million (at the June 30, 2023 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $10 million remaining assessment with interest, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at June 30, 2023.

With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods, reflecting a substantial reduction from the original assessment. In fiscal year 2020, the Parana tax authorities acknowledged the statute of limitations related to claims prior to December 2010 had expired and reduced the assessment to $3 million (at the June 30, 2023 exchange rate). Notwithstanding the reduced assessment, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $3 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at June 30, 2023.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $138 million at June 30, 2023, $120 million at June 30, 2022, and $199 million at March 31, 2023. The related valuation allowances totaled $26 million at June 30, 2023, $17 million at June 30, 2022, and $24 million at March 31, 2023, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions of approximately $1.4 million in the three-month periods ended June 30, 2023 and decreased by net recoveries of $42 thousand in the three-month periods ended June 30, 2022. These net provisions and recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of VAT on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At June 30, 2023, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $76 million ($77 million at June 30, 2022, and $64 million at March 31, 2023), and the related valuation allowances totaled approximately $22 million ($22 million at June 30, 2022, and $22 million at March 31, 2023). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

Shelf Registration and Stock Repurchase Plan

In November 2020 the Company filed an undenominated automatic universal shelf registration statement with the U.S. Securities and Exchange Commission to provide for the future issuance of an undefined amount of securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.

A stock repurchase plan, which was authorized by the Company's Board of Directors, became effective and was publicly announced on November 2, 2022. This stock repurchase plan authorized the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions through November 15, 2024 or when funds for the program have been exhausted, subject to market conditions and other factors. The program had $100 million of remaining capacity for repurchases of common and/or preferred stock at June 30, 2023.

Sale of Idled Tanzania Operations

During the three months ended June 30, 2022, the Company entered into a sales agreement to sell all outstanding shares of common stock, which included all properties, of the idled companies in Tanzania for $8.5 million. The Company had received $5.7 million of the $8.5 million sales agreement as of June 30, 2023. The remaining $2.8 million outstanding proceeds were received in July 2023.

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

NOTE 4.   EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(in thousands, except share and per share data)	2023	2022

Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$(2,064)	$6,830

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	24,842,171	24,769,015

Basic earnings (loss) per share	$(0.08)	$0.28

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$(2,064)	$6,830

Denominator for diluted earnings (loss) per share:
Weighted average shares outstanding	24,842,171	24,769,015
Effect of dilutive securities
Employee and outside director share-based awards	—	166,539
Denominator for diluted earnings per share	24,842,171	24,935,554

Diluted earnings (loss) per share	$(0.08)	$0.27

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

Three months ended June 30, 2023
The Company's consolidated effective income tax rate for the three months ended June 30, 2023 was a benefit of 21.6%.

Three months ended June 30, 2022
    The Company's consolidated effective income tax rate for the three months ended June 30, 2022 was 54.6%. In the three months ended June 30, 2022, the Company sold its idled Tanzania operations and recognized $1.1 million of income taxes. Without this item, the consolidated effective income tax rate for the three months ended June 30, 2022 would have been approximately 36.2%.

Additionally, the sale of the Company's idled Tanzania operations resulted in a $1.8 million reduction to consolidated interest expense related to the removal of an uncertain tax position.

NOTE 6.   GOODWILL AND OTHER INTANGIBLES

The Company's changes in goodwill at June 30, 2023 and 2022 consisted of the following:

(in thousands of dollars)	Three Months Ended June 30,
	2023	2022
Balance at beginning of fiscal year	$213,922	$213,998
Foreign currency translation adjustment	(29)	(96)
Balance at end of period	$213,893	$213,902

The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at June 30, 2023 and 2022 and at March 31, 2023:

(in thousands, except useful life)				June 30, 2023
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(19,626)	$66,874
Trade names		5		11,100	(6,600)	4,500
Developed technology		13		9,300	(5,406)	3,894
Noncompetition agreements	4	—	5	4,000	(2,013)	1,987
Other		5		737	(702)	35
Total intangible assets				$111,637	$(34,347)	$77,290

				June 30, 2022
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(11,895)	$74,605
Trade names		5		11,100	(4,380)	6,720
Developed technology	3	—	13	9,300	(4,260)	5,040
Noncompetition agreements	4	—	5	4,000	(1,063)	2,937
Other		5		690	(640)	50
Total intangible assets				$111,590	$(22,238)	$89,352

				March 31, 2023
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(17,693)	$68,807
Trade names		5		11,100	(6,045)	5,055
Developed technology	3	—	13	9,300	(5,319)	3,981
Noncompetition agreements	4	—	5	4,000	(1,775)	2,225
Other		5		721	(688)	33
Total intangible assets				$111,621	$(31,520)	$80,101
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life as noted above.

The Company's amortization expense for intangible assets for the three months ended June 30, 2023 and 2022 was:

(in thousands of dollars)	Three Months Ended June 30,
	2023	2022
Amortization Expense	$2,827	$3,173

Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated statements of income. The amortization expense for other intangible assets is recorded in selling, general, and administrative expenses in the consolidated statements of income.

As of June 30, 2023, the expected future amortization expense for intangible assets is as follows:

Fiscal Year (in thousands of dollars)
2024 (excluding the three months ended June 30, 2023)	$8,452
2025	11,049
2026	9,232
2027	8,077
2028 and thereafter	40,480
Total expected future amortization expense	$77,290

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
Cash Flow Hedging Strategy for Interest Rate Risk
In December 2022, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2022. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At June 30, 2023, the total notional amount of the interest rate swaps was $310 million, which corresponded to a portion of the aggregate outstanding balance of the term loans.

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

The aggregate U.S. dollar notional amount of forward and option contracts entered into for these purposes during the three-month periods in fiscal years 2024 and 2023 was as follows:

	Three Months Ended June 30,
(in millions of dollars)	2023	2022

Tobacco purchases	$30.3	$—
Processing costs	4.9	1.0
Crop input sales	—	—
Total	$35.2	$1.0

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

The table below presents the expected timing of when the remaining accumulated other comprehensive gains and losses as of June 30, 2023 for cash flows hedges of tobacco purchases and crop input sales are expected to be recognized in earnings.

Hedging Program	Crop Year	Geographic Location(s)	Fiscal Year Earnings
Tobacco purchases	2023	Brazil	2024
Tobacco purchases	2022	Brazil	2024
Crop input sales	2024	Brazil	2025
Crop input sales	2023	Brazil	2024
Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at June 30, 2023 and 2022, and March 31, 2023, were approximately $83.0 million, $110.1 million, and $42.8 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

	Three Months Ended June 30,
(in thousands of dollars)	2023	2022

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$10,096	$3,901
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$1,209	$(1,605)
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$1,570	$—
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$2,080	$(947)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$806	$957
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$1,910	$(1,125)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil and Africa

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(2,486)	$(1,007)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil and Africa, as well as the crop input sales in Brazil, a net hedge gain of approximately $6.3 million remained in accumulated other comprehensive loss at June 30, 2023. That balance reflects gains and losses on contracts related to the 2023 and 2022 Brazil crops, and the 2024 and 2023 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through June 30, 2023. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at June 30, 2023 and 2022, and March 31, 2023:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		June 30, 2023	June 30, 2022	March 31, 2023		June 30, 2023	June 30, 2022	March 31, 2023

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$5,810	$4,345	$—	Other long-term liabilities	$—	$—	$3,077

Foreign currency exchange contracts	Other current assets	2,227	1,158	7,102	Accounts payable and accrued expenses	1,674	393	890
Total		$8,037	$5,503	$7,102		$1,674	$393	$3,967

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$787	$7,531	$1,320	Accounts payable and accrued expenses	$2,841	$12	$435
Total		$787	$7,531	$1,320		$2,841	$12	$435

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

Recurring Fair Value Measurements

At June 30, 2023 and 2022, and at March 31, 2023, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	June 30, 2023
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$566	$—	$—	$—	$566
Trading securities associated with deferred compensation plans	—	11,884	—	—	11,884
Interest rate swap agreements	—	—	5,810	—	5,810
Foreign currency exchange contracts	—	—	3,014	—	3,014
Total financial assets measured and reported at fair value	$566	$11,884	$8,824	$—	$21,274

Liabilities
Foreign currency exchange contracts	$—	$—	$4,515	$—	$4,515
Total financial liabilities measured and reported at fair value	$—	$—	$4,515	$—	$4,515

	June 30, 2022
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$334	$—	$—	$—	$334
Trading securities associated with deferred compensation plans	—	11,666	—	—	11,666
Interest rate swap agreements	—	—	4,345	—	4,345
Foreign currency exchange contracts	—	—	8,689	—	8,689
Total financial assets measured and reported at fair value	$334	$11,666	$13,034	$—	$25,034

Liabilities
Foreign currency exchange contracts	$—	$—	$405	$—	$405
Total financial liabilities measured and reported at fair value	$—	$—	$405	$—	$405

	March 31, 2023
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$400	$—	$—	$—	$400
Trading securities associated with deferred compensation plans	—	11,698	—	—	11,698
Foreign currency exchange contracts	—	—	8,422	—	8,422
Total financial assets measured and reported at fair value	$400	$11,698	$8,422	$—	$20,520

Liabilities
Interest rate swap agreements	$—	$—	$3,077	$—	$3,077
Foreign currency exchange contracts	—	—	1,325	—	1,325
Total financial liabilities measured and reported at fair value	$—	$—	$4,402	$—	$4,402

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

Long-term Debt

The following table summarizes the fair and carrying value of the Company’s long-term debt, and if applicable any current portion, at each of the balance sheet dates June 30, 2023, and 2022 and March 31, 2023:

(in millions of dollars)	June 30, 2023	June 30, 2022	March 31, 2023
Fair market value of long term obligations	$620	$517	$621
Carrying value of long term obligations	$620	$520	$620
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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands of dollars)	2023	2022	2023	2022

Service cost	$1,282	$1,545	$25	$32
Interest cost	2,901	2,335	264	241
Expected return on plan assets	(3,888)	(3,324)	(16)	(19)
Net amortization and deferral	203	1,001	(189)	(172)
Net periodic benefit cost	$498	$1,557	$84	$82

During the three months ended June 30, 2023, the Company made contributions of approximately $0.3 million to its pension plans. Additional contributions of $3.6 million are expected during the remaining nine months of fiscal year 2024.

NOTE 10.   STOCK-BASED COMPENSATION

The Company's shareholders have approved the Universal Corporation 2017 Stock Incentive Plan (“Plan”) under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”), stock appreciation rights, incentive stock options, and non-qualified stock options. The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly-scheduled meeting of the Compensation Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year. The Compensation Committee administers the Company’s Plan consistently, following previously defined guidelines. In recent years, the Compensation Committee has awarded only grants of RSUs and PSUs. Awards of restricted stock, RSUs, and PSUs are currently outstanding under the Plan.

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

During the three-month periods ended June 30, 2023 and 2022, the Company issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Three Months Ended June 30,
	2023	2022

RSUs:
Number granted	71,750	65,405
Grant date fair value	$52.02	$63.69

PSUs:
Number granted	57,400	48,315
Grant date fair value	$43.01	$54.46

Fair value expense for restricted stock units is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. As a result, Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers than in the other three quarters. For PSUs, the Company generally recognizes fair value expense ratably over the performance and vesting period based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. The Company accounts for forfeitures of stock-based awards as they occur. For the three-month periods ended June 30, 2023 and 2022, the Company recorded total stock-based compensation expense of approximately $3.9 million and $3.7 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $3.7 million during the remaining nine months of fiscal year 2024.

NOTE 11. OPERATING SEGMENTS

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

The Company currently evaluates the performance of its segments based on operating income after allocated overhead expenses, plus equity in the pretax earnings (loss) of unconsolidated affiliates. Operating results for the Company’s reportable segments for each period presented in the consolidated statements of income and comprehensive income were as follows.

	Three Months Ended June 30,
(in thousands of dollars)	2023	2022

SALES AND OTHER OPERATING REVENUES
Tobacco Operations	$443,908	$348,063
Ingredients Operations	73,814	81,759
Consolidated sales and other operating revenues	$517,722	$429,822

OPERATING INCOME (LOSS)
Tobacco Operations	$8,883	$8,116
Ingredients Operations	(2,014)	4,597
Segment operating income	6,869	12,713
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (1)	4,166	553
Consolidated operating income	$11,035	$13,266

(1)Equity in pretax earnings (loss) of unconsolidated affiliates is included in segment operating income (Tobacco Operations), but is reported below consolidated operating income and excluded from that total in the consolidated statements of income and comprehensive income.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(in thousands of dollars)	2023	2022
Foreign currency translation:
Balance at beginning of year	$(44,233)	$(40,965)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	(568)	(6,888)
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	144	329
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(424)	(6,559)
Balance at end of period	$(44,657)	$(47,524)

Foreign currency hedge:
Balance at beginning of year	$4,899	$3,579
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(15) and $25)	91	(1,611)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $188 and $218) (1)	(627)	(508)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(536)	(2,119)
Balance at end of period	$4,363	$1,460

Interest rate hedge:
Balance at beginning of year	$5,253	$(860)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(2,666) and $(819))	7,431	3,082
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $734 and $(337)) (2)	(2,045)	1,268
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	5,386	4,350
Balance at end of period	$10,639	$3,490

Pension and other postretirement benefit plans:
Balance at beginning of year	$(42,976)	$(46,065)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $(14) and $(144))(3)	84	573
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	84	573
Balance at end of period	$(42,892)	$(45,492)

Total accumulated other comprehensive loss at end of period	$(72,547)	$(88,066)
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

NOTE 13. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three months ended June 30, 2023 and 2022 is as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of three-month period	$1,397,088	$39,864	$1,436,952	$1,340,543	$44,226	$1,384,769

Changes in common stock
Accrual of stock-based compensation	3,859	—	3,859	3,682	—	3,682
Withholding of shares from stock-based compensation for grantee income taxes	(2,963)	—	(2,963)	(2,090)	—	(2,090)
Dividend equivalents on RSUs	302	—	302	266	—	266

Changes in retained earnings
Net income (loss)	(2,064)	(3,097)	(5,161)	6,830	(4,029)	2,801
Cash dividends declared
Common stock	(19,710)	—	(19,710)	(19,447)	—	(19,447)
Dividend equivalents on RSUs	(302)	—	(302)	(266)	—	(266)

Other comprehensive income (loss)	4,510	(144)	4,366	(3,755)	(329)	(4,084)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(4,164)	(4,164)	—	(5,145)	(5,145)
Other	—	—	—	—	(427)	(427)
Balance at end of period	$1,380,720	$32,459	$1,413,179	$1,325,763	$34,296	$1,360,059

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the terms “we,” “our,” “us” or “Universal” or the “Company” refer to Universal Corporation together with its subsidiaries. This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: impacts of the COVID-19 pandemic and new subvariants; success in pursuing strategic investments or acquisitions and integration of new businesses and the impact of these new businesses on future results; product purchased not meeting quality and quantity requirements; our reliance on a few large customers; our ability to maintain effective information systems and safeguard confidential information; anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services including increased transportation costs and delays attributed to global supply chain challenges; timing of shipments to customers; higher inflation rates; changes in market structure; government regulation and other stakeholder expectations; economic and political conditions in the countries in which we and our customers operate, including the ongoing impacts from the conflict in Ukraine; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; impacts of regulation and litigation on our customers; industry-specific risks related to our plant-based ingredient businesses; exposure to certain regulatory and financial risks related to climate change; changes in estimates and assumptions underlying our critical accounting policies; the promulgation and adoption of new accounting standards; new government regulations and interpretation of existing standards and regulations; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

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

Overview

Our tobacco operations performed well and are off to a good start for our fiscal year 2024. Segment operating income was higher for our Tobacco Operations segment in the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022, even though we did not have the benefit of large shipments of carryover tobacco from certain origins that we had in first quarter of fiscal year 2023. Demand for leaf tobacco from our customers remains strong, and our level of uncommitted tobacco inventory was 16% of tobacco inventory at June 30, 2023. We are forecasting increased leaf tobacco production in fiscal year 2024, compared to fiscal year 2023, and believe that even with that increased production, leaf tobacco will remain in an undersupply position.

We are pleased with the ongoing progress we are making to integrate our plant-based ingredients platform, and we continue to execute on our strategy to invest in and expand the platform’s capabilities for future growth in existing and new products. For the quarter ended June 30, 2023, the platform faced soft demand, due to high customer inventory levels, and our earnings for the platform were below our expectations. We believe that many of our customers are continuing to draw down on their raw materials inventories after building inventories to protect against prior supply chain uncertainties. These inventory challenges have been more extensive and persistent in duration than we had forecasted. In addition, the expansion of the platform’s capabilities has added to our costs, while a sharp drop in certain new crop raw material prices resulted in inventory write-downs in the quarter ended June 30, 2023. We continue to believe the inventory challenges are temporary and expect excess inventory levels held by our customers to eventually work down. One of the main objectives of our current investments in our plant-based ingredients platform is to expand our portfolio to include more value-added products for our customers. We believe that we are well-positioned to capitalize on demand from our customers, and that with the investments we are making, we are a stronger partner for current and future customers due to the expanded range of capabilities and products that we can offer them. We are encouraged by ongoing customer engagements regarding existing business and new business opportunities.

Our costs, notably interest costs and prices for green leaf tobacco, remained high in the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022. Interest costs were more than double on higher interest rates in the first quarter of fiscal year 2024, compared to the same quarter in fiscal year 2023. Our debt balances, the sum of notes payable and overdrafts and long-term obligations, were relatively flat in the quarter ended June 30, 2023, compared to the same quarter in the prior fiscal year, as working capital requirements to fund larger tobacco crops and higher green tobacco prices were partially offset by increased customer deposits.

We continue to make transparency around our sustainability efforts and goals a priority. We recently completed our annual submission to the global non-profit organization CDP regarding climate change, forestry, and water risk to provide more information on our achievements in these areas to our stakeholders. We continue to work with third parties to verify our emissions and establish our pathway to net zero through the identification and prioritization of high-impact projects throughout our footprint.

FINANCIAL HIGHLIGHTS
	Three Months Ended June 30,		Change
(in millions of dollars, except per share data)	2023	2022	$	%

Consolidated Results
Sales and other operating revenue	$517.7	$429.8	$87.9	20%
Cost of goods sold	$431.2	$350.1	$81.1	23%
Gross Profit Margin	16.7%	18.5%		-183 bps
Selling, general and administrative expenses	$75.5	$66.5	$9.0	14%
Operating income (loss)	$11.0	$13.3	$(2.2)	(17)%
Diluted earnings (loss) per share (as reported)	$(0.08)	$0.27	$(0.35)	(130)%
Adjusted diluted earnings (loss) per share (non-GAAP)*	$(0.08)	$0.25	$(0.33)	(132)%
Segment Results
Tobacco operations sales and other operating revenues	$443.9	$348.1	$95.8	28%
Tobacco operations operating income	$8.9	$8.1	$0.8	9%
Ingredients operations sales and other operating revenues	$73.8	$81.8	$(7.9)	(10)%
Ingredient operations operating income (loss)	$(2.0)	$4.6	$(6.6)	(144)%
*See Reconciliation of Certain Non-GAAP Financial Measures in Other Items below.

Net loss for the quarter ended June 30, 2023, was $(2.1) million, or $(0.08) per diluted share, compared with net income of $6.8 million, or $0.27 per diluted share, for the quarter ended June 30, 2022. Excluding certain other non-recurring items, detailed in Other Items below, net income and diluted earnings per share decreased by $8.2 million and $0.33, respectively, for the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022. Operating income of $11.0 million for the quarter ended June 30, 2023, decreased by $2.2 million, compared to operating income of $13.3 million for the quarter ended June 30, 2022.

Consolidated revenues increased by $87.9 million to $517.7 million for the three months ended June 30, 2023, compared to the same period in fiscal year 2023, on higher tobacco sales prices and a favorable product and geographic mix in our Tobacco Operations segment.

Tobacco Operations

The first fiscal quarter is historically a slow quarter for our tobacco businesses. Operating income for the Tobacco Operations segment increased by $0.8 million to $8.9 million for the quarter ended June 30, 2023, compared with the quarter ended June 30, 2022. Although tobacco sales volumes were down, Tobacco Operations segment operating income was up largely on a more favorable product and geographic mix in the quarter ended June 30, 2023, compared to the same quarter in the prior fiscal year, when a large amount of carryover tobacco crops were shipped. Prices for green leaf tobacco in the quarter ended June 30, 2023, were also higher than in the quarter ended June 30, 2022. Carryover crop shipments were significantly lower in Brazil in the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022. In Europe, sales volumes and revenues were up due to shipment timing and a favorable product mix in the quarter ended June 30, 2023, compared to the same quarter in the prior fiscal year. Carryover crop shipments were up in North America due to shipment timing in the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022. Results for our oriental tobacco joint venture were down significantly in the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022, on unfavorable foreign currency comparisons and higher interest expenses. Selling, general, and administrative expenses for the Tobacco Operations segment were higher in the quarter ended June 30, 2023, compared to June 30, 2022, primarily on higher compensation costs and higher provisions on advances to suppliers following adverse weather conditions in Africa. Revenues for the Tobacco Operations segment of $443.9 million for the quarter ended June 30, 2023, were up $95.8 million, compared to the same period in the prior fiscal year, on higher tobacco sales prices and a favorable product and geographic mix.

Ingredients Operations

Operating loss for the Ingredients Operations segment was $(2.0) million for the quarter ended June 30, 2023, compared to operating income of $4.6 million for the quarter ended June 30, 2022. Sales for all of our businesses in this segment were down in the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022, on lower demand due to our customers continuing to carry high inventory levels. Prices for some key raw materials were down in the quarter ended June 30, 2023, compared to the quarter ended June 30, 2022. Inventory write-downs for the Ingredients Operations segment were higher in the quarter ended June 30, 2023, compared to the same quarter in the prior fiscal year, on the changes in customer demand and new crop raw material prices. Selling, general, and administrative expenses for this segment increased in the quarter ended June 30, 2023, compared to the same quarter in the prior fiscal year, largely on higher labor costs and investments in product development capabilities. Revenues for the Ingredients Operations segment of $73.8 million for the quarter ended June 30, 2023, were down $7.9 million compared to the quarter ended June 30, 2022, largely on lower sales volumes.

Other Items

Cost of goods sold in the quarter ended June 30, 2023, increased by 23% to $431.2 million, compared with the same period in the prior fiscal year, largely due to higher green tobacco costs. Selling, general, and administrative costs for the quarter ended June 30, 2023, increased by $9.0 million to $75.5 million, compared to the same period in the prior fiscal year, primarily on weakening of the U.S. dollar, increased compensation costs, and higher provisions on advances to suppliers. Interest expense for the quarter ended June 30, 2023, increased by $8.8 million to $15.5 million on increased costs from higher interest rates.

For the three months ended June 30, 2023, our consolidated effective income tax rate on pre-tax loss was a benefit of 21.6%. For the three months ended June 30, 2022, our consolidated effective income tax rate on pre-tax income was 54.6%. The consolidated effective income tax rate for the three months ended June 30, 2022, was affected by the sale of our idled Tanzania operations which resulted in $1.1 million of additional income taxes. Without this item, the consolidated effective income tax rate for the three months ended June 30, 2022, would have been approximately 36.2%. Additionally, the sale of our idled Tanzania operations resulted in a $1.8 million reduction to consolidated interest expense related to an uncertain tax position.

Reconciliation of Certain Non-GAAP Financial Measures

The following table sets forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income attributable to Universal Corporation:

Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) Per Share Reconciliation

(in thousands)	Three Months Ended June 30,
	2023	2022
As Reported: Net income (loss) available to Universal Corporation	$(2,064)	$6,830
Interest expense reversal on uncertain tax position and income tax from sale of operations in Tanzania	—	(1,816)
Total of Non-GAAP adjustments to income (loss) before income taxes	$—	$(1,816)
Non-GAAP adjustments to income taxes
Income tax expense from sale of operations in Tanzania	—	1,132
Total of income tax impacts for Non-GAAP adjustments to income (loss) before income taxes and Non-GAAP adjustment to income taxes	—	1,132
As adjusted: Net income (loss) attributable to Universal Corporation (Non-GAAP)	$(2,064)	$6,146
As reported: Diluted earnings (loss) per share	$(0.08)	$0.27
As adjusted: Diluted earnings (loss) per share	$(0.08)	$0.25

Liquidity and Capital Resources

Overview

Our first fiscal quarter is usually a period of significant working capital investment in both Africa and South America as tobacco crops are delivered by farmers. We funded our working capital needs in the quarter ended June 30, 2023, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. Tobacco shipments are expected to be weighted to the second half of our fiscal year.

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

Operating Activities

Net cash used by our operations was $103.9 million during the quarter ended June 30, 2023. That amount was $121.9 million lower than during the same period in fiscal year 2023. Our working capital needs to fund our operations in the quarter ended June 30, 2023, were lower, compared to the quarter ended June 30, 2022, primarily on higher customer advances and deposits partially offset by increased tobacco purchase volumes and higher green tobacco prices. Customer advances and deposits were up $84.0 million in the first quarter of fiscal year 2024, compared to the same period of fiscal year 2023, due to a customer arrangement providing for a higher amount of advances on tobacco purchases in fiscal year 2024. Tobacco inventory levels increased by $266.8 million from March 31, 2023 levels to $1.1 billion at June 30, 2023, on seasonal leaf purchases of larger tobacco crops. Tobacco inventory levels were $20.4 million above June 30, 2022 levels. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with tobacco farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. At June 30, 2023, our uncommitted tobacco inventories were $175.2 million, or about 16% of total tobacco inventory, compared to $91.1 million, or about 11% of our March 31, 2023 tobacco inventory, and $164.3 million, or about 15% of our June 30, 2022 tobacco inventory. While we target committed inventory levels of 80% or more of total tobacco inventory, the level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Our balance sheet accounts reflected seasonal patterns in the quarter ended June 30, 2023, on deliveries of tobacco crops by farmers in both South America and Africa. Accounts receivable decreased by $26.5 million from March 31, 2023 levels, as we used collections on receivables to fund seasonal working capital needs. Advances to suppliers were $111.2 million at June 30, 2023, a reduction of $59.6 million from March 31, 2023, as tobacco crops were delivered in payment on some of those balances, net of new advances on upcoming tobacco crops. Accounts receivable—unconsolidated affiliates were up $61.1 million in the three months ended June 30, 2023, on the timing of tobacco crop purchases and shipments. Notes payable and overdrafts were up $164.3 million from March 31, 2023 levels, on seasonal working capital needs. Customer advances and deposits increased by $100.4 million in the three months ended June 30, 2023, due to a customer arrangement providing for a higher amount of advances on tobacco crop purchases in fiscal year 2024.

Accounts receivable were up $56.5 million for the quarter ended June 30, 2023, compared to the same quarter in the prior fiscal year, on larger tobacco crops and the timing of tobacco crop shipments. Accounts receivable—unconsolidated affiliates were up $24.8 million in the three months ended June 30, 2023, on larger tobacco crop sizes. Notes payable and overdrafts were down $94.8 million compared to June 30, 2022 levels, in part due to higher customer advances available to fund working capital needs. Accounts payable were down $33.3 million for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022, primarily on the timing tobacco purchases in fiscal year 2023.

Investing Activities

Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities for our plant-based ingredients platform; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return as well as leverage our assets and expertise or enhance our farmer base. Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the quarter ended June 30, 2023 and 2022, we invested about $18.0 million and $15.1 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $11.9 million and $10.9 million for the quarter ended June 30, 2023 and 2022, respectively. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, invest in sustainability projects, add value for our customers, and position ourselves for future growth. We currently expect to spend approximately $65 to $75 million over the next twelve months on capital projects for maintenance of our facilities and other investments, including significant investments in our plant-based ingredients platform, to grow and improve our businesses.

Our Board of Directors approved our current share repurchase program in November 2022. The program authorizes the purchase of up to $100 million of our common stock through November 15, 2024. Under the program, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended June 30, 2023, we did not purchase any shares of common stock. As of June 30, 2023, approximately 24.6 million shares of our common stock were outstanding, and our available authorization under our current share repurchase program was $100 million.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization was approximately 42% at June 30, 2023, up slightly from the June 30, 2022 level of approximately 41%, primarily on higher working capital requirements, and up from the March 31, 2023 level of approximately 35%. As of June 30, 2023, we had $80.5 million in cash and cash equivalents, our short-term debt totaled $359.8 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of June 30, 2023, we had $480 million available under the committed revolving credit facility that will mature in December 2027, and we had about $59 million in available, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration statement that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing until fiscal year 2028.

Our seasonal working capital requirements for our tobacco business typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At June 30, 2023, the fair value of our outstanding interest rate swap agreements was an asset of about $5.8 million, and the notional amount swapped was $310 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on a portion of our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecasted purchases of tobacco, related processing costs, and crop input sales in Brazil, as well as our net monetary balance sheet exposures in local currency there. We generally account for our hedges of forecasted tobacco purchases as cash flow hedges. At June 30, 2023, the fair value of our open hedges was a net asset of about $0.6 million.

Critical Accounting Estimates

A summary of our critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended March 31, 2023. Our critical accounting policies have not changed from those reported in the 2023 Annual Report on Form 10-K.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding the portion of our bank term loans that have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $670 million at June 30, 2023. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $6.7 million, that amount would be at least partially mitigated by changes in charges to customers.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2023 (the "2023 Annual Report on Form 10-K"). In evaluating our risks, readers should carefully consider the risk factors discussed in our 2023 Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended June 30, 2023:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1-30, 2023	—	$—	—	$100,000,000
May 1-31, 2023	—	—	—	100,000,000
June 1-30, 2023	—	—	—	100,000,000
Total	—	$—	—	$100,000,000
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

Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at June 30, 2023.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

UNIVERSAL CORPORATION
(Registrant)

Date:	August 2, 2023	/s/ Johan C. Kroner
Johan C. Kroner, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 2, 2023	/s/ Scott J. Bleicher
Scott J. Bleicher, Vice President and Controller
(Principal Accounting Officer)