Form 10-Q
period 2023-12-31
UNIVERSAL CORP /VA/
filed 2024-02-07
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	DECEMBER 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 5, 2024, the total number of shares of common stock outstanding was 24,573,240.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$821,507	$795,039	$1,977,713	$1,875,845
Costs and expenses
Cost of goods sold	654,556	649,539	1,592,533	1,540,368
Selling, general and administrative expenses	78,563	67,974	227,846	206,799
Restructuring and impairment costs	924	—	3,523	—
Operating income	87,464	77,526	153,811	128,678
Equity in pretax earnings (loss) of unconsolidated affiliates	1,384	345	(3,495)	208
Other non-operating income (expense)	726	(69)	2,179	(208)
Interest income	1,720	77	4,038	407
Interest expense	15,525	14,265	48,121	33,259
Income before income taxes and other items	75,769	63,614	108,412	95,826
Income taxes	14,482	12,253	21,498	22,258
Net income	61,287	51,361	86,914	73,568
Less: net loss (income) attributable to noncontrolling interests in subsidiaries	(8,071)	(9,701)	(7,634)	(3,223)
Net income attributable to Universal Corporation	$53,216	$41,660	$79,280	$70,345

Earnings per share:
Basic	$2.14	$1.68	$3.19	$2.84
Diluted	$2.12	$1.67	$3.17	$2.82

Weighted average common shares outstanding:
Basic	24,849,498	24,770,294	24,853,774	24,772,827
Diluted	25,055,829	24,928,426	25,017,167	24,934,447

Total comprehensive income (loss), net of income taxes	$55,884	$64,082	$83,638	$80,377
Less: comprehensive (income) loss attributable to noncontrolling interests	(8,255)	(10,071)	(7,555)	(2,976)
Comprehensive income (loss) attributable to Universal Corporation	$47,629	$54,011	$76,083	$77,401

Dividends declared per common share	$0.80	$0.79	$2.40	$2.37

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2023	2022	2023
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$74,102	$71,283	$64,690
Accounts receivable, net	435,306	536,650	402,073
Advances to suppliers, net	159,481	163,237	170,801
Accounts receivable—unconsolidated affiliates	33,109	5,920	12,210
Inventories—at lower of cost or net realizable value:
Tobacco	1,009,030	866,380	833,876
Other	196,246	211,561	202,907
Prepaid income taxes	18,304	17,363	16,493
Other current assets	88,051	79,495	99,840
Total current assets	2,013,629	1,951,889	1,802,890

Property, plant and equipment
Land	26,516	24,142	24,926
Buildings	319,740	305,215	311,138
Machinery and equipment	720,816	679,970	689,220
	1,067,072	1,009,327	1,025,284
Less accumulated depreciation	(706,642)	(663,333)	(674,122)
	360,430	345,994	351,162
Other assets
Operating lease right-of-use assets	34,913	42,337	40,505
Goodwill, net	213,891	213,881	213,922
Other intangibles, net	71,697	82,917	80,101
Investments in unconsolidated affiliates	75,335	72,565	76,184
Deferred income taxes	14,855	10,005	13,091
Pension asset	11,586	12,740	9,984
Other noncurrent assets	37,538	32,575	51,343
	459,815	467,020	485,130

Total assets	$2,833,874	$2,764,903	$2,639,182

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2023	2022	2023
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$365,327	$348,073	$195,564
Accounts payable	89,301	92,305	83,213
Accounts payable—unconsolidated affiliates	122	57	5,830
Customer advances and deposits	19,620	5,365	3,061
Accrued compensation	27,967	21,670	33,108
Income taxes payable	5,499	3,715	3,274
Current portion of operating lease liabilities	10,403	11,160	11,404
Accrued expenses and other current liabilities	106,635	115,882	106,533
Current portion of long-term debt	—	—	—
Total current liabilities	624,874	598,227	441,987

Long-term debt	617,225	616,750	616,809
Pensions and other postretirement benefits	43,301	50,773	42,769
Long-term operating lease liabilities	22,050	27,030	25,540
Other long-term liabilities	26,609	22,797	32,512
Deferred income taxes	41,165	48,584	42,613
Total liabilities	1,375,224	1,364,161	1,202,230

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,559,181 shares issued and outstanding at December 31, 2023 (24,555,361 at December 31, 2022 and 24,555,361 at March 31, 2023)	344,467	335,160	337,247
Retained earnings	1,152,863	1,102,887	1,136,898
Accumulated other comprehensive loss	(80,254)	(77,255)	(77,057)
Total Universal Corporation shareholders' equity	1,417,076	1,360,792	1,397,088
Noncontrolling interests in subsidiaries	41,574	39,950	39,864
Total shareholders' equity	1,458,650	1,400,742	1,436,952

Total liabilities and shareholders' equity	$2,833,874	$2,764,903	$2,639,182

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Nine Months Ended December 31,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,914	$73,568
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	43,843	42,844
Net provision for losses (recoveries) on advances to suppliers	9,950	6,127
Inventory writedowns	4,813	10,782
Stock-based compensation expense	10,625	6,630
Foreign currency remeasurement (gain) loss, net	3,227	(1,335)
Foreign currency exchange contracts	2,655	14,600
Deferred income taxes	(2,078)	470
Equity in net loss (income) of unconsolidated affiliates, net of dividends	2,055	5,717
Restructuring and impairment costs	3,523	—
Restructuring payments	(999)	—
Other, net	734	(4,967)
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(61,434)	(186,039)
Inventories	(169,129)	(84,250)
Other assets	16,539	10,170
Accounts payable	(1,422)	(80,355)
Accrued expenses and other current liabilities	(13,356)	17,801
Income taxes	19	(10,191)
Customer advances and deposits	16,784	(5,422)
Net cash provided (used) by operating activities	(46,737)	(183,850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(47,732)	(39,430)
Proceeds from sale of business, net of cash held by the business	3,757	3,245
Proceeds from sale of property, plant and equipment	1,932	1,634
Net cash used by investing activities	(42,043)	(34,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	170,433	166,109
Issuance of long-term debt	—	123,481
Repayment of long-term debt	—	(23,481)
Dividends paid to noncontrolling interests	(5,845)	(6,825)
Repurchase of common stock	(4,744)	(3,448)
Dividends paid on common stock	(58,755)	(57,993)
Proceeds from termination of interest rate swap agreements	—	11,786
Other	(2,973)	(6,337)
Net cash provided (used) by financing activities	98,116	203,292

Effect of exchange rate changes on cash, restricted cash and cash equivalents	76	(1,256)
Net increase (decrease) in cash, restricted cash and cash equivalents	9,412	(16,365)
Cash, restricted cash and cash equivalents at beginning of year	64,690	87,648

Cash, restricted cash and cash equivalents at end of period	$74,102	$71,283

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

Accounting Pronouncements to be Adopted in Future Years

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). ASU 2023-07 requires additional disclosures about profitability measures utilized by the chief operating decision maker and significant segment expenses. ASU 2023-07 also requires all annual disclosures regarding profit or loss and assets to be included in interim disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods in fiscal years beginning after December 15, 2024, although early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its operating segments disclosures.

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

Tobacco Operations
During the nine months ended December 31, 2023, the Company began restructuring operations at its Global Labs Services ("GLS") facility in Wilson, NC. GLS provides testing for crop protection agents and tobacco constituents in seed, leaf, and finished products, including e-cigarette liquids and vapors, and has capabilities for testing non-tobacco products. As a result of the restructuring of the GLS operations, the Company incurred $1.8 million of restructuring and impairment costs for the nine months ended December 31, 2023.

During the nine months ended December 31, 2023, the Company also incurred $1.7 million of termination and impairment costs in other areas of the Tobacco Operations segment.

NOTE 3.  REVENUE FROM CONTRACTS WITH CUSTOMERS

The majority of the Company’s consolidated revenue consists of sales of processed leaf tobacco to customers. The Company also earns revenue from processing leaf tobacco owned by customers and from various other services provided to customers. Additionally, the Company has fruit and vegetable processing operations, as well as flavor and extract services that provide customers with a range of ingredient products. Payment terms with customers vary depending on customer creditworthiness, product types, services provided, and other factors. Contract durations and payment terms for all revenue categories generally do not exceed one year. Therefore, the Company has applied a practical expedient to not adjust the transaction price for the effects of financing components, as the Company expects that the period from the time the revenue for a transaction is recognized to the time the customer pays for the related good or service transferred will be one year or less. Shipping and handling costs under sales contracts with customers are treated as fulfillment costs and included in the transaction price. Below is a description of the major revenue-generating categories from contracts with customers.

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

Ingredients Sales
The Company has diversified operations through the acquisition of established companies that offer customers a wide range of both liquid and dehydrated fruit and vegetable ingredient products, flavors, and extracts. These operations procure raw materials from domestic and international growers and suppliers and through a variety of processing steps including sorting, cleaning, pressing, mixing, extracting, and blending to manufacture finished goods utilized in both pet food and human food and beverages. The contracts for ingredients with customers create a performance obligation to transfer the manufactured finished goods to the customer. Transaction prices for the sale of ingredients are primarily based on negotiated fixed prices. At the point in time that the customer obtains control over the finished product, which is typically aligned with physical shipment under the contractual terms with the customer, the Company completes its performance obligation and recognizes the revenue for the sale.

Processing Revenue
Processing and packing of customer-owned tobacco and ingredients is a short-duration process. Processing charges are primarily based on negotiated fixed prices per unit of weight processed. Under normal operating conditions, customer-owned raw materials that are placed into the production line exits as processed and packed product and is then later transported to customer-designated transfer locations. The revenue for these services is recognized when the performance obligation is satisfied, which is generally when processing is completed. The Company’s operating history and contract analyses indicate that customer requirements for processed tobacco and ingredients products are consistently met upon completion of processing.

Other Sales and Revenue from Contracts with Customers
From time to time, the Company enters into various arrangements with customers to provide other value-added services that may include blending, chemical and physical testing of products, storage, and tobacco cutting services for select manufacturers. These other arrangements and operations are a much smaller portion of the Company’s business, and are separate and distinct contractual agreements from the Company’s tobacco and ingredients sales or third-party processing arrangements with customers. The transaction prices and timing of revenue recognition of these items are determined by the specifics of each contract.

Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2023	2022	2023	2022

Tobacco sales	$694,215	$672,002	$1,635,105	$1,536,898
Ingredients sales	72,254	65,824	221,309	219,429
Processing revenue	20,448	21,266	58,342	54,796
Other sales and revenue from contracts with customers	26,216	31,051	50,554	58,146
Total revenue from contracts with customers	813,133	790,143	1,965,310	1,869,269
Other operating sales and revenues	8,374	4,896	12,403	6,576
Consolidated sales and other operating revenues	$821,507	$795,039	$1,977,713	$1,875,845

    Other operating sales and revenues consists principally of interest on advances to suppliers and dividend payments from deconsolidated affiliates.

NOTE 4. OTHER CONTINGENT LIABILITIES AND OTHER MATTERS

Other Contingent Liabilities

Other Contingent Liabilities (Letters of credit)
The Company had other contingent liabilities totaling approximately $1 million at December 31, 2023, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary’s VAT filings for specified periods. In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $10 million. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $11 million. Those amounts are based on the exchange rate for the Brazilian currency at December 31, 2023. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for both states in determining all or significant portions of these assessments and that various defenses support the subsidiary’s positions.

With respect to the Santa Catarina assessments, the subsidiary took appropriate steps to contest the full amount of the claims. As of December 31, 2023, a portion of the subsidiary’s arguments had been accepted, but there has not been any further resolution for the matter. The assessment, together with the related accumulated interest through the end of the current reporting period, totaled approximately $11 million (at the December 31, 2023 exchange rate). The subsidiary is continuing to contest the full remaining amount of the assessment. While the range of reasonably possible loss is zero up to the full $11 million remaining assessment with interest, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2023.

With respect to the Parana assessment, management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods, reflecting a substantial reduction from the original assessment. In fiscal year 2020, the Parana tax authorities acknowledged the statute of limitations related to claims prior to December 2010 had expired and reduced the assessment to $3 million (at the December 31, 2023 exchange rate). Notwithstanding the reduced assessment, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $3 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2023.

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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $186 million at December 31, 2023 and 2022, and $199 million at March 31, 2023. The related valuation allowances totaled $25 million at December 31, 2023, $21 million at December 31, 2022, and $24 million at March 31, 2023, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions of approximately $10.0 million and $6.1 million in the nine-month periods ended December 31, 2023 and 2022, respectively. These net provisions and recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of VAT on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At December 31, 2023, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $63 million ($66 million at December 31, 2022, and $64 million at March 31, 2023), and the related valuation allowances totaled approximately $21 million ($24 million at December 31, 2022, and $22 million at March 31, 2023). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

Shelf Registration and Stock Repurchase Plan

In November 2023 the Company filed an undenominated automatic universal shelf registration statement with the U.S. Securities and Exchange Commission to provide for the future issuance of an undefined amount of securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.

A stock repurchase plan, which was authorized by the Company's Board of Directors, became effective and was publicly announced on November 2, 2022. This stock repurchase plan authorized the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions through November 15, 2024 or when funds for the program have been exhausted, subject to market conditions and other factors. The program had $95 million of remaining capacity for repurchases of common stock at December 31, 2023.

Sale of Idled Tanzania Operations

During the nine months ended December 31, 2022, the Company entered into a sales agreement to sell all outstanding shares of common stock, which included all properties, of the idled companies in Tanzania for $8.5 million.
Restricted Cash Release of Deferred Proceeds from Acquisition of Silva International, Inc.
During the three months ended December 31, 2022, the Company released $6.0 million, held in a third-party escrow account, to one of Silva's selling shareholders. The amounts were held in escrow since the date of acquisition, as the employee had a post-combination service requirement with forfeitable payment provisions. Therefore, under ASC Topic 805, "Business Combinations," the amounts held in escrow were treated as a contingent consideration arrangement and expensed as compensation expense in selling, general, and administrative expense on the consolidated statements of income. As of December 31, 2022, all amounts had been released to the selling shareholder, who remains employed by the Company, and expensed in the Company's consolidated statements of income.

NOTE 5.   EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per share data)	2023	2022	2023	2022

Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$53,216	$41,660	$79,280	$70,345

Denominator for basic earnings per share
Weighted average shares outstanding	24,849,498	24,770,294	24,853,774	24,772,827

Basic earnings per share	$2.14	$1.68	$3.19	$2.84

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$53,216	$41,660	$79,280	$70,345

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,849,498	24,770,294	24,853,774	24,772,827
Effect of dilutive securities
Employee and outside director share-based awards	206,331	158,132	163,393	161,620
Denominator for diluted earnings per share	25,055,829	24,928,426	25,017,167	24,934,447

Diluted earnings per share	$2.12	$1.67	$3.17	$2.82

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

Three and nine months ended December 31, 2023
The Company's consolidated effective income tax rate for the three and nine months ended December 31, 2023 was 19.1% and 19.8%, respectively.

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

Additionally, the sale of the Company's idled Tanzania operations resulted in a $1.8 million reduction to consolidated interest expense related to the removal of an uncertain tax position for the nine months ended December 31, 2022.

NOTE 7.   GOODWILL AND OTHER INTANGIBLES

The Company's changes in goodwill at December 31, 2023 and 2022 consisted of the following:

(in thousands of dollars)	Nine Months Ended December 31,
	2023	2022
Balance at beginning of fiscal year	$213,922	$213,998
Foreign currency translation adjustment	(31)	(117)
Balance at end of period	$213,891	$213,881

The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at December 31, 2023 and 2022 and at March 31, 2023:

(in thousands, except useful life)				December 31, 2023
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(23,491)	$63,009
Trade names		5		11,100	(7,710)	3,390
Developed technology		13		9,300	(5,579)	3,721
Noncompetition agreements	4	—	5	4,000	(2,488)	1,512
Other		5		792	(727)	65
Total intangible assets				$111,692	$(39,995)	$71,697

				December 31, 2022
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(15,760)	$70,740
Trade names		5		11,100	(5,490)	5,610
Developed technology	3	—	13	9,300	(5,233)	4,067
Noncompetition agreements	4	—	5	4,000	(1,537)	2,463
Other		5		707	(670)	37
Total intangible assets				$111,607	$(28,690)	$82,917

				March 31, 2023
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(17,693)	$68,807
Trade names		5		11,100	(6,045)	5,055
Developed technology		13		9,300	(5,319)	3,981
Noncompetition agreements	4	—	5	4,000	(1,775)	2,225
Other		5		721	(688)	33
Total intangible assets				$111,621	$(31,520)	$80,101
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life, as noted above.

The Company's amortization expense for intangible assets for the three and nine months ended December 31, 2023 and 2022 was:

(in thousands of dollars)	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Amortization Expense	$2,862	$3,280	$8,475	$9,625

Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated statements of income. The amortization expense for other intangible assets is recorded in selling, general, and administrative expenses in the consolidated statements of income.

As of December 31, 2023, the expected future amortization expense for intangible assets is as follows:

Fiscal Year (in thousands of dollars)
2024 (excluding the nine months ended December 31, 2023)	$2,825
2025	11,083
2026	9,232
2027	8,077
2028 and thereafter	40,480
Total expected future amortization expense	$71,697

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
Cash Flow Hedging Strategy for Interest Rate Risk
In December 2022, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2022. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At December 31, 2023, the total notional amount of the interest rate swaps was $310 million, which corresponded to a portion of the aggregate outstanding balance of the term loans.

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

The aggregate U.S. dollar notional amount of forward and option contracts entered into for these purposes during the nine-month periods in fiscal years 2024 and 2023 was as follows:

	Nine Months Ended December 31,
(in millions of dollars)	2023	2022

Tobacco purchases	$30.3	$47.1
Processing costs	4.9	7.9
Total	$35.2	$55.0

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

The table below presents the expected timing of when the remaining accumulated other comprehensive gains and losses as of December 31, 2023 for cash flows hedges of tobacco purchases and crop input sales are expected to be recognized in earnings.

Hedging Program	Crop Year	Geographic Location(s)	Fiscal Year Earnings
Tobacco purchases	2022	Brazil	2024
Tobacco purchases	2023	Brazil	2024
Crop input sales	2023	Brazil	2024
Crop input sales	2024	Brazil	2025
Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at December 31, 2023 and 2022, and March 31, 2023, were approximately $97.2 million, $91.8 million, and $42.8 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2023	2022	2023	2022

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(10,249)	$1,006	$7,815	$14,255
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$1,479	$(1,031)	$4,105	$(2,902)
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$1,570	$—	$4,709	$—
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$—	$2,454	$2,019	$2,450
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$2,190	$1,790	$6,330	$4,831
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$1,138	$(520)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil and Africa

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(3,241)	$(1,949)	$(4,010)	$(4,266)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases and the crop input sales in Brazil, a net hedge gain of approximately $1.5 million remained in accumulated other comprehensive loss at December 31, 2023. That balance reflects gains and losses on contracts related to the 2023 and 2022 Brazil crops, and the 2024 and 2023 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through December 31, 2023. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at December 31, 2023 and 2022, and March 31, 2023:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		December 31, 2023	December 31, 2022	March 31, 2023		December 31, 2023	December 31, 2022	March 31, 2023

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$633	$3,179	$—	Other long-term liabilities	$—	$—	$3,077

Foreign currency exchange contracts	Other current assets	—	3,389	7,102	Accounts payable and accrued expenses	—	—	890
Total		$633	$6,568	$7,102		$—	$—	$3,967

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$183	$1,152	$1,320	Accounts payable and accrued expenses	$1,377	$1,194	$435
Total		$183	$1,152	$1,320		$1,377	$1,194	$435

Substantially all of the Company's foreign exchange derivative instruments are subject to master netting arrangements whereby the right to offset occurs in the event of default by a participating party. The Company has elected to present these contracts on a gross basis in the consolidated balance sheets.

NOTE 9.   FAIR VALUE MEASUREMENTS

Universal measures certain financial and nonfinancial assets and liabilities at fair value based on applicable accounting guidance. The financial assets and liabilities measured at fair value include money market funds, trading securities associated with deferred compensation plans, interest rate swap agreements and forward foreign currency exchange contracts. The application of the fair value guidance to nonfinancial assets and liabilities primarily includes the determination of fair values for goodwill and long-lived assets when indicators of potential impairment are present.

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

Recurring Fair Value Measurements

At December 31, 2023 and 2022, and at March 31, 2023, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	December 31, 2023
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$145	$—	$—	$—	$145
Trading securities associated with deferred compensation plans	—	11,880	—	—	11,880
Interest rate swap agreements	—	—	633	—	633
Foreign currency exchange contracts	—	—	183	—	183
Total financial assets measured and reported at fair value	$145	$11,880	$816	$—	$12,841

Liabilities
Foreign currency exchange contracts	$—	$—	$1,377	$—	$1,377
Total financial liabilities measured and reported at fair value	$—	$—	$1,377	$—	$1,377

	December 31, 2022
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$334	$—	$—	$—	$334
Trading securities associated with deferred compensation plans	—	11,257	—	—	11,257
Interest rate swap agreements	—	—	3,179	—	3,179
Foreign currency exchange contracts	—	—	4,541	—	4,541
Total financial assets measured and reported at fair value	$334	$11,257	$7,720	$—	$19,311

Liabilities
Foreign currency exchange contracts	$—	$—	$1,195	$—	$1,195
Total financial liabilities measured and reported at fair value	$—	$—	$1,195	$—	$1,195

	March 31, 2023
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$400	$—	$—	$—	$400
Trading securities associated with deferred compensation plans	—	11,698	—	—	11,698
Foreign currency exchange contracts	—	—	8,422	—	8,422
Total financial assets measured and reported at fair value	$400	$11,698	$8,422	$—	$20,520

Liabilities
Interest rate swap agreements	$—	$—	$3,077	$—	$3,077
Foreign currency exchange contracts	—	—	1,325	—	1,325
Total financial liabilities measured and reported at fair value	$—	$—	$4,402	$—	$4,402

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

Long-term Debt

The following table summarizes the fair and carrying value of the Company’s long-term debt, and if applicable any current portion, at each of the balance sheet dates December 31, 2023, and 2022 and March 31, 2023:

(in millions of dollars)	December 31, 2023	December 31, 2022	March 31, 2023
Fair market value of long term obligations	$617	$615	$621
Carrying value of long term obligations	$620	$620	$620
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

The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
(in thousands of dollars)	2023	2022	2023	2022

Service cost	$1,280	$1,549	$24	$33
Interest cost	2,897	2,341	263	236
Expected return on plan assets	(3,887)	(3,323)	(15)	(18)
Net amortization and deferral	205	1,001	(189)	(168)
Net periodic benefit cost	$495	$1,568	$83	$83

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2023	2022	2023	2022

Service cost	$3,848	$4,597	$73	$97
Interest cost	8,696	7,027	793	712
Expected return on plan assets	(11,663)	(9,971)	(47)	(56)
Net amortization and deferral	611	3,003	(569)	(507)
Net periodic benefit cost	$1,492	$4,656	$250	$246

During the nine months ended December 31, 2023, the Company made contributions of approximately $0.9 million to its pension plans. Additional contributions of $3.0 million are expected during the remaining three months of fiscal year 2024.

NOTE 11.   STOCK-BASED COMPENSATION

The Company's shareholders approved the Universal Corporation 2023 Stock Incentive Plan (“Plan”) under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”), stock appreciation rights, incentive stock options, and non-qualified stock options. The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly-scheduled meeting of the Compensation Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year. The Compensation Committee administers the Company’s Plan consistently, following previously defined guidelines. In recent years, the Compensation Committee has awarded only grants of RSUs and PSUs. Awards of restricted stock, RSUs, and PSUs are currently outstanding under the Plan.

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

During the nine-month periods ended December 31, 2023 and 2022, the Company issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Nine Months Ended December 31,
	2023	2022

RSUs:
Number granted	93,300	79,405
Grant date fair value	$51.34	$62.17

PSUs:
Number granted	54,700	48,315
Grant date fair value	$43.01	$54.46

Fair value expense for RSUs and PSUs is recognized ratably over the period from grant date to the earlier of: (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of all non-forfeitable awards is recognized as expense at the date of grant. For PSUs, the Company recognizes expense based on management’s judgment of the ultimate award that is likely to be paid out based on the achievement of the predetermined performance measures. Universal typically incurs higher stock compensation expense in the first quarter of each fiscal year when grants are awarded to officers who are retirement eligible. The Company accounts for forfeitures of stock-based awards as they occur. For the nine-month periods ended December 31, 2023 and 2022, the Company recorded total stock-based compensation expense of approximately $10.6 million and $6.6 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $1.0 million during the remaining three months of fiscal year 2024.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2023	2022	2023	2022

SALES AND OTHER OPERATING REVENUES
Tobacco Operations	$743,933	$724,589	$1,742,494	$1,642,682
Ingredients Operations	77,574	70,450	235,219	233,163
Consolidated sales and other operating revenues	$821,507	$795,039	$1,977,713	$1,875,845

OPERATING INCOME
Tobacco Operations	$87,605	$77,104	$148,875	$119,010
Ingredients Operations	2,167	767	4,964	9,876
Segment operating income	89,772	77,871	153,839	128,886
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (1)	(1,384)	(345)	3,495	(208)
Restructuring and impairment costs (2)	(924)	—	(3,523)	—
Consolidated operating income	$87,464	$77,526	$153,811	$128,678

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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended December 31,
(in thousands of dollars)	2023	2022
Foreign currency translation:
Balance at beginning of year	$(44,233)	$(40,965)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	1,090	(5,425)
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	79	247
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	1,169	(5,178)
Balance at end of period	$(43,064)	$(46,143)

Foreign currency hedge:
Balance at beginning of year	$4,899	$3,579
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(153) and $(530))	703	253
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $1,422 and $519) (1)	(4,530)	(2,191)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(3,827)	(1,938)
Balance at end of period	$1,072	$1,641

Interest rate hedge:
Balance at beginning of year	$5,253	$(860)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(2,063) and $(3,224))	5,751	11,870
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $2,327 and $(220)) (2)	(6,486)	811
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(735)	12,681
Balance at end of period	$4,518	$11,821

Pension and other postretirement benefit plans:
Balance at beginning of year	$(42,976)	$(46,065)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $(38) and $(409))(3)	196	1,491
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	196	1,491
Balance at end of period	$(42,780)	$(44,574)

Total accumulated other comprehensive loss at end of period	$(80,254)	$(77,255)
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

NOTE 14. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three and nine months ended December 31, 2023 and 2022 is as follows:

	Three Months Ended December 31, 2023			Three Months Ended December 31, 2022
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of three-month period	$1,384,189	$33,319	$1,417,508	$1,324,854	$29,879	$1,354,733

Changes in common stock
Accrual of stock-based compensation	4,914	—	4,914	1,326	—	1,326
Withholding of shares from stock-based compensation for grantee income taxes	(9)	—	(9)	—	—	—
Dividend equivalents on RSUs	321	—	321	294	—	294

Changes in retained earnings
Net income (loss)	53,216	8,071	61,287	41,660	9,701	51,361
Cash dividends declared
Common stock	(19,647)	—	(19,647)	(19,399)	—	(19,399)
Dividend equivalents on RSUs	(321)	—	(321)	(294)	—	(294)

Other comprehensive income (loss)	(5,587)	184	(5,403)	12,351	370	12,721

Balance at end of period	$1,417,076	$41,574	$1,458,650	$1,360,792	$39,950	$1,400,742

	Nine Months Ended December 31, 2023			Nine Months Ended December 31, 2022
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,397,088	$39,864	$1,436,952	$1,340,543	$44,226	$1,384,769

Changes in common stock
Repurchase of common stock	(1,373)	—	(1,373)	(893)	—	(893)
Accrual of stock-based compensation	10,625	—	10,625	6,630	—	6,630
Withholding of shares from stock-based compensation for grantee income taxes	(2,972)	—	(2,972)	(2,090)	—	(2,090)
Dividend equivalents on RSUs	940	—	940	851	—	851

Changes in retained earnings
Net income	79,280	7,634	86,914	70,345	3,223	73,568
Cash dividends declared
Common stock	(59,004)	—	(59,004)	(58,244)	—	(58,244)
Repurchase of common stock	(3,371)	—	(3,371)	(2,555)	—	(2,555)
Dividend equivalents on RSUs	(940)	—	(940)	(851)	—	(851)

Other comprehensive income (loss)	(3,197)	(79)	(3,276)	7,056	(247)	6,809

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(5,845)	(5,845)	—	(6,825)	(6,825)
Other	—	—	—	—	(427)	(427)
Balance at end of period	$1,417,076	$41,574	$1,458,650	$1,360,792	$39,950	$1,400,742

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the terms “we,” “our,” “us” or “Universal” or the “Company” refer to Universal Corporation together with its subsidiaries. This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: success in pursuing strategic investments or acquisitions and integration of new businesses and the impact of these new businesses on future results; product purchased not meeting quality and quantity requirements; our reliance on a few large customers; our ability to maintain effective information systems and safeguard confidential information; anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services including increased transportation costs and delays attributed to global supply chain challenges; timing of shipments to customers; higher inflation rates; changes in market structure; government regulation and other stakeholder expectations; economic and political conditions in the countries in which we and our customers operate, including the ongoing impacts from international conflicts, such as the conflict in Ukraine; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; impacts of regulation and litigation on our customers; industry-specific risks related to our plant-based ingredients businesses; exposure to certain regulatory and financial risks related to climate change; changes in estimates and assumptions underlying our critical accounting policies; the promulgation and adoption of new accounting standards; new government regulations and interpretation of existing standards and regulations; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

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

Overview

Universal Corporation again delivered strong financial and operational performance in the third quarter of fiscal year 2024. Operating income and net income for the quarter were up 13% and 28%, respectively, relative to the third quarter of fiscal year 2023, which helped increase operating income and net income for the nine months of fiscal year 2024 by 20% and 13%, respectively, compared to the same period last fiscal year.

Our tobacco business continued to perform very well, driven by a favorable product mix and strong demand from our customers. Improved margins, larger crops in Africa, and strong tobacco shipments in line with our expectations benefited our results in the nine months and quarter ended December 31, 2023, compared to the same periods in fiscal year 2023. Global leaf supply for all types of leaf tobacco continues to be tight, and as of December 31, 2023, our uncommitted tobacco inventory was at a low level of 8%. While we expect global leaf tobacco supply to remain tight in fiscal year 2025, in part due to El Nino weather conditions, we believe the strength of our diverse global footprint will help us satisfy our customers’ leaf tobacco needs.

We continue to be encouraged by the solid progress the team is making to expand our ingredients business. The investments we have made to build out the research and development and corporate sales teams are starting to gain momentum and have positioned us for future growth. We are also pleased with the progress we are making on the expansion of our processing capabilities at our ingredients facility in Lancaster, Pennsylvania. We expect those resources to be fully operational in the third quarter of fiscal year 2025 and positively contributing to our earnings as soon as fiscal year 2026.

Another important achievement in fiscal year 2024 has been the progress we made to advance Universal's global sustainability agenda. These include the December 2023 publication of our 2023 Sustainability Report, and our recently announced participation in a solar project that we believe will help us meet our target to reduce operational greenhouse gas emissions by 30 percent by 2030. We are proud of our sustainability advances, and we continue to seek opportunities to further promote sustainability in our business.

FINANCIAL HIGHLIGHTS
	Nine Months Ended December 31,		Change
(in millions of dollars, except per share data)	2023	2022	$	%

Consolidated Results
Sales and other operating revenue	$1,977.7	$1,875.8	$101.9	5%
Cost of goods sold	$1,592.5	$1,540.4	$52.2	3%
Gross Profit Margin	19.5%	17.9%		160 bps
Selling, general and administrative expenses	$227.8	$206.8	$21.0	10%
Operating income (loss)	$153.8	$128.7	$25.1	20%
Diluted earnings (loss) per share (as reported)	$3.17	$2.82	$0.35	12%
Adjusted diluted earnings (loss) per share (non-GAAP)*	$3.29	$2.80	$0.49	18%
Segment Results
Tobacco operations sales and other operating revenues	$1,742.5	$1,642.7	$99.8	6%
Tobacco operations operating income	$148.9	$119.0	$29.9	25%
Ingredients operations sales and other operating revenues	$235.2	$233.2	$2.1	1%
Ingredients operations operating income (loss)	$5.0	$9.9	$(4.9)	(50)%
*See Reconciliation of Certain Non-GAAP Financial Measures in Other Items below.

Net income for the nine months ended December 31, 2023, was $79.3 million, or $3.17 per diluted share, compared with $70.3 million, or $2.82 per diluted share, for the nine months ended December 31, 2022. Excluding restructuring and impairment costs and certain other non-recurring items, as detailed in Other Items below, net income increased by $12.6 million and diluted earnings per share increased by $0.49 for the nine months ended December 31, 2023, compared to the same period in the prior fiscal year. Operating income for the nine months ended December 31, 2023, was $153.8 million, an increase of $25.1 million, compared to operating income of $128.7 million for the nine months ended December 31, 2022. Adjusted operating income, detailed in Other Items below, was $157.3 million, an increase of $28.7 million, as compared to the same period in fiscal year 2023.

Net income for the quarter ended December 31, 2023, was $53.2 million, or $2.12 per diluted share, compared with $41.7 million, or $1.67 per diluted share, for the quarter ended December 31, 2022. Excluding restructuring and impairment costs and certain other non-recurring items, as detailed in Other Items below, net income and diluted earnings per share increased by $12.4 million and $0.49, respectively, for the quarter ended December 31, 2023, compared to the quarter ended December 31, 2022. Operating income for the quarter ended December 31, 2023, was $87.5 million, an increase of $9.9 million, compared to operating income of $77.5 million for the quarter ended December 31, 2022. Adjusted operating income, detailed in Other Items below, was $88.4 million for the third quarter of fiscal year 2024, an increase of $10.9 million, as compared to adjusted operating income of $77.5 million for the third quarter of fiscal year 2023.

Consolidated revenues increased by $101.9 million to $2.0 billion and by $26.5 million to $821.5 million, respectively, for the nine months and quarter ended December 31, 2023, compared to the same periods in fiscal year 2023. These changes were largely due to higher tobacco sales prices, which more than offset lower tobacco sales volumes, as well as an improved product mix in the Tobacco Operations segment.

Tobacco Operations

Revenues for the Tobacco Operations segment were $1.7 billion for the nine months ended December 31, 2023, and $743.9 million for the quarter ended December 31, 2023, up $99.8 million and $19.3 million, respectively, compared to the same periods in the prior fiscal year. These increases were due to higher tobacco sales prices and a favorable product mix, partially offset by lower tobacco sales volumes.

Operating income for the Tobacco Operations segment increased by $29.9 million to $148.9 million and by $10.5 million to $87.6 million, respectively, for the nine months and quarter ended December 31, 2023, compared with the nine months and quarter ended December 31, 2022. Tobacco Operations segment operating income was up largely on higher prices and a more favorable product mix, partially offset by lower tobacco sales volumes. In the nine months and quarter ended December 31, 2022, a large amount of lower margin carryover tobacco crops was shipped. Larger African crops positively impacted the results for the Tobacco Operations segment in both the nine months and quarter ended December 31, 2023. Carryover crop shipments from South America were significantly lower in the nine months and quarter ended December 31, 2023, compared to the same periods in fiscal year 2023. In the nine months ended December 31, 2023, our operations in Europe and in Asia had improved product mixes, compared to the nine months ended December 31, 2022. Equity earnings from our oriental tobacco joint venture were down in the nine months ended December 31, 2023, on unfavorable foreign currency comparisons and higher interest expenses, but increased in the quarter ended December 31, 2023, on an improved product mix, compared to the same periods in the prior fiscal year. Selling, general, and administrative expenses for the Tobacco Operations segment were higher in the nine months and quarter ended December 31, 2023, compared to the nine months and quarter ended December 31, 2022, primarily on higher compensation and benefit costs, as well as unfavorable foreign currency comparisons.

Ingredients Operations

Revenues for the Ingredients Operations segment of $235.2 million for the nine months ended December 31, 2023, and $77.6 million for the quarter ended December 31, 2023, were up $2.1 million and $7.1 million, respectively, compared to the same periods in the prior fiscal year, as the sale of new products more than offset the impact of lower sales prices on core products.

Operating income for the Ingredients Operations segment was $5.0 million and $2.2 million, respectively, for the nine months and quarter ended December 31, 2023, compared to $9.9 million and $0.8 million, respectively for the nine months and quarter ended December 31, 2022.

In the quarter ended December 31, 2023, operating income for our Ingredients Operations segment was in line with results for the same quarter in the prior fiscal year, as incremental revenue and margin from sale of new products offset the effects of market challenges for our core products and higher expenses resulting from the investments that we are making to position the segment for future growth.

Operating income for the nine months ended December 31, 2023, was lower as compared to the same period in the prior year, mainly as the result of lower operating income in the first quarter of the current fiscal year, as compared to the same period in the prior fiscal year. Results for the first quarter of fiscal 2024 were negatively impacted by customer inventory recalibrations. Other factors that contributed to lower segment operating income for the nine months ended December 31, 2023, as compared to the same period in the prior fiscal year, include lower new crop raw material prices, inventory write-downs, and higher selling, general, and administrative expenses, partially offset by margins from the sale of new products. In the nine months and quarter ended December 31, 2023, selling, general, and administrative expenses were higher, compared to the same periods in the prior fiscal year, due to higher compensation and other costs related to investment in expanding sales and product development capabilities as well as higher corporate overhead allocations, partially offset by deferred compensation expense incurred during the third quarter of fiscal year 2023.

Other Items

Cost of goods sold in the nine months and quarter ended December 31, 2023, increased by 3% to $1.6 billion and by 1% to $654.6 million, respectively, compared with the nine months and quarter ended December 31, 2022, largely due to higher green tobacco costs. Selling, general, and administrative costs for the nine months ended December 31, 2023, increased by $21.0 million to $227.8 million, compared to the nine months ended December 31, 2022, on higher compensation costs. Selling, general, and administrative costs for the quarter ended December 31, 2023, increased by $10.6 million to $78.6 million, compared to the same period in the prior fiscal year, largely on higher compensation costs and unfavorable foreign currency comparisons. Interest expense for the nine months and quarter ended December 31, 2023, increased by $14.9 million to $48.1 million and by $1.3 million to $15.5 million, respectively, compared to the same periods in the prior fiscal year, on increased costs from higher interest rates. Interest income for the nine months and quarter ended December 31, 2023, increased by $3.6 million to $4.0 million and by $1.6 million to $1.7 million, respectively, compared to the same periods in the prior fiscal year, primarily on interest income associated with favorably resolved tax judgements at a subsidiary as well as higher interest rates on cash deposits.

For the nine months and quarter ended December 31, 2023, our effective tax rate on pre-tax income was 19.8% and 19.1%, respectively. For the nine months and quarter ended December 31, 2022, our effective tax rate on pre-tax income was 19.3% and 23.2%, respectively. The consolidated effective income tax rate for the nine months ended December 31, 2022, was affected by the sale of the idled Tanzania operations in the quarter ended June 30, 2022, which resulted in $1.1 million of additional income taxes. Without this item, the consolidated effective income tax rate for the nine months ended December 31, 2022, would have been approximately 22.0%. Additionally, the sale of the idled Tanzania operations resulted in a $1.8 million reduction to consolidated interest expense related to an uncertain tax position.

Reconciliation of Certain Non-GAAP Financial Measures

The following table sets forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2023	2022	2023	2022
As Reported: Consolidated operating income	$87,464	$77,526	$153,811	$128,678
Restructuring and impairment costs(1)	924	—	3,523	—
As Adjusted operating income (Non-GAAP)	$88,388	$77,526	$157,334	$128,678

Adjusted Net Income Attributable to Universal Corporation and Adjusted Diluted Earnings Per Share Reconciliation

(in thousands except for per share amounts)	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
As Reported: Net income attributable to Universal Corporation	$53,216	$41,660	$79,280	$70,345
Restructuring and impairment costs(1)	924	—	3,523	—
Interest expense reversal on uncertain tax position from sale of operations in Tanzania	—	—	—	(1,816)
Total of Non-GAAP adjustments to income before income taxes	924	—	3,523	(1,816)
Non-GAAP adjustments to income taxes
Income tax benefit from restructuring and impairment costs	(47)	—	(512)	—
Income tax expense from sale of operations in Tanzania	—	—	—	1,132
Total of income tax impacts for Non-GAAP adjustments to income before income taxes	(47)	—	(512)	1,132
As adjusted: Net income attributable to Universal Corporation (Non-GAAP)	$54,093	$41,660	$82,291	$69,661
As reported: Diluted earnings per share	$2.12	$1.67	$3.17	$2.82
As adjusted: Diluted earnings per share (Non-GAAP)	$2.16	$1.67	$3.29	$2.80
(1) Restructuring and impairment costs are included in Consolidated operating income in the consolidated statements of income, but excluded for purposes of Adjusted operating income, Adjusted net income available to Universal Corporation, and Adjusted diluted earnings per share.

Sustainability

Universal is taking important steps to advance its sustainability agenda as Universal continues to monitor and address the environmental and social impacts of its businesses. In December 2023, we published our 2023 Sustainability Report which details efforts we have taken to promote the sustainability of our operations and contribute to global sustainability goals. The report focuses on our primary sustainability topics as well as our environmental, social, and supply chain goals. We also announced in January 2024 an investment in a solar project that is intended to address emissions from 100 percent of Universal’s annual purchased electricity demand in the United States. We believe that this is a meaningful step towards meeting our science-based environmental target to reduce operational greenhouse gases emissions by 30 percent by 2030.

Liquidity and Capital Resources

Overview

After significant seasonal working capital investment in our tobacco operations in the first half of the fiscal year, we generally see tobacco inventory levels and other working capital items decrease in the second half of our fiscal year as tobacco crops in Africa, South America, and North America are being shipped. We saw the beginning of the seasonal contraction in our working capital requirements by the end of the third quarter of fiscal year 2024. We funded our working capital needs in the nine months ended December 31, 2023, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows.

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

Operating Activities

Net cash used by our operations was $46.7 million during the nine months ended December 31, 2023. That amount was $137.1 million lower than during the same period in fiscal year 2023, primarily on sales mix and timing of shipments and customer payments in our Tobacco Operations segment. Tobacco inventory levels increased by $175.2 million from March 31, 2023 levels to $1.0 billion at December 31, 2023, on seasonal leaf purchases of larger tobacco crops. Tobacco inventory levels were $142.7 million above December 31, 2022 levels, primarily on higher green leaf tobacco prices. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with tobacco farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. As of December 31, 2023, our uncommitted tobacco inventories were $75.8 million, or less than 8% of total tobacco inventory, compared to $91.1 million, or about 11% of our tobacco inventory as of March 31, 2023, and $56.0 million, or less than 7% of our tobacco inventory as of December 31, 2022. While we target committed inventory levels of 80% or more of total tobacco inventory, the level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Our balance sheet accounts reflected seasonal patterns in the nine months ended December 31, 2023, on deliveries of tobacco crops by farmers in South America, Africa, and North America. Compared to March 31, 2023 levels, as of December 31, 2023, accounts receivable were up $33.2 million, accounts receivable—unconsolidated affiliates were up $20.9 million from March 31, 2023 levels, on a larger crop size, and notes payable and overdrafts were up $169.8 million, on increased short-term borrowings to fund seasonal working capital needs.

Compared to December 31, 2022 levels, as of December 31, 2023, accounts receivable were down $101.3 million, largely due to the timing of tobacco crop shipments and customer payments, accounts receivable—unconsolidated affiliates were up $27.2 million, on a larger crop size.

Investing Activities

Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities for our plant-based ingredients platform; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return as well as leverage our assets and expertise or enhance our farmer base. Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the nine months ended December 31, 2023 and 2022, we invested about $47.7 million and $39.4 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $35.4 million and $33.2 million for the nine months ended December 31, 2023 and 2022, respectively. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, invest in sustainability projects, add value for our customers, and position ourselves for future growth. We currently expect to spend approximately $55 to $65 million over the next twelve months on capital projects for maintenance of our facilities and other investments, including significant investments in our plant-based ingredients platform, to grow and improve our businesses.

Our Board of Directors approved our current share repurchase program in November 2022. The program authorizes the purchase of up to $100 million of our common stock through November 15, 2024. Under the program, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended December 31, 2023, we did not purchase any shares of common stock. As of December 31, 2023, approximately 24.6 million shares of our common stock were outstanding, and our available authorization under our current share repurchase program was $95.3 million.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization was approximately 40% at December 31, 2023, flat with the December 31, 2022 level of approximately 40%, and up from the March 31, 2023 level of approximately 35%. As of December 31, 2023, we had $74.1 million in cash and cash equivalents, our short-term debt totaled $365.3 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of December 31, 2023, we had $335 million available under the committed revolving credit facility that will mature in December 2027, and we had about $175 million in available, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration statement that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing until fiscal year 2028.

Our seasonal working capital requirements for our tobacco business typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At December 31, 2023, the fair value of our outstanding interest rate swap agreements was an asset of about $0.6 million, and the notional amount swapped was $310 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on a portion of our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecasted purchases of tobacco, related processing costs, and crop input sales in Brazil, as well as our net monetary balance sheet exposures in local currency there. We generally account for our hedges of forecasted tobacco purchases as cash flow hedges. At December 31, 2023, we had no open hedges for forecasted tobacco purchases. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net liability of approximately $1.2 million at December 31, 2023.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding the portion of our bank term loans that have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $675 million at December 31, 2023. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $6.8 million, that amount would be at least partially mitigated by changes in charges to customers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY

    The following table sets forth repurchased shares of our common stock during the three-month period ended December 31, 2023:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October 1-31, 2023	—	$—	—	$95,255,674
November 1-30, 2023	—	—	—	95,255,674
December 1-31, 2023	—	—	—	95,255,674
Total	—	$—	—	$95,255,674
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

Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at December 31, 2023.

ITEM 5. OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

UNIVERSAL CORPORATION
(Registrant)

Date:	February 7, 2024	/s/ Johan C. Kroner
Johan C. Kroner, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 7, 2024	/s/ Scott J. Bleicher
Scott J. Bleicher, Vice President and Controller
(Principal Accounting Officer)