Form 10-K
period 2024-03-31
UNIVERSAL CORP /VA/
filed 2024-05-29
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE FISCAL YEAR ENDED	MARCH 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates, based upon the closing sales price on the New York Stock Exchange of the registrant's common stock on September 29, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.2 billion.
As of May 21, 2024, the total number of shares of common stock outstanding was 24,573,408.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant's 2024 Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended March 31, 2024.

UNIVERSAL CORPORATION
FORM 10-K

Forward-Looking Statements
This Annual Report on Form 10-K, which we refer to herein as our Annual Report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Among other things, these statements relate to Universal Corporation’s financial condition, results of operations and future business plans, operations, opportunities, and prospects. In addition, Universal Corporation and its representatives may make written or oral forward-looking statements from time to time, including statements contained in other filings with the Securities and Exchange Commission (the “SEC”) and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: success in pursuing strategic investments or acquisitions and integration of new businesses and the impact of these new businesses on future results; product purchased not meeting quality and quantity requirements; reliance on a few large customers; our ability to maintain effective information technology systems and safeguard confidential information; anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services including increased transportation costs and delays attributed to global supply chain challenges; timing of shipments to customers; higher inflation rates; changes in market structure; government regulation and other stakeholder expectations; economic and political conditions in the countries in which we and our customers operate, including the ongoing impacts from international conflicts; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; impacts of regulation and litigation on our customers; industry-specific risks related to our plant-based ingredients businesses; exposure to certain regulatory and financial risks related to climate change; changes in estimates and assumptions underlying its critical accounting policies; the promulgation and adoption of new accounting standards, new government regulations and interpretation of existing standards and regulations; and general economic, political, market, and weather conditions. For a description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors.” We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. In addition, the discussion of the impact of current trends on our business in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions” in Item 7 should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report.
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

PART I
Item 1.  Business
A.    The Company
Overview
Universal Corporation is a global business-to-business agriproducts company with over 100 years of experience supplying products and innovative solutions to meet our customers’ evolving needs. With operations in over 30 countries on five continents, we are uniquely positioned to leverage our worldwide network to access a diverse, reliable supply of plant-based materials. This presence, combined with our supply chain expertise, integrated processing capabilities, and commitment to sustainability, enables us to deliver high-quality, customizable, and traceable value-added agriproducts essential to our customers’ success. We have two operating segments: Tobacco Operations and Ingredients Operations. Our Tobacco Operations segment involves procuring and processing flue-cured, burley, dark air-cured, and oriental leaf tobacco for manufacturers of consumer tobacco products and performing related services. We are the leading global leaf tobacco supplier. Through our Ingredients Operations segment, we procure raw materials globally and process the raw materials through a variety of value-added manufacturing processes to produce high-quality, innovative, specialty plant-based ingredients, including fruits, vegetables, botanical extracts, and flavorings for consumer-packaged goods manufacturers, retailers, and food and beverage companies. We do not sell any direct-to-consumer products. Rather, we support consumer product manufacturers by selling them transformed agriproducts and performing related services for them.
Recognizing that leaf tobacco is a mature industry, we have been positioning our company for the future by investing in and growing Universal Ingredients, our plant-based ingredients platform, while leveraging our position as the leading global leaf tobacco supplier to maximize opportunities in the leaf tobacco business. In fiscal year 2024, we continued to enhance and increase the capabilities of Universal Ingredients to drive value creation. We have been achieving operational synergies across the platform among our acquired businesses, including FruitSmart, Inc. (“FruitSmart”), acquired on January 1, 2020, Silva International, Inc. (“Silva”), acquired on October 1, 2020, and Shank’s Extracts, LLC (“Shank’s”), acquired on October 4, 2021. We have also made considerable progress on our vision to provide a total solutions-based portfolio of value-added product offerings to our customers. Additionally, we intend to continue to enhance our product offerings over the longer term by leveraging Universal’s existing global sourcing capabilities, strong relationships with our farmer base, sustainability practices, and agronomic expertise.
We generated approximately $2.7 billion in consolidated revenues and earned $222.0 million in total operating income and $226.3 million in total segment operating income in fiscal year 2024. Universal Corporation is a holding company that operates through numerous directly and indirectly owned subsidiaries. Universal Corporation’s primary subsidiaries are Universal Leaf Tobacco Company, Incorporated ("Universal Leaf"), which is associated with our Tobacco Operations segment, and Universal Global Ventures, Incorporated, which is associated with our Ingredients Operations segment. See Exhibit 21, “Subsidiaries of the Registrant,” for additional subsidiary information.
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
In addition, our Corporate Governance Guidelines, Code of Conduct, and charters for the Audit Committee, the Compensation Committee, the Executive Committee, the Finance and Pension Investment Committee, and the Nominating and Corporate Governance Committee are available free of charge to shareholders and the public through the “Investors-Governance” section of our website. Printed copies of the foregoing are available to any shareholder upon written request to our Treasurer at the address set forth on the cover of this Annual Report or may be requested through our website, www.universalcorp.com.

B.    Description of Business
Tobacco Operations
Universal is a vital link between farmers and manufacturers of consumer tobacco products, sourcing the crop for our customers and processing it to meet their exact specifications. We are the leading global leaf tobacco supplier and have a presence in all major flue-cured, burley, dark air-cured, and oriental tobacco growing origins. Our Tobacco Operations procure, process, pack, store, and ship tobacco all over the world for use in international consumer tobacco brands. We also provide specialty services to our customers like custom blending, chemical and physical testing of tobacco, service cutting, reconstituted leaf tobacco manufacturing, and just-in-time product delivery. In addition to our leaf tobacco business, we are involved in other tobacco-related opportunities, including liquid nicotine for manufacturers of next generation tobacco products and recycled waste materials from tobacco production.
We contract directly with farmers and farmer organizations in many of the countries in which we operate. Partnering with Universal offers most growers the added benefit of access to crop input packages (including advances of seeds or seedlings and fertilizer) that may not otherwise be readily available. As we are dedicated to promoting a sustainable farmer base, Universal provides significant agronomic support throughout a season, including educational programs in such matters as good agricultural practices("GAP"), the reduction of non-tobacco related materials, product traceability, environmental sustainability, agricultural labor standards, and social responsibility.
Before each growing season, we use customer indications of tobacco type, style, and volume requirements to help us determine our farmer contracting needs in each region. Discussions of a customer’s needs may begin as early as one to two years in advance of a particular crop purchase. Ultimately, sales agreements specifying quantity, quality, grade, and price are executed, leading to inventory allocations of purchased “green” and processed leaf as well as packed leaf that we have acquired. Revenues for our Tobacco Operations are generated from product sales of green and processed leaf as well as packed tobacco that we source; from processing fees for tobacco owned by third parties; and from fees for other services.
Timely processing is an essential service to our customers because “green” or unprocessed tobacco leaf is a perishable product. Processing leaf tobacco includes grading in the factories, blending, removing of non-tobacco material, separating of leaf from the stems, drying, packing to precise moisture targets for proper aging primarily in corrugated cardboard cases, as well as temporarily storing packed tobacco. This generally requires investments in factories and machinery in the geographic areas where tobacco is grown. Processed tobacco that has been properly packed can be stored by customers for several years prior to use, but most processed tobacco is used within two to three years.
We conduct our flue-cured and burley tobacco business in varying degrees in a number of countries, including Bangladesh, Brazil, Canada, the Dominican Republic, Ecuador, France, Germany, Guatemala, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Paraguay, the People’s Republic of China, the Philippines, Poland, the Republic of South Africa, Singapore, Spain, Switzerland, the United Arab Emirates, the United States, and Zimbabwe. In addition, our oriental tobacco joint venture, Socotab, L.L.C. ("Socotab") has operations in Bulgaria, Greece, the Republic of North Macedonia, and Türkiye. We also operate in major dark tobacco producing countries, including the United States, the Dominican Republic, Ecuador, Indonesia, Paraguay, the Philippines, and Brazil.
We are a major purchaser and processor in the primary exporting regions for flue-cured and burley tobacco throughout the world. Africa, Brazil, and the United States produce approximately two-thirds of the flue-cured and burley tobacco grown outside of the People's Republic of China. We estimate that over the last five years we have handled, through leaf sales or processing, on average between 20% and 30% of the annual production of such tobaccos in Africa, between 15% and 25% in Brazil, and between 35% and 45% in the United States. These percentages can change from year to year based on the size, price, and quality of the crops.
We believe that our leading position in the leaf tobacco industry is based on our volumes handled; our operating presence in all of the major sourcing areas; our ability to meet customer style, volume, and quality requirements; our experience in dealing with large numbers of farmers; our expertise in delivering a sustainable supply of compliant, traceable, competitively-priced leaf tobacco; and our long-standing relationships with customers. Our ability to market most styles and grades of leaf to a diverse customer base, and the efficiencies we offer customers due to our operational expertise and established infrastructure, are also key to our success.
We believe our Tobacco Operations will continue to produce solid financial returns and enhance shareholder value through the following key operating principles:
•Strategic market position. By working closely with both our customers and our suppliers throughout the year, we ensure the consistent delivery of a product that meets our customers' needs and cultivate a strong, sustainable supplier base. We also maximize supply chain efficiencies by balancing product purchases against indicated customer demand and maintaining global procurement and production operations.

•Strong local management. Empowered and experienced local management in our supply origins, coupled with global coordination, affords us the flexibility to quickly and successfully adapt to constantly shifting market conditions, while continuing to deliver high-quality, competitively priced products and services.
•Compliant products. Customers expect a sustainable supply of compliant, traceable, competitively priced products, and we meet this demand through our investment in GAP training for farmers which encompasses crop quality, environmental stewardship, and agricultural labor standards.
•Diversified sources. We operate in over 30 countries on five continents and maintain a presence in all major tobacco origin markets. This global presence allows us to meet our customers' diverse product requirements while minimizing the effects of adverse crop conditions and other localized supply disruptions.
•Financial strength. Financial strength is critical to our existing global operations and enables us to invest in suitable opportunities when they arise. Management of liquidity, borrowings, and capital costs provides us with a competitive advantage, affords us flexibility when responding to customer requirements and market changes, and allows us to enhance shareholder value.
Seasonality
Our tobacco operations are seasonal in nature. While the growing, marketing, and purchasing cycles differ from region to region, we typically operate each of our tobacco processing plants for seven to nine months of the year. During this period for each region, inventories of “green” or unprocessed tobacco, inventories of processed tobacco, and trade accounts receivable normally reach peak levels in succession. We normally finance this expansion of current assets with cash, short-term borrowings from banks, and customer advances, and these funding sources normally reach their peak usage in each region during its respective purchasing or processing period. Our balance sheet at our fiscal year end reflects seasonal expansions in working capital in South America and Central America. Our financial performance is also impacted by the seasonality of our business. Due to global tobacco growing cycles, as well as customer shipment preferences, we typically ship a larger portion of our volumes in the second half of our fiscal year. Changes in customer shipment schedules or changes in crop timing in a season can shift recognition of revenue in a given fiscal year or between fiscal years.
Customers
A material part of our tobacco business is dependent upon a few customers. Sales to our largest customers, with whom we have long-standing relationships, have accounted for approximately 60% of our consolidated revenues for each of the past three fiscal years. Our largest customers are Altria Group Inc., British American Tobacco plc, China Tobacco International, Inc., Imperial Brands plc, Japan Tobacco, Inc., and Philip Morris International, Inc. For the fiscal year ended March 31, 2024, each of Imperial Brands plc and Philip Morris International, Inc., including their respective affiliates, accounted for 10% or more of our revenues.
Competition
Competition among leaf tobacco suppliers is based on the ability to meet customer specifications in the growing, buying, processing, and financing of tobacco, and on the prices charged for products and services. The number of competitors varies in each operating country, but there is competition in most areas to buy and sell the available tobacco. Our principal competitor is Pyxus International, Inc. (“Pyxus”) (formerly Alliance One International, Inc.), and we consider ourselves and Pyxus to be the only global leaf suppliers based on our worldwide scope of operations. However, Universal is the only global leaf tobacco supplier with operations in the Dominican Republic, Ecuador, Hungary, Italy, Mexico, Mozambique, Paraguay, the Philippines, and Poland and that participates in the sale and production of dark air-cured tobaccos. Most of our major customers are partially vertically integrated, thus they also compete with us for the purchase of leaf tobacco in several of the major markets. However, each of our customers generally has specific preferences for certain styles of tobacco leaves and only utilizes certain stalk positions of the tobacco plant. In contrast, we have the ability to commercialize the entire tobacco plant and supply all major varieties of tobacco.
In most major leaf tobacco markets, smaller competitors are active and typically are opportunistic and have lower overhead requirements, but they generally provide less agronomic support to farmers. Due to their lower cost structures, they tend to offer a lower price, but amongst others our long-term presence, our investments in employees, facilities and communities, our GAP and Agricultural Labor Practices (“ALP”) programs, our sustainability efforts and supply chain monitoring as well as our quality controls add value for our customers in an increasingly regulated world. Our GAP training supports an approach to farming that is focused on sustainability, sound field production, and fair labor management practices that promote farmer profitability and reflect environmental sensitivity. We provide comprehensive training, technical support in the field, and crop analytics through ongoing research and development. Our major customers increasingly require these services, and we believe our programs increase the quality and value of the products and services we offer. In addition, our customers value the security of supply that we can provide due to our strong relationships with our farmer base and our global footprint.
Ingredients Operations
Similar to the tobacco side of our business, our Ingredients Operations source raw materials globally to provide our customers with a consistent, high-quality, and stable supply of plant-based ingredients. A variety of value-added manufacturing processes are then used in these businesses to convert such raw materials. We produce a wide spectrum of fruit and vegetable juices, concentrates, dehydrated products, botanical extracts, flavorings, and innovative, value-added ingredients utilizing products and capabilities across the entire Universal Ingredients platform.
We strategically invested in established companies with strong financial records. These businesses operate in different markets (fruits, vegetables, and flavors) and offer value-added services that can apply broadly to multiple parts of our Ingredients Operations to better meet our customers’ needs for unique, plant-based ingredients. By diversifying our portfolio in the ingredients space through the acquisitions of FruitSmart, Silva, and Shank’s, we are positioned to deliver deeply customizable products and services to our customers.
FruitSmart supplies a broad set of juices, concentrates, pomaces, purees, fruit fibers, seeds, seed powders, and other value-added products to food, beverage, and flavor companies throughout the United States and internationally. Their top products are not-from-concentrate apple juice as well as apple, blueberry, concord grape, and raspberry juice concentrates. FruitSmart is well positioned to benefit from growing consumer preferences for better-for-you premium ingredients, including custom blends, not-from-concentrate and dry products, and strong growth in targeted end markets including ciders, purees and nutraceuticals. FruitSmart is headquartered in the Yakima Valley in Washington State and has approximately 200 employees. FruitSmart operates two separate manufacturing facilities: one that produces liquid products and one that produces dry products. In 2023, FruitSmart implemented several projects to improve refrigeration efficiency and installed a central refrigeration control system that substantially reduced year-over-year energy use – an approximately 15% decrease on average per month.
Silva procures over 60 types of dehydrated vegetables, fruits, and herbs from over 20 countries around the world and specializes in processing natural materials into custom designed dehydrated vegetable and fruit-based ingredients for a variety of end products. Its top five ingredients product categories are vegetable blends, peppers, spinach, carrots, and pumpkin. Headquartered in Momence, Illinois, Silva employs over 200 people and has a 380,000 square foot manufacturing facility. Silva has established a reputation as the go-to provider of clean, natural, specialty dehydrated vegetable and fruit-based ingredients due to its unique competencies and significant capacity to source, process, and manufacture materials. Silva also has longstanding relationships with suppliers and their farmers around the world and maintains strong quality control procedures to ensure a consistent, high-quality supply of ingredients. Silva’s manufacturing facility was recently expanded and enhanced. As a result, the business is well positioned to take advantage of increasing demand for natural and clean-label products across the end markets it serves, including the growing savory and pet food end markets.
Shank’s offers a diversified portfolio of over 2,400 botanical extracts, distillates, natural flavors, and colors for industrial and private label customers worldwide, and is known for significant vanilla expertise. Shank’s is also equipped to offer customers custom bottling and packaging for their products. Shank’s employs more than 200 people at their 191,000 square foot manufacturing campus in Lancaster, Pennsylvania. In May 2023, Universal announced a major expansion project at the Lancaster facility. Upon completion, the project is expected to add an industry-leading combination of extraction, blending, and aseptic packaging. The investment will also offer refrigerated storage and enhanced capabilities to support additional customer demand and growth into new product categories and markets. The expansion project is expected to be fully operational by the second half of fiscal 2025.
To support Universal Ingredients, we have invested in an Ingredients Operations commercial team and a fully staffed product research and development group. This platform-level support enables us to deliver unique, custom products to our customers. Our newly created research and development function includes highly trained food scientists that are skilled in the creation of various food and beverages to showcase the value of our ingredients. The commercial sales team consists of seasoned sales professionals that work closely with the research and development team. This platform team is tasked with becoming subject matter experts on the entire suite of products to help leverage the full potential of the ingredients portfolio and drive earnings growth. Longer term, we believe we will be able to enhance our overall product offerings and achieve significant operational synergies by leveraging Universal’s existing global sourcing capabilities, strong relationships with our farmer base, and agronomic expertise.
Customers
Our Ingredients Operations primarily service the food and beverage industry, which is diverse and encompasses a variety of companies that cater to different market segments. These companies can range from small, privately held regional food and beverage brands to multinational food and beverage companies. The food and beverage market is segmented into many different categories including retailers, food service providers, consumer packaged goods companies, beverage companies, and many others. Silva, our company that provides custom dehydrated vegetables, also has a large presence in the pet food market. With our most recent investments in our Lancaster, Pennsylvania facility, we will be focusing heavily on the food service, beverage and casual dining markets. Our investment in the research and development function in Lancaster, Pennsylvania, supports our ability to meet the demands of such a large and diverse group of customers. No customer accounted for more than 10% of our Ingredients Operations segment revenues in fiscal year 2024.
Competition
Universal Ingredients serves the human and pet food markets as well as the beverage market, one of the largest industrial categories in the United States. There are thousands of companies represented in the plant-based ingredients segment and hundreds that offer similar or competitive types of products. The market remains highly fragmented with many competitors being relatively small, privately-owned, entrepreneurial companies that lack corporate level support for product development, platform sales, and capital investments. We distinguish ourselves in this market by offering high-quality, innovative, customized product solutions with global sourcing capabilities and having strong, long-standing customer relationships.
Sustainability
As a global agricultural company, the success of our business is linked to the health and resiliency of the environments in which we operate, and we have a fundamental responsibility to our stakeholders to set high standards of social and environmental performance to support a sustainable supply chain. We consistently disclose our operational activities and sustainable practices in a transparent manner through our annual Sustainability Report which can be found on our website. Our Nominating and Corporate Governance Committee has primary oversight of our Environmental, Social, and Governance ("ESG") programs. We continue to further strengthen our approach to sustainability throughout the organization in alignment with recognized best practices, regulatory compliance, and shareholder interests.
As a global agriproducts supplier operating in numerous countries around the world, we primarily focus our sustainability efforts on our own operations and the farmers in our supply chain with whom we contract for raw materials. Sustainability efforts with respect to our facilities around the world involve the adoption and implementation of policies and procedures related to environmental impacts, workforce protections and programs such as those we address in “Human Capital Management” below, and other important considerations. Sustainability efforts in our supply chain emphasize important issues related to the countries and communities in which we operate and include the protection of farm worker rights through appropriate agricultural labor practices and monitoring the reduction of environmental impacts through compliance with industry-recognized GAP programs, as well as our own environmental programs and initiatives.
Agricultural Labor Practices
Throughout the world, we work side-by-side with our contracted farmers to produce a sustainable tobacco crop that adheres to GAP and appropriate ALP. As part of our ALP program, we train contracted farmers on the ALP Code principles and monitor their adherence through multiple in-person visits during the tobacco growing season. The significant investment of time and resources we commit each year to our ALP program evidences the importance of sustainable labor practices to our business. Our global ALP Code consists of seven principles that set forth human rights expectations for our contracted farmers to meet:
1.Progressive elimination of child labor.
2.Adherence to income and work hour requirements.
3.Fair treatment of workers.
4.Prohibition of forced labor.
5.Providing safe working environments.
6.Recognition and respect of workers’ rights to freedom of association and collective bargaining.
7.Compliance with local employment laws.
Environmental Impacts
Universal is committed to abiding by environmental laws and regulations, monitoring our supply chain activities, and cooperating with supply chain partners to implement strategies that mitigate and reduce environmental impacts that may be associated with our business. We recognize three primary environmental responsibilities throughout our global footprint: responsible consumption of water and natural resources; responsible forestry management; and minimizing greenhouse gas emissions. In fiscal year 2024, Universal continued making progress towards our sustainability goals as outlined in our annual Sustainability Report. We made progress towards our operational emissions targets. We also entered into a virtual power purchase agreement, which will generate renewable electricity equal to our North American footprint beginning in 2026, and entered an emissions reduction agreement expected to provide benefits to tobacco growing areas in the Philippines, which will offset a portion of our emissions in Asia beginning in 2025. We also continued monitoring for our social supply chain targets, and for the second year in a row, we substantially met our personal protective equipment distribution, child labor elimination, farm labor accommodation, and farm labor payment goals for our contracted tobacco growers.

For a discussion of recent developments and trends in our businesses, along with factors that may affect our businesses see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A, “Risk Factors.”
C.    Human Capital Management
Workforce Overview
Our employees are among our most important resources, and we rely on them to execute our business plan with integrity and efficiency. Investing in human capital is critical to our continued success. Our employees enable us to be a leading global supplier of leaf tobacco and other agriproducts. We strive to foster a diverse and inclusive workplace; attract, retain, and develop talented personnel; and keep our employees safe and healthy.
As of March 31, 2024, we employed more than 27,000 employees, operating in over 30 different countries across five continents. Approximately 60% of our employees are seasonal and approximately 40% are full-time employees. Almost 50% of our employees are female and more than 20% of our managers are female. Globally, Universal has twelve collective bargaining agreements in place, covering approximately 52% of our workforce. The sizeable seasonal nature of our global workforce makes these numbers fluctuate throughout the year. The above percentages reflect our workforce on March 31, 2024.
We are a multinational and multicultural organization, with employees and operations located around the world, and we are committed to maintaining a diverse and inclusive workplace. Only around 5% of our employees are located in the United States. Almost all of our employees are from the same country in which our operations are located. Our expatriate hires represent less than 0.4% of our workforce, and they are hired due to their essential professional knowledge necessary for the operation of our business.

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
We are committed to protecting the human rights of our employees and have policies in place to support this effort, including those relating to whistleblowing, harassment, equal employment, and compliance with local labor laws. Our Board of Directors also adopted our Code of Conduct and Anti-Corruption Compliance Manual to promote ethical behavior throughout the Company and address violations of ethical standards. The Code and Manual have been translated into 16 languages and apply directly to all officers, directors, and non-seasonal employees in the Universal family of companies. The Board of Directors also adopted our Human Rights Policy, which defines the high ethical and social standards we implement across our global operations. We support these rights and programs through compliance communications, face-to-face and online training, and an anonymous compliance hotline that we maintain globally. Our compliance hotline is available to all our employees and any other interested parties 24 hours a day, 7 days a week, by internet or phone. The Board of Directors oversees our global compliance program and receives reports from our Chief Compliance Officer at each scheduled Board of Directors meeting.
Employee Compensation and Benefits
We offer our employees competitive base salaries and wages, and we have a salary administration process where we regularly review and adjust our employees’ total compensation and benefits when warranted to ensure they are competitive in our industry and are aligned with our performance. In addition, we believe employee benefits are an essential component of our total compensation package. Each of our global operations provides benefits that are designed to attract and retain our employees. These benefits vary depending on the location, seniority, and employment status of our employees, and can include medical insurance, long-term disability insurance, retirement benefits, and similar programs.
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
We support our employees outside of work through a variety of initiatives and strongly believe that our success relies on the prosperity of the communities in which we operate. We fund various programs that enhance local communities, economies, and cultures. For example, in numerous locations we support projects designed to impact our employees and their families such as establishing health clinics and wellness programs to assist our employees, administering after school care for schoolchildren, or funding local cultural events. Ultimately, we recognize our impact extends beyond the workplace and are proud to engage as both active corporate citizens and leaders in our neighborhoods, communities, and countries. We publicly disclose additional information about our community support activities each year in our Sustainability Report.
Talent Development and Training
Employee training and development of both technical and leadership skills are integral aspects of our human capital strategy. We provide employees with a range of development opportunities that vary by location and seniority of employees, such as online training and live classes. These programs often include safety and technical job skill training as well as soft-skill programs focused on communication and change management. Development of leadership skills is also a priority and is specialized for different levels of employees. For example, members of management in our global operations participate in our succession planning programs, which include the identification of employees who are offered development opportunities for career advancement. To further develop leadership skills, we also maintain some specific leadership programs for aspiring leaders and new supervisors, managers and directors.

Health and Safety
The health and safety of our employees is at the forefront of our business efforts. We are committed to the prevention of injury and illness in the workplace through strong health and safety management, employee empowerment and accountability, and strict compliance with health and safety regulations. Our programs are designed to influence our Company’s culture through employee engagement and leadership behavior. We pair our health and safety management system with a strong database reporting tool to allow all Universal facilities to track their local occupational health and safety performance and that of the entire company. These reports allow our global teams to analyze the insights collected from our health and safety system immediately to support compliance and promote continuous improvement.
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
Legal compliance is a fundamental aspect of our health and safety practices. Universal companies adhere to full compliance with health and safety laws and regulations and cooperate with local authorities to maintain strong health and safety programs. As part of our commitment to a robust supply chain, our policies require our suppliers and partners to uphold healthy and safe work environments in compliance with all relevant regulations.
D.    Research and Development
We did not expend material amounts for research and development during the fiscal years ended March 31, 2024, 2023, or 2022.
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
We compete for both the purchase and sale of leaf with smaller leaf tobacco suppliers in some of the markets where we conduct business. Some of these smaller leaf tobacco suppliers operate in more than one country. Since they typically provide little or no support to farmers, these leaf tobacco suppliers typically have lower overhead requirements than we do. Due to their lower cost structures, they often can offer prices on products and services that are lower than our prices. Some of our customers also directly source leaf tobacco from farmers to meet some of their raw material needs. Direct sourcing provides our customers with some qualities and quantities of leaf tobacco that they prefer not to use in their existing blends and that may be offered for sale. This competition for both the sale and purchase of leaf, both with smaller leaf tobacco suppliers and direct sourcing, could reduce the volume of the leaf we handle and could negatively impact our financial results.
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
As a supplier of leaf tobacco and plant-based ingredients, we source our raw materials globally and rely on labor, energy, packing materials, and distribution resources to produce and distribute our products. Many of these materials and inputs are subject to price fluctuations from a number of factors, including but not limited to changes in crop sizes, crop qualities, crop disease, product scarcity, fertilizer costs, energy costs, labor costs, currency fluctuations, import and export requirements (including tariffs), adverse weather events, pandemic illness, political instability or military conflict, and other factors that may be beyond our control. We try to pass along to our customers some or all cost increases through increases in the sales prices of our products. To the extent that price increases are not sufficient to offset the cost increases or we experience reductions in sales volumes, our business results and financial condition may be adversely affected.
Weather and other conditions can affect the marketability of our products.
Tobacco and other agricultural crops are subject to vagaries of weather and the environment that can, in some cases, change the quality or size of the crops. Severe weather conditions may occur with higher frequency or may be less predictable in the future due to the effects of climate change. If a weather event or other event is particularly severe, such as a volcanic eruption, major drought, hurricane, cyclone, typhoon, windstorm, or extreme temperatures or precipitation, the affected crop could be destroyed or damaged to an extent that it would be less desirable to our customers, which would result in a reduction in operating results. If such an event is also widespread, it could affect our ability to acquire the quantity of tobacco or plant-based ingredients required by our customers or could prevent or impair our ability to process or ship products as planned. In addition, other factors can affect the marketability of our products, including, among other things, the presence of excess residues of crop protection agents or non-crop related materials. A significant event impacting the condition or quality of a large amount of any of the crops that we buy could make it difficult for us to sell these products or to fill customers’ orders.

Legal, regulatory, or other market measures to address climate change could negatively affect our business operations.
The increasing concern over climate change may result in more regional, federal, foreign and/or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is enacted and is more aggressive than the sustainability measures that we and our suppliers are currently undertaking to monitor our emissions and improve energy and resource efficiency, we may experience significant increases in our material and production costs. Our suppliers would likely pass all or a portion of their increased costs along to us. We may not be able to pass all resulting cost increases to our customers. Furthermore, we may be required to make additional investments of capital to maintain compliance with new laws and regulations. As a result, climate change or increased concern over climate change could negatively affect our business or operations.
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
Damages or disruption to raw material supplies or our manufacturing or distribution capabilities due to weather, climate change, natural disaster, fire, terrorism, cyber-attack, pandemics, governmental restrictions or mandates, strikes, import/export restrictions, political instability or military conflict, or other factors could impair our ability to produce or sell our plant-based ingredients products. Many of our plant-based ingredients product lines are manufactured at a single location or require raw materials that are currently sourced from a limited number of regions. The failure of third parties on which we rely, including those third parties who supply our raw materials, packaging, capital equipment and other necessary operation materials, to meet their obligations to us, or significant disruptions in their ability to do so, may negatively impact our operations, as well as require additional resources to restore our supply chain.
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
In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches or intrusions (including theft of confidential data), and viruses. Cyber-attacks, data breaches or other breaches of our information security systems may cause equipment failures or disruptions to our operations. Our inability to operate our networks and security information systems as a result of such events, even for a short period of time, may result in significant expenses or operating disruptions. If we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we may suffer financial and reputational damage, be subject to litigation, or incur remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers, or employees.
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
Changes in labor markets and other socioeconomic and demographic changes have increased the competition for hiring and retaining talent. As a result of this competition, we may be unable to continue to attract, develop, retain, motivate, and maintain good relationships with suitably qualified individuals at acceptable compensation levels who have the managerial, operational, and technical knowledge and experience to meet our needs. Furthermore, the failure to execute on internal succession plans or to effectively transfer knowledge from exiting employees to others in the organization could adversely affect our business and results of operations. Even if we succeed in hiring new personnel to fill vacancies, lengthy training and orientation periods might be required before new employees are able to achieve necessary productivity levels. Any failure by us to attract, develop, retain, motivate, and maintain good relationships with qualified individuals could adversely affect our business and results of operations.
We are dependent on a seasonal workforce to meet our operational needs.
Our operations depend in part on our ability to attract, train, motivate and retain qualified employees, many of whom are seasonal employees. We seek to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place for peak and low seasons. Many of our operations are located in rural communities that may not have sufficient labor pools. If we are unable to hire sufficient personnel or successfully manage our seasonal workforce needs, we may not be able to meet our operational needs and our financial results could be negatively impacted.
Epidemics, pandemics or similar widespread public health concerns could adversely affect our business, financial condition, results of operations and demand for our products and services.
Epidemics, pandemics or similar public health concerns could cause a widespread health crisis and significantly disrupt the U.S. and global economies, markets and supply chains. The ultimate impact of any future pandemic or disease outbreak on our business, financial condition, results of operations and the demand for our products and services in the future is uncertain, and it is impossible to predict whether any impacts we have experienced to date would continue or worsen in the future. The extent to which any pandemic or disease outbreak will impact our business, financial condition, results of operations, and demand for our products and services will depend on future developments including the ongoing geographic spread of the health crisis, the impact of disease mutations, the severity and duration of the health crisis, and the type and duration of actions that may be taken by various governmental authorities in response to the pandemic or disease outbreak and the impact on the U.S. and the global economies, markets, and supply chains. Adverse public health developments in countries and states where we operate, therefore, could have a material and adverse effect on our business, financial condition, results of operations, and the demand for our products and services. These effects could include a negative impact on the availability of our employees, temporary closures of our facilities or the facilities of our business partners, customers, suppliers, third party service providers or other vendors, and the interruption of domestic and global supply chains, distribution channels, liquidity and capital markets. Our business continuity plans and other safeguards, however, may not be effective to mitigate the results of epidemics, pandemics, or similar widespread health concerns.
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
A number of such measures are included in the WHO Framework Convention on Tobacco Control (“FCTC”), which entered into force on February 27, 2005, and currently has 183 Parties to the Convention. The Conference of the Parties (“COP”),

which is the governing body of the WHO FCTC and is comprised of all Parties to the Convention, meets every two years to consider amendments to the agreement and track progress in the implementation of the treaty’s 38 articles. It is not possible to predict how the signatories to the FCTC may choose to fulfill their obligations or the manner or the pace with which they may implement the FCTC articles, and they may take actions that could restrict or prohibit tobacco usage that could materially affect our business and our results of operations.
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
Regulations impacting our customers that change the requirements for leaf tobacco or restrict their ability to sell their products would inherently impact our business. We have established programs that begin at the farm level to assist our customers’ collection of raw material information to support leaf traceability and customer testing requirements, including the identification of nicotine levels. Additionally, given our global presence, we also can source different types and styles of tobacco for our customers should their needs change due to regulation. Despite our programs, the extent to which governmental actions will impact our business, financial condition, results of operations and demand for our products and services will depend on future developments, which are highly uncertain and cannot be predicted.
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
Our customers’ operations are subject to similar uncertainties and risks relating to the political stability of the foreign governments in the countries in which their operations are located. Political or economic instability in those countries may impede or disrupt our ability to meet our customers’ needs in or source raw materials from those impacted countries.
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
We operate in the United States and many foreign countries and are subject to the tax laws of many jurisdictions. Changes in tax laws or the interpretation of tax laws can affect our earnings, as can the resolution of various pending and contested tax issues. For example, numerous foreign jurisdictions in which we operate have enacted or are in the process of enacting legislation to adopt the Global Anti-Base Erosion ("Pillar Two") model rules issued by the Organization for Economic Co-operation and Development (the “OECD”). For those jurisdictions that have legislation with an effective enactment date of January 1, 2024, these rules will apply beginning with our fiscal year 2025 reporting year. We are evaluating the impact of these new rules and will continue to monitor potential and enacted tax changes in the countries in which we operate. The impact of the changes in domestic and international tax rules and regulations could have a material effect on our effective tax rate.
In most jurisdictions, we regularly have audits and examinations by the designated tax authorities, and additional tax assessments are common. We believe that we comply with applicable tax laws in the jurisdictions where we operate, and we vigorously contest all significant tax assessments where we believe we comply with the tax laws.
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
We account for most of our tobacco operations and all of our ingredients companies using the U.S. dollar as the functional currency. The international tobacco trade generally is conducted in U.S. dollars, and we finance most of our tobacco operations in U.S. dollars. Although this generally limits foreign exchange risk to the economic risk that is related to leaf purchase and production costs, overhead, and income taxes in the source country, significant currency movements could materially impact our results of operations. Changes in exchange rates can make a particular leaf tobacco crop more or less expensive in U.S. dollar terms. If a particular crop is viewed as expensive in U.S. dollar terms, it may be less attractive in the world market. This could negatively affect the profitability of that crop and our results of operations. In tobacco markets that are primarily domestic, the local currency is the functional currency. In addition, the local currency is the functional currency in other leaf tobacco markets, such as Western Europe, where export sales have been denominated primarily in local currencies. In these markets, reported earnings are affected by the translation of the local currency into the U.S. dollar. See Item 7A, “Qualitative and Quantitative Disclosure About Market Risk” for additional discussion related to foreign currency exchange risk.
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
We sponsor domestic defined benefit pension plans that cover certain eligible employees. Our results of operations may be positively or negatively affected by the amount of expense we record for these plans. U.S. generally accepted accounting principles (“GAAP”) require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions that may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension expense for fiscal year 2024 were the discount rate, the expected long-term rate of return on plan assets, and the mortality rates. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to shareholders’ equity through a reduction or increase to the “Pension and other postretirement benefit plans” component of Accumulated Other Comprehensive Loss. At the end of fiscal year 2024, the projected benefit obligation ("PBO") of our qualified U.S. pension plan was $205 million and plan assets were $215 million. For a discussion regarding how our financial statements can be affected by pension plan valuation assumptions, see “Critical Accounting Estimates – Pension and Other Postretirement Benefit Plans” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 13 to the consolidated financial statements in Item 8. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense can also affect the amount of cash we are required to contribute to our pension plans under requirements of the Employee Retirement Income Security Act (“ERISA”). Failure to achieve expected returns on plan assets could also result in an increase in the amount of cash we would be required to contribute to our pension plans. In order to maintain or improve the funded status of our plans, we may also choose to contribute more cash to our plans than required by ERISA regulations.
Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Cybersecurity risks are considered within our broader enterprise risk management (“ERM”) framework as part of our overall risk assessment process. We maintain a comprehensive Information Security Program and controls that are designed to assess, identify, manage, contain, and recover from material cybersecurity risks. The Information Security Program is also designed to identify emerging cybersecurity and information security risks and apply safeguards to the Company, our assets, customer, and employee data. The Information Security Program also addresses cybersecurity risks associated with our use of third-party service providers through systems and processes that are designed to assess, identify, and reduce the potential likelihood and impact of a cybersecurity incident at our third-party service providers. The Information Security Program is based on Center for Internet Security (“CIS”) Controls, a cybersecurity framework that is acknowledged worldwide and is designed to comply with applicable laws and guidelines.
We also have adopted a cybersecurity incident response and recovery plan to enable us to properly respond to cybersecurity incidents that may affect the function and security of the Company, our IT assets, customer and employee data, information resources, and business operations. We have adopted cyber and data security policies, which address matters including user access, incident response, third-party compliance, personal devices, and data privacy. These policies are reviewed annually, including by our independent auditor. We also maintain insurance covering certain costs that may be incurred in connection with cybersecurity incidents, should they occur.
Our Information Security Program is further supported by regular educational and awareness training for employees. The training includes an annual assessment, focused on security, appropriate use, incident reporting, and social engineering, as well as multiple courses per year on global security trends and emerging risks. We also provide employees with educational materials about emerging cybersecurity threats and update employees when our information security policies are amended.
We regularly evaluate our Information Security Program based on software vendor assessments and reports, insurance underwriter evaluations, and internal and external audits, including, without limitation, customer audits. We also periodically engage third parties to review the effectiveness of its Information Security Program. To date, these engagements have included third-party penetration testing, risk identification, and a Fiscal Year 2023 comprehensive evaluation of the maturity of our Information Security Program.
Management has determined that no cybersecurity incidents that we have experienced to date have resulted in, or are reasonably likely to result in, a material impact to its financial condition, results of operations, or business strategy. For additional information on risks from cybersecurity threats and potential related impacts on the Company, please see Item 1A – Risk Factors.
Cybersecurity Governance
Board Oversight
The Board of Directors is ultimately responsible for our Information Security Program, and it has delegated to the Audit Committee primary oversight responsibility for this program. The Audit Committee periodically reviews the program and information security, cybersecurity, and technology risks. At least quarterly, the Audit Committee reviews and discusses with management and our senior information officers the Information Security Program, including the structure and function of the program and any enhancements made to the program as a result of third-party reviews or an identified security risk. The Audit Committee regularly briefs the Board on these discussions. In addition, our Incident Response Policy outlines procedures pursuant to which cybersecurity incidents or risks are escalated within the Company, and, as applicable, timely reported to the Audit Committee and Board.
Management Oversight
The Information Security Program is overseen by our Information Security Steering Team, which provides cross-functional program oversight and maintenance and includes members from the Information Technology, Internal Audit, Legal, and Risk Management Departments. This team is also responsible for developing, implementing, and maintaining our information security policies and procedures.
Our Chief Information Officer and Corporate Director of Information Technology Security, in coordination with our Information Technology Department and other appropriate personnel, are responsible for assessing and managing our risks from cybersecurity threats. The Chief Information Officer has served in various roles in information technology and information security for over 25 years, has been in his current role for more than 10 years, and holds a degree in Computer Science. The Corporate Director of Information Technology Security has served in various roles in information technology and information security for over 30 years, has been in his current role for more than 15 years, and has been trained in multiple cybersecurity subjects.
A third-party security operations center, which is in operation at all times, is responsible for monitoring all logs, events, and alerts from our Endpoint Detection & Response (“EDR”) platforms and cloud deployed services. This third-party also quarantines any systems displaying suspicious behavior for automatic or approved remediation. Our Information Technology Department maintains regular oversight of this third-party’s actions through the monitoring of alerts displayed on the third-party’s threat management dashboard to identify and respond to any irregularities that could be associated with threats. Significant threats are promptly reported to our Information Security Steering Team, who will assess the respective threat, with the help of external advisers as necessary, and initiate a plan to address it. The Information Security Steering Team will advise the General Counsel and Audit Committee of the threat as well as other third parties or authorities who are required to be notified pursuant to applicable law or contract.

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
Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at March 31, 2024. At May 21, 2024, there were 831 holders of record of our common stock. See Notes 9 and 14 to the consolidated financial statements in Item 8 for more information on debt covenants and equity securities.
Purchases of Equity Securities
As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended March 31, 2024.

	Common Stock
Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1-31, 2024	—	$—	—	$95,255,674
February 1-29, 2024	—	—	—	95,255,674
March 1-31, 2024	—	—	—	95,255,674
Total	—	$—	—	$95,255,674
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
Item 6.   [Reserved]
None.

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
OVERVIEW
Universal Corporation is a global business-to-business agriproducts company with over 100 years of experience supplying products and innovative solutions to meet our customers’ evolving needs. With operations in over 30 countries on five continents, we believe we are uniquely positioned to leverage our worldwide network to access a diverse, reliable supply of plant-based materials. This presence, combined with our supply chain expertise, integrated processing capabilities, and commitment to sustainability, enables us to deliver high-quality, customizable, and traceable value-added agriproducts essential to our customers’ success.
We have positioned our Company for long-term success by maximizing opportunities in the leaf tobacco business and investing in the growth of our plant-based ingredients platform. In fiscal year 2024, we continued to enhance and increase the capabilities across our two segments: Tobacco Operations and Ingredients Operations.
•Our Tobacco Operations maintained its position as the leading global leaf tobacco supplier, and primarily focuses on procuring and processing flue-cured, burley, dark air-cured, and oriental leaf tobacco for consumer product manufacturers.
•Our Ingredients Operations specializes in sourcing and processing vegetable and fruit ingredients, flavorings, and botanical extracts for consumer packaged goods manufacturers, retailers, and food and beverage companies. In fiscal year 2024, we continued our investments in our platform, including in our commercial sales team, research and development function, and ongoing construction of our Lancaster, Pennsylvania facility expansion project.
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
Fiscal Year Ended March 31, 2024, Compared to the Fiscal Year Ended March 31, 2023
Executive Summary
Universal Corporation had a positive finish to a strong fiscal year 2024 with notable financial and operational performance in the fiscal year ended March 31, 2024. Fiscal year 2024 was an exceptional year for our tobacco business, as a favorable product mix, strong customer demand, and the sale of larger crops in Africa, compared to fiscal year 2023, drove our strong operating results. Fiscal year 2024 was also a significant building year for our ingredients business. We made important progress with our state-of-the-art expansion project, and we continued to invest in Universal Ingredients’ commercial sales team and research and development function. We also made advances in fiscal year 2024 towards our sustainability goals by entering agreements that move us closer to our operational emissions targets and by making continued progress towards our social supply chain targets.
Turning to current tobacco market conditions, while we expect leaf tobacco supply and demand to return to a more balanced position over time, we are currently seeing very tight tobacco supply and elevated green tobacco prices. We continue to leverage our diverse global footprint and financial flexibility to manage these conditions and to execute our tobacco strategies. For example, during the fourth quarter of fiscal year 2024 and into the first quarter of fiscal year 2025, we accelerated buying in Brazil to ensure access to the tobacco we need for our customers. This accelerated buying, combined with higher green tobacco prices, resulted in increased use of working capital and higher debt levels at March 31, 2024. We expect most of the net impact on working capital from our accelerated buying strategy to naturally unwind over the next two years. In addition, we remain committed to supporting our tobacco business while efficiently managing working capital and reducing leverage levels.
In our ingredients business, the expansion project at our Lancaster manufacturing facility is progressing as expected, and we anticipate the facility to be fully operational in the second half of fiscal year 2025. We are excited about this unique project as it will significantly expand our processing capabilities, including aseptic packaging, and enable us to considerably grow our product portfolio and supply existing and new customers with additional products. This project is expected to contribute meaningfully to the results of our Ingredients Operations segment in fiscal year 2026.
Our vision for our ingredients business is to be a provider of a complete, innovative suite of solutions and value-add products. We believe our investments in our Universal Ingredients platform’s commercial sales team and research and development function support our vision and will deliver value over time. During fiscal year 2024, we entered several new partnerships to supply innovative products that capitalize on our newly developed capabilities and portfolio across our three ingredients companies. Those new customer relationships and new product sales benefited our ingredients business by helping offset lower revenues from sales in fiscal year 2024 due to inventory recalibrations by existing customers and lower sales prices due to lower raw material prices. Earnings in fiscal year 2024, however, were below expectations due to higher costs related to our infrastructure investments, lower new crop raw material prices, inventory write-downs, and customer inventory recalibrations. We expect our new product sales to increase and contribute to our future earnings.
Going into fiscal year 2025, we remain steadfast in executing our strategy of maximizing tobacco opportunities while growing the ingredients business. We believe our leading market position, global footprint, and proven sustainability practices will continue to enable us to generate stable cash flow from our tobacco business. Universal Ingredients is also well positioned with its fully built platform to deliver high-quality, innovative products that drive top line growth, margin expansion, and earnings stability.

FINANCIAL HIGHLIGHTS
	Fiscal Year Ended March 31,		Change
(in millions of dollars, except per share data)	2024	2023	$	%

Consolidated Results
Sales and other operating revenue	$2,748.6	$2,569.8	$178.7	7%
Cost of goods sold	2,212.5	2,111.5	100.9	5%
Gross profit margin	19.50%	17.83%	---	167 bps
Selling, general and administrative expenses	310.6	277.2	33.4	12%
Restructuring and impairment costs	3.5	—	3.5	100%
Operating income (as reported)	222.0	181.1	40.9	23%
Adjusted operating income (Non-GAAP)*	230.3	181.1	49.2	27%
Diluted earnings per share (as reported)	4.78	4.97	(0.19)	(4)%
Adjusted diluted earnings per share (Non-GAAP)*	5.08	3.77	1.31	35%
Segment Results
Tobacco operations sales and other operating revenues	$2,438.8	$2,258.3	$180.5	8%
Tobacco operations operating income	222.4	172.9	49.5	29%
Ingredients operations sales and other operating revenues	309.8	311.6	(1.8)	(1)%
Ingredients operations operating income	3.9	10.6	(6.6)	(63)%
*See Reconciliation of Certain Non-GAAP Financial Measures in Other Items below.
Net income for the fiscal year ended March 31, 2024, was $119.6 million, or $4.78 per diluted share, compared with $124.1 million, or $4.97 per diluted share, for the fiscal year ended March 31, 2023. Excluding certain non-recurring items, as detailed in Other Items below, adjusted net income increased by $33.0 million and adjusted diluted earnings per share increased by $1.31 for the fiscal year ended March 31, 2024, compared to the fiscal year ended March 31, 2023. Operating income for fiscal year 2024 was $222.0 million, an increase of $40.9 million, compared to operating income of $181.1 million for fiscal year 2023. Adjusted operating income, detailed in Other Items below, was $230.3 million, an increase of $49.2 million for fiscal year 2024, as compared to fiscal year 2023.
Consolidated revenues increased by $178.7 million to $2.7 billion for fiscal year 2024, compared to fiscal year 2023. The increase was largely due to higher tobacco sales prices, which more than offset lower tobacco sales volumes, as well as an improved product mix in the Tobacco Operations segment.

Tobacco Operations
Revenues for the Tobacco Operations segment were $2.4 billion for fiscal year 2024, up $180.5 million compared to fiscal year 2023, on higher tobacco sales prices and a favorable product mix, partially offset by lower tobacco sales volumes.
Operating income for the Tobacco Operations segment increased by $49.5 million to $222.4 million for fiscal year 2024, compared with fiscal year 2023. Tobacco Operations segment operating income was up largely on higher tobacco sales prices and a more favorable product mix, partially offset by lower tobacco sales volumes. In fiscal year 2023, a large amount of lower margin carryover tobacco crops was shipped. Larger African crops positively impacted the results for the Tobacco Operations segment in fiscal year 2024. Carryover crop shipments from South America were significantly lower in fiscal year 2024, compared to fiscal year 2023. In fiscal year 2024, our operations in Asia saw an improved product mix, compared to fiscal year 2023. Selling, general, and administrative expenses for the Tobacco Operations segment were higher in fiscal year 2024, compared to fiscal year 2023, primarily due to higher incentive compensation and benefit costs, as well as unfavorable foreign currency comparisons and costs related to a value-added tax settlement program in Brazil.
Ingredients Operations
Revenues for the Ingredients Operations segment of $309.8 million for fiscal year 2024 were down $1.8 million, compared to fiscal year 2023, as the sales of new products partially offset lower sales prices and volumes on core products.
Operating income for the Ingredients Operations segment was $4.0 million for fiscal year 2024 compared to $10.6 million for fiscal year 2023. Results for the Ingredients Operations segment for fiscal year 2024 were negatively impacted by higher costs related to infrastructure investments in the ingredients platform, lower new crop raw material prices, and inventory write-downs, partially offset by margins from the sale of new products. Customer inventory recalibrations mainly in the first half of the fiscal year 2024 also negatively impacted fiscal year 2024. In the fiscal year ended March 31, 2024, selling, general, and administrative expenses were higher, compared to the same periods in fiscal year 2023, due to higher compensation and other costs largely related to our investment in expanding commercial and research and development capabilities.
Other Items
Cost of goods sold in the fiscal year ended March 31, 2024, increased by 5% to $2.2 billion, compared with the fiscal year ended March 31, 2023, largely due to higher green tobacco costs. Selling, general, and administrative costs for fiscal year 2024 increased by $33.4 million to $310.6 million, compared to fiscal year 2023, primarily due to higher incentive compensation costs as well as unfavorable foreign currency comparisons and costs related to a value-added tax settlement program in Brazil. Interest expense for fiscal year 2024 increased by $17.0 million to $66.3 million, compared to fiscal year 2023, primarily on higher interest rates.
For the fiscal year ended March 31, 2024, our effective tax rate on pre-tax income was 19.0%.
For the fiscal year ended March 31, 2023, our effective tax rate on pre-tax income was 8.3%. In fiscal year 2023, one of our subsidiaries in Brazil received a favorable final judgement from the Brazilian Superior Court of Justice. The lawsuit asserted certain tax credits on exported goods should be excluded from taxable income. The Brazilian revenue authority asserted certain tax credits generated on purchased goods and services that were ultimately exported from Brazil should be included in the calculation of taxable income. The Brazilian Superior Court of Justice affirmed the tax credits are non-taxable in accordance with the historical and existing tax legislation in Brazil. The ruling resulted in recognition of $26.6 million of Brazilian tax credits due to the recalculation of federal income taxes in Brazil for years 2015 through 2022. The net income tax benefit was partially offset by a $2.4 million income tax provision for U.S. federal income taxes. The ruling resulted in a net income tax benefit of $24.2 million for the fiscal year ended March 31, 2023. The affirmative ruling also resulted in recognition of $5.0 million of interest income for the fiscal year ended March 31, 2023.
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
Sustainability
In fiscal year 2024, Universal continued making progress towards our sustainability goals. We made progress towards our operational emissions targets. We also entered into a virtual power purchase agreement, which will generate renewable electricity equal to our North American footprint beginning in 2026, and entered into an emission reduction agreement expected to provide benefits to tobacco growing areas in the Philippines, which will offset a portion of our emissions in Asia beginning in 2025. We continued monitoring our social supply chain targets, and for the second year in a row, substantially met our personal protective equipment distribution, farm labor accommodation, child labor elimination, and farm labor payment goals for our contracted tobacco growers.

Reconciliation of Certain Non-GAAP Financial Measures
The following tables set forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Fiscal Year Ended March 31,
(in thousands)	2024	2023
As Reported: Consolidated operating income	$222,009	$181,072
Value-added tax settlement costs(1)	4,754	—
Restructuring and impairment costs(2)	3,523	—
Adjusted operating income (Non-GAAP)	$230,286	$181,072

Adjusted Net Income and Adjusted Diluted Earnings Per Share Reconciliation
	Fiscal Year Ended March 31,
(in thousands except for per share amounts)	2024	2023
As Reported: Net income attributable to Universal Corporation	$119,598	$124,052
Value-added tax settlement costs(1)	4,754	—
Restructuring and impairment costs(2)	3,523	—
Interest expense for value-added tax settlement(1)	245	—
Interest income related to final income tax ruling at a foreign subsidiary(3)	—	(4,980)
Interest expense reversal on uncertain tax position from sale of operations in Tanzania	—	(1,816)
Total of Non-GAAP adjustments to income before income taxes	8,522	(6,796)
Income tax benefit on final tax ruling at a foreign subsidiary(3)(4)	—	(24,256)
Income tax expense from sale of operations in Tanzania	—	1,132
Income tax benefit from Non-GAAP adjustments to income before income taxes(4)	(1,010)	—
Total of income tax impacts for Non-GAAP adjustments to income before income taxes and Non-GAAP adjustment to income taxes(4)	(1,010)	(23,124)
As adjusted: Net income attributable to Universal Corporation (Non-GAAP)	$127,110	$94,132

As reported: Diluted earnings per share	$4.78	$4.97
Adjusted: Diluted earnings per share (Non-GAAP)	$5.08	$3.77
(1)     In the fourth quarter of fiscal year 2024, the Company utilized a voluntary government-sponsored value-added tax program in Brazil to settle a previously contested assessment. The Company's participation in the settlement program eliminates any future litigation regarding the matter.
(2)     Restructuring and impairment costs are included in consolidated operating income in the consolidated statements of income, but excluded for purposes of Adjusted operating income, Adjusted net income available to Universal Corporation, and Adjusted diluted earnings per share. See Note 4 for additional information.
(3)     The Company recognized an income tax benefit ($24.2 million) and associated interest income ($5.0 million) in the fourth quarter of fiscal year 2023 related to a favorable final judgement for one of the Company's operating subsidiaries in Brazil. The lawsuit related to the treatment of certain tax credits on exported goods in the calculation of taxable income.
(4)    The income tax effect of Non-GAAP adjustments was determined based on the timing and nature of the specific Non-GAAP adjustments and their relevant jurisdictional income tax rates (foreign, state, and local) and the applicable U.S. federal income tax rates. The Company considers current and deferred income tax rates to calculate the impact to income taxes for the Non-GAAP adjustments.

Fiscal Year Ended March 31, 2023, Compared to the Fiscal Year Ended March 31, 2022
For a comparison of our performance and financial metrics for the fiscal years ended March 31, 2023 and March 31, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on May 25, 2023.
Accounting Pronouncements
    See "Accounting Pronouncements" in Note 1 to the consolidated financial statements in Item 8 of this Annual Report for a discussion of recent accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") that will become effective and be adopted by the Company in future reporting periods.

LIQUIDITY AND CAPITAL RESOURCES
Overview
In fiscal year 2024, our liquidity was sufficient to meet our needs. We continued our financial policies and disciplines and returned funds to shareholders. Accelerated tobacco purchases due to market conditions in Brazil in the last quarter of fiscal year 2024 increased our fiscal year 2024 working capital usage. Most of the tobacco purchased during the fourth quarter of fiscal year 2024 will be sold during our fiscal year 2025. Our working capital requirements in fiscal year 2024 were also higher than those in fiscal year 2023 due to increased cash outlays, including higher leaf tobacco costs.
Our liquidity and capital resource requirements are predominately short-term in nature and primarily relate to working capital for tobacco crop purchases, and our primary sources of liquidity are net cash flows provided by operating activities and our committed revolving credit facility. Working capital needs for tobacco crop purchases are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to anticipate our general level of cash requirements, although tobacco crop size, prices paid to farmers, shipment and delivery timing, and currency fluctuations affect requirements each year. Peak working capital requirements are generally reached during the first and second fiscal quarters. Each tobacco production region follows a cycle of buying, processing, and shipping tobacco, and in many regions we also provide agricultural materials to tobacco farmers during the growing season. The timing of the elements of each cycle is influenced by such factors as local weather conditions and individual customer shipping requirements, which may change the level or the duration of tobacco crop financing. In contrast to our Tobacco Operations, working capital requirements for our Ingredients Operations tend to be lower and less seasonal. Despite a predominance of short-term needs for working capital, we maintain a portion of our total debt as long-term to reduce liquidity risk. We also periodically may have large cash balances that we utilize to meet our working capital requirements.
We believe that our financial resources are adequate to support our capital and liquidity needs for at least the next twelve months. Our seasonal borrowing requirements primarily relate to purchasing tobacco crops in South America and Africa and can increase during the buying season for those crops by close to $400 million. The funding required can vary significantly depending upon such factors as crop sizes, the price of leaf, the relative strength of the U.S. dollar, and the timing of shipments and customer payments. We deal with this uncertainty by maintaining substantial credit lines and cash balances. In addition to our operating requirements for working capital, we expect to spend around $55 to $65 million during fiscal year 2025 for capital expenditures to maintain our facilities and invest in opportunities to grow and improve our businesses, including completing the project to expand Universal Ingredients' manufacturing capabilities at our Lancaster facility. We have no long-term debt maturing until fiscal year 2028.
Cash Flow
Our operations used about $74.6 million in operating cash flows in fiscal year 2024. That amount was about $70.1 million higher than the $4.6 million we used in fiscal year 2023, largely due to accelerated tobacco purchasing in Brazil which led to higher working capital requirements in fiscal year 2024. During the fiscal year ended March 31, 2024, we spent $66.0 million on capital projects, and we returned $83.1 million to shareholders in the form of dividends and share repurchases. At March 31, 2024, cash balances totaled $55.6 million.
Working Capital
Working capital at March 31, 2024, was about $1.4 billion, up about $30.3 million from last fiscal year's level, largely on higher working capital requirements due to accelerated tobacco purchases in Brazil and other higher cash outlays, including higher green tobacco costs. Tobacco inventories of $1.1 billion at March 31, 2024, were up $236.7 million compared to inventory levels at the end of the prior fiscal year, in large part due to accelerated tobacco purchases and higher green leaf tobacco prices. Advances to suppliers were down $31.8 million at March 31, 2024, from prior year levels largely on lower crop input costs and accelerated tobacco purchases. We generally do not purchase material quantities of leaf tobacco on a speculative basis. However, when we contract directly with tobacco farmers, we are obligated to buy all stalk positions, which may contain less marketable leaf styles. Our uncommitted tobacco inventories increased by approximately $90.1 million to $181.1 million, or about 17% of tobacco inventory, at March 31, 2024, compared to March 31, 2023 levels, largely on the accelerated tobacco purchases in Brazil. Uncommitted inventories at March 31, 2023, were $91.1 million, which represented 11% of tobacco inventory. While we target committed tobacco inventory levels of 80% or more of total tobacco inventory, the level of these uncommitted inventories is influenced by timing of farmer deliveries and purchases of new crops, as well as the receipt of customer orders.
Capital Allocation
Our capital allocation strategy focuses on four strategic priorities:
•Strengthening and investing for growth in our leaf tobacco business;
•Increasing our strong dividend;
•Exploring growth opportunities for our plant-based ingredients platform; and
•Returning excess capital through share repurchases.

We have been positioning our company for the future by investing in and growing our Universal Ingredients platform, while leveraging our position as the leading global leaf tobacco supplier to maximize opportunities in the leaf tobacco business. We will continue to make disciplined investments to take advantage of growth opportunities in tobacco and in our ingredients business. Through these actions, we believe we will be able to deliver enhanced shareholder value through earnings growth and the generation of free cash flow despite operating in a mature tobacco industry. As we look ahead, we will continually evaluate opportunities to return capital to shareholders.
Share Activity
Our Board of Directors approved our current share repurchase program in November 2022. The program authorizes the purchase of up to $100 million of our common stock through November 15, 2024. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During fiscal year 2024, we purchased 100,000 shares of common stock at an aggregate cost of $4.7 million (average price per share $47.44). At March 31, 2024, our available authorization under our current share repurchase program was $95.3 million, and approximately 24.6 million common shares were outstanding.
Capital Spending
Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and support our farmer base. During fiscal years 2024 and 2023, we invested $66.0 million and $54.7 million, respectively, in our property, plant, and equipment. Capital expenditures in fiscal year 2024 included investments to expand Universal Ingredients' manufacturing capabilities in Lancaster. Depreciation expense was approximately $47.1 million and $44.8 million, respectively, in fiscal years 2024 and 2023. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. We currently plan to spend approximately $55 to $65 million in fiscal year 2025 on capital projects for maintenance of our facilities and other investments to grow and improve our businesses, including the completion of the Universal Ingredients expansion project.
Outstanding Debt and Other Financing Arrangements
We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt increased by $245.4 million to $996.2 million during the fiscal year ended March 31, 2024. The increase reflects higher working capital requirements. Net debt as a percentage of net capitalization was approximately 41% at March 31, 2024, up from 35% at March 31, 2023.
As of March 31, 2024, we had $405 million available under the committed revolving credit facility that will mature in December 2027, and we, together with our consolidated affiliates, had approximately $425 million in uncommitted lines of credit, of which approximately $135 million were unused and available to support seasonal working capital needs. The financial covenants under our committed revolving credit facility require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. As of March 31, 2024, we were in compliance with all covenants of our debt agreements. We also have an effective, undenominated universal shelf registration filed with the SEC in November 2023 that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing until fiscal year 2028.
Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. Currently, we have interest rate swap agreements that convert the variable benchmark SOFR rates on $310 million of our two outstanding term loans to fixed rates. With the swap agreements in place, the effective interest rates on $275 million of the five-year term loan and $345 million of the seven-year term loan were 6.46% and 6.66%, respectively, as of March 31, 2024. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable rate five- and seven-year term loans and are accounted for as cash flow hedges. Under the swap agreements, we receive variable rate interest and pay fixed rate interest. At March 31, 2024, the fair value of our open interest rate hedge swaps was a net asset of approximately $7 million.
We also enter derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecasted purchases of tobacco, related processing costs, and crop input sales in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecasted tobacco purchases as cash flow hedges. At March 31, 2024, the fair value of those open contracts was a net asset of approximately $0.1 million. We also had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net asset of approximately $0.2 million at March 31, 2024. For additional information, see Note 11 to the consolidated financial statements in Item 8.
Pension Funding
The funds supporting our ERISA-regulated U.S. defined benefit pension plan at March 31, 2024, were approximately $215 million. The accumulated benefit obligation (“ABO”) and PBO were both approximately $200 million and $205 million, respectively as of March 31, 2024. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 13 to the consolidated financial statements in Item 8. We expect to make no contributions to our ERISA-regulated pension plan during the next year. It is our policy to regularly monitor the performance of the funds and to review the adequacy of our funding and plan contributions.
Contractual Obligations
Our contractual obligations as of March 31, 2024, were as follows:

(in thousands of dollars)	Total	2025	2026-2027	2028-2029	After 2029
Notes payable and long-term debt (1)	$1,264,019	$485,992	$81,505	$334,288	$362,234
Operating lease obligations	40,363	14,542	14,343	7,113	4,365
Inventory purchase obligations:
Tobacco	830,723	642,136	188,587	—	—
Agricultural materials	41,332	41,332	—	—	—
Other purchase obligations	60,734	56,295	4,439	—	—
Total	$2,237,171	$1,240,297	$288,874	$341,401	$366,599
(1)Includes interest payments. Interest payments on $727 million of variable rate debt were estimated based on rates as of March 31, 2024. We have entered into interest rate swaps that effectively convert the interest payments on $310 million of the outstanding balance of our two bank term loans from variable to fixed. The fixed rate has been used to determine the contractual interest payments for all periods.
In addition to principal and interest payments on notes payable and long-term debt, our contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield, and prices will depend on the quality of the tobacco delivered. We have partially funded our tobacco purchases in some origins with short-term advances to farmers and other suppliers, which totaled approximately $139 million, net of allowances, at March 31, 2024.
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
Inventories
Inventories of tobacco are valued at the lower of cost or net realizable value with cost determined under the specific cost method. Raw materials are clearly identified at the time of purchase. Other inventories consist primarily of unprocessed and processed food and vegetable ingredients, extracts, seed, fertilizer, packing materials, and other supplies. We track the costs associated with raw materials in the final product lots, and maintain this identification through the time of sale. We also capitalize direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. We write down inventory for changes in net realizable value based upon assumptions related to future demand and market conditions if the indicated value is below cost. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write-downs. We experience inventory write-downs routinely. Inventory write-downs in fiscal years 2024, 2023, and 2022 were $9.2 million, $14.0 million, and $19.9 million, respectively.
Advances to Tobacco Suppliers
In many sourcing origins, we provide tobacco growers with agronomy services and seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature and are customarily repaid upon delivery of tobacco to us. In several origins, we have also made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to repay maturing advances. In those cases, we may extend repayment of the advances into the following crop year. We will incur losses whenever we are unable to recover the full amount of the loans and advances. At each reporting period, we must make estimates and assumptions in determining the valuation allowance for advances to farmers. At March 31, 2024, the gross balance of advances to tobacco suppliers totaled approximately $162 million, and the related valuation allowance totaled approximately $20 million.
Recoverable Value-Added Tax Credits
In many foreign countries, we pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When we sell tobacco to customers in the country of origin, we generally collect VAT on those sales. We are normally permitted to offset our VAT payments against those collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where our tobacco sales are predominantly for export markets, we often do not generate enough VAT collections on downstream sales to fully offset our VAT payments. In those situations, we can accumulate unused VAT credits. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, in some countries we can accumulate significant balances of VAT credits over time. We review these balances on a regular basis, and we record valuation allowances on the credits to reflect amounts that we do not expect to recover, as well as discounts anticipated on credits we expect to sell or transfer. In determining the appropriate valuation allowance to record in a given jurisdiction, we must make various estimates and assumptions about factors affecting the ultimate recovery of the VAT credits. At March 31, 2024, the gross balance of recoverable tax credits (primarily VAT) totaled approximately $72 million, and the related valuation allowance totaled approximately $21 million.
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
Goodwill
A majority of our consolidated goodwill balance relates to our reporting unit in Brazil and the acquisitions of FruitSmart, Silva, and Shank's.We review the carrying value of goodwill for potential impairment on an annual basis and at any time that events or business conditions indicate that it may be impaired.
As permitted under Accounting Standards Codification Topic 350 (“ASC 350”), at March 31, 2024, we utilized a quantitative assessment to evaluate goodwill for impairment. The quantitative goodwill assessment consists of comparing the fair value of each reporting unit to the carrying value of that reporting unit. In the event that the carrying value of the reporting unit exceeds its fair value, an impairment of the reporting unit's goodwill is recognized, up to the amount of goodwill allocated to that reporting unit. Fair value was assessed using a discounted cash flow model, comprised of estimates of future cash flows and discount rates (Level 3 of the fair value hierarchy under GAAP). The calculations in the discounted cash flow models are not based on observable market data from independent sources and therefore require significant management judgment with respect to operating earnings growth rates and the selection of an appropriate discount rate. Based on this quantitative assessment, the Company determined there was no impairment of goodwill for any of its reporting units as of March 31, 2024.

In fiscal year 2023, as permitted under ASC 350, we elected to base our initial assessment of potential impairment on qualitative factors. Those factors did not indicate any impairment of our recorded goodwill in fiscal year 2023. Under the qualitative assessment, if any indicators of impairment had been determined we would then use discounted cash flow models to measure any expected impairment indicated by a quantitative assessment.
Significant adverse changes in our operations or our estimates of future cash flows for a reporting unit with recorded goodwill, such as those caused by unforeseen events or changes in market conditions, could result in an impairment charge.
Fair Value Measurements
We hold various financial assets and financial liabilities that are required to be measured and reported at fair value in our financial statements, including money market funds, trading securities associated with deferred compensation plans, interest rate swaps, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers. We follow the relevant accounting guidance in determining the fair values of these financial assets and liabilities. Money market funds are valued based on net asset value (“NAV”), which is used as a practical expedient to measure the fair value of those funds (not classified within the fair value hierarchy). Quoted market prices (Level 1 of the fair value hierarchy) are used in most cases to determine the fair values of trading securities. Interest rate swaps and forward foreign currency exchange contracts are valued based on dealer quotes using discounted cash flow models matched to the contractual terms of each instrument (Level 2 of the fair value hierarchy). We incorporate credit risk in determining the fair values of our financial assets and financial liabilities, but that risk did not materially affect the fair values of any of those assets or liabilities at March 31, 2024. We estimate the fair value of acquisition-related contingent consideration obligations by applying an income approach model that utilizes probability-weighted discounted cash flows. Each period we evaluate the fair value of the acquisition-related contingent consideration obligations. Significant judgment is applied to this model and therefore acquisition-related contingent consideration obligation is classified within Level 3 of the fair value hierarchy. In fiscal year 2022, the evaluation of the contingent consideration for the FruitSmart acquisition resulted in the reduction of the remaining $2.5 million of contingent consideration of the original $6.7 million liability recorded in fiscal year 2020.
Income Taxes
Our consolidated effective income tax rate is based on our expected taxable income, tax laws and statutory tax rates, prevailing foreign currency exchange rates, and tax planning opportunities in the various jurisdictions in which we operate. Significant judgment is required in determining the consolidated effective tax rate and evaluating our tax position. We are subject to the tax laws of many jurisdictions, and could be subject to a tax audit in each of these jurisdictions, which could result in adjustments to tax expense in future periods. In the event that there is a significant, unusual, or one-time item recognized in our results, the tax attributed to that discrete item would be recorded at the same time as the item.
Our consolidated income tax expense and consolidated effective tax rate are heavily dependent on the tax rates of the individual countries in which we operate, the mix of our pretax earnings from those countries, and the prevailing rates of exchange of their local currencies with the U.S. dollar. The mix of pretax earnings and local currency exchange rates in particular can change significantly between annual and quarterly reporting periods based on crop sizes, market conditions, and economic factors. Our consolidated effective tax rate can be volatile from year-to-year and from quarter-to-quarter as result of these factors.
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
•Retirement and mortality rates – Retirement rates are based on actual plan experience along with our near-term outlook. Early retirement assumptions are based on our actual experience. Mortality rates are based on standard mortality tables which are updated to reflect projected improvements in life expectancy.
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

As of March 31, 2024, the effect of the indicated increase or decrease in the selected pension and other postretirement benefit valuation assumptions is shown below. The effect assumes no change in benefit levels.

(in thousands of dollars)	Effect on 2024 Projected Benefit Obligation Increase (Decrease)	Effect on 2025 Annual Expense Increase (Decrease)
Changes in Assumptions for Pension Benefits
Discount Rate:
1% increase	$(22,803)	$(1,455)
1% decrease	27,464	2,391
Expected Long-Term Return on Plan Assets:
1% increase	—	(2,358)
1% decrease	—	2,357

Changes in Assumptions for Other Postretirement Benefits
Discount Rate:
1% increase	(1,459)	(104)
1% decrease	1,695	130
Healthcare Cost Trend Rate:
1% increase	110	33
1% decrease	(102)	(31)
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

OTHER INFORMATION REGARDING TRENDS
AND MANAGEMENT’S ACTIONS
Our financial performance depends on our ability to obtain an appropriate price for our products and services, to secure the product volumes and qualities desired by our customers, and to maintain efficient, competitive operations. As the leading global leaf tobacco supplier, we continually monitor issues and opportunities that may impact the supply of and demand for leaf tobacco, the volumes of leaf tobacco that we handle, and the services we provide. Our ingredients operations similarly require us to monitor issues and opportunities that may impact supply and demand for the materials we source, the products we sell, and the services we provide.
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
Mature Leaf Tobacco Markets
Leaf tobacco is sourced directly by product manufacturers, by global leaf suppliers such as ourselves, and by other smaller, mostly regional or local, leaf suppliers. We estimate that, of the flue-cured and burley tobacco grown outside of China in countries that are key export markets for tobacco, on average about a third is purchased directly by major manufacturers. Global leaf suppliers also usually purchase about a third of the tobacco, and the remainder is sourced by the smaller regional or local suppliers. In some markets the tobacco purchased directly by manufacturers is processed by the global leaf suppliers. Although we operate in a mature industry, we are committed to maintaining our strong position as the leading global leaf tobacco supplier. In recent years, we have been and believe that we will continue to be able to grow parts of our business and maintain performance despite declines in demand for leaf tobacco from product manufacturers. We have done this by continuing to increase our delivery of services, driving supply chain efficiencies, enhancing the range of services we provide to certain customers, including direct buying, agronomic support, and specialized processing services, and improving our market share. We intend to continue to work to expand our business while at the same time maintaining an appropriate return for the services we provide and believe that there are several longer-term trends in the industry, such as a focus on sustainability, that could provide additional opportunities for us both to offer additional services to our customers and to increase our market share.
We continually explore options to capitalize on the strengths of our core competencies and seek growth opportunities related to leaf tobacco and our operations around the world. For example, we have expanded our leaf purchasing, processing, value-added services, and grower support services in multiple origins in response to customer demand. We have increased our product offerings to meet demand for natural wrappers and related services in the United States and Europe.
Focus on Cost Management
Manufacturers naturally seek to mitigate raw materials cost increases, and they place increased emphasis on cost containment as they address declining demand. While this is not a new trend, it continues to offer us opportunities as we bring supply chain efficiencies to the leaf markets. We believe that, as a global leaf supplier, we add efficiencies to the markets through economies of scale, as well as through the vital role we play in finding buyers for all styles and qualities of leaf tobacco, which achieves overall cost reductions. To understand our business, it is important to note that tobacco is not a commodity product. Flavor and smoking characteristics as well as chemistries of tobacco vary based on the type of tobacco, the region where the tobacco is grown, and the position of the leaf on the stalk of the plant. Many different styles and grades of tobacco may be produced in a single tobacco crop. A particular manufacturer may only want and have use for certain leaves of a plant. The leaf tobacco supplier plays a vital role in the industry by finding buyers for all leaf grades and styles of tobacco produced in a farmer’s crop. This role helps to improve leaf utilization.
In addition to bringing supply chain efficiencies to the leaf tobacco markets, we bring operational efficiencies to the industry, which in turn helps reduce costs. These efficiencies include economical utilization of processing capacity, an established and scalable global network of agronomists and technicians helping to maintain a stable, productive, and sustainable farmer base, as well as agronomic and production improvements to optimize leaf yields and qualities. In addition, we are able to offer manufacturers a complete range of services from the field to the delivery of packed product that benefit from our efficiencies. These services include such things as buying station optimization, processing and blending to specific customer specifications or needs, storage of green or packed leaf tobacco, and logistical services. There has been an increase in the level of direct purchasing, sorting, processing, and other value-added services that we provide our customers, notably in the United States,

Mexico, Brazil, Poland, Guatemala, the Dominican Republic, and the Philippines. We believe this increase acknowledges the efficiencies and services that we bring to the entire supply chain.
We have also seen some reductions in sourcing from lower-volume tobacco growing origins by both global leaf suppliers and major manufacturers. Flue-cured tobacco is produced in about 65 countries around the world, and burley tobacco is grown in about 45 countries. However, over 80% of both the flue-cured tobacco grown outside of China and the worldwide burley tobacco production is sourced from the top ten growing areas for each type of tobacco. We believe that these moves to reduce sourcing areas and concentrate on major tobacco export markets are another way for the industry to increase efficiency and to reduce costs. We have contributed to cost reduction and elimination of excess capacity in the supply chain through the closure or realignment of programs in Argentina, Canada, Germany, Hungary, Italy, Malawi, Nicaragua, Switzerland, Tanzania, and Zambia. We maintain a strong presence in all of the major tobacco sourcing areas and believe that any growth in these areas would favor global leaf suppliers such as ourselves. In the future, we expect that increased regulations requiring stringent monitoring and testing of leaf chemistry and compliant sourcing documentation will continue to place greater emphasis on major sourcing areas.
Importance of Compliant Leaf
As we have said for many years, the production of compliant leaf for the tobacco industry continues to grow in importance. To be considered compliant, leaf tobacco must be grown in a traceable, sustainable manner utilizing GAP as well as adhering to ALP principals and monitored for environmental and social impacts. We have long invested significant resources in the programs and infrastructure needed to work with growers to produce compliant leaf and continue to enhance our ability to monitor and demonstrate this compliance for our customers. Our GAP and ALP programs focus on implementing international principles of sustainability by encouraging and training our farmers to employ sound field production and labor management practices that promote farmer profitability and minimal environmental impact. To assist farmers, Universal provides comprehensive training, technical support in the field, and crop analytics through ongoing research and development. Our commitment to compliance is reinforced through MobiLeaf™, our proprietary mobile device platform that captures and shares data in real-time, embedding sustainability throughout our supply chain and providing monitoring of GAP and ALP efforts, compliance with labor standards, and opportunities to enhance efficiencies. We believe that compliant leaf will continue to grow in importance to our customers and, as a result, will favor global suppliers who are able to deliver this product.
Growth of Next Generation Products
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
Leaf Tobacco Supply
Flue-cured tobacco crops grown outside of China increased in fiscal year 2024 by about 20% to 1.7 billion kilos compared to fiscal year 2023, when production levels were below historical averages. Global burley tobacco production at about 430 million kilos in fiscal year 2024, also increased compared to the burley crops grown in our fiscal year 2023. Flue-cured tobacco production grown outside of China is projected to decrease by about 5%, and the global burley tobacco crop is projected to increase by about 3% in fiscal year 2025. We estimate that as of March 31, 2024, industry uncommitted flue-cured and burley inventories, excluding China are at very low levels. At this time, we believe that both flue-cured tobacco and burley tobacco supply remain in undersupply positions.
We also forecast that oriental tobacco production will decrease by about 6% and dark air-cured tobacco production will increase by about 16% in fiscal year 2025. We believe both oriental tobaccos and dark air-cured tobaccos are in undersupply positions. Over the long term, we believe that global tobacco production will continue to move in line with slowly declining total demand. Africa, Asia, North America, and South America will remain key sourcing regions for flue-cured and burley tobaccos.
China is a significant cigarette market. However, most of the cigarettes consumed in China and the leaf tobacco used in those cigarettes are produced domestically. Therefore, we normally view the Chinese market independently when evaluating worldwide leaf tobacco supply and demand.

Leaf Tobacco Demand
Industry data from the TMA shows that over the five years ended in 2022, world consumption of cigarettes outside of China was relatively flat, growing at a compound annual growth rate of just under 1%, and consumption of American-blend cigarettes has been declining at a compound annual growth rate of 1.8%. We expect that near term global demand for leaf tobacco will slowly decline in line with global cigarette consumption.
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
Pricing
Factors that affect green tobacco prices include global supply and demand, market conditions, production costs, foreign exchange rates, and competition from other crops, among others. We work with farmers to maintain tobacco production and to secure product at price levels that are attractive to both the farmers and our customers. Our objective is to secure compliant tobacco that is produced in a cost-effective manner under a sustainable business model with the desired quality for our customers. In some areas, tobacco competes with agricultural commodity products for farmer production. In the past, leaf shortages in specific markets or on a worldwide basis have also led to green tobacco price increases.
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
Strengthened Global Cooperation in the Regulation on Tobacco Products
The WHO Framework Convention on Tobacco Control (“FCTC”) was ratified in 2005 to become the world’s first international public health treaty. Since its inception, the FCTC has continued to strengthen international cooperation and collaboration in tobacco control by advancing the implementation of the treaty’s 38 articles and increasing global participation. At the tenth Conference of the Parties held in February 2024, the FCTC worked diligently to consider amendments to the agreement and track progress in the treaty’s implementation, particularly as it relates to environmental impacts and novel/emerging products.
While we cannot predict the extent or speed at which the efforts of the FCTC will reduce tobacco consumption, a proliferation of national laws and regulations spurred by the recommendations of the FCTC would likely reduce demand for both tobacco products and leaf.
United States FDA’s Continued Enforcement of the Tobacco Control Act
In 2009, the U.S. Congress passed the Family Smoking Prevention and Tobacco Control Act (the "Tobacco Act”). This legislation authorizes the U.S. Food and Drug Administration (“FDA”) to regulate the manufacturing and marketing of tobacco products. The Tobacco Act additionally prohibited characterizing flavors with the exception of menthol in cigarettes, restricted youth access to tobacco products, banned advertising claims regarding certain tobacco products, and established the Center for Tobacco Products.

Over the past decade, the FDA has focused on establishing the scientific foundation and regulatory framework for regulating tobacco products in the United States. On May 10, 2016, the FDA released “deeming” regulations to extend FDA oversight over all tobacco products, including electronic nicotine delivery systems, cigars, hookah tobacco, pipe tobacco, dissolvables, and “novel and future products.” Additionally, Congress extended FDA’s authority to include regulation of tobacco products using synthetically manufactured nicotine in addition to naturally derived nicotine in March 2022. The regulations require tobacco product manufacturers to register tobacco products that were on the market on February 15, 2007, and to seek FDA authorization to sell any products modified or introduced after such date. All submissions require manufacturers to list ingredients in their products. In April 2022, the FDA released two proposed rules to advance product standards intended to ban menthol in cigarettes and characterizing flavors in cigars. These proposed rules remain pending. The flavored tobacco product category accounts for a significant percentage of the U.S. market, and these product standards would likely impact future leaf demand if adopted. It is also expected that if these bans are adopted, they will be challenged in the legal system so it is not possible at this time to predict when and if these bans will become effective.
Although less than 5% of cigarettes manufactured worldwide are consumed in the United States, the FDA is widely considered a global leader in the “science-driven” regulation of tobacco products. Thus, the continued implementation and enforcement of the Tobacco Act in the United States is likely to influence the tobacco control measures considered by other countries and international bodies, including the WHO. It is impossible to predict the ultimate impact these developing regulations will have on our business, but any reduction in the demand for our customers' products will adversely affect the demand for leaf tobacco.
Global Acceptance of the Continuum of Risk in the Regulation of Novel Tobacco Products
As novel tobacco products, such as e-cigarettes and heat-not-burn devices, emerge in the global market, governments are tasked with developing the appropriate, science-driven approach to regulation. In 2017, then Commissioner of the FDA, Scott Gottlieb, announced a new regulatory approach for the regulation of tobacco products that embraced the placement of each product somewhere along a “continuum of risk”. This comprehensive plan on nicotine use sought to facilitate an adult tobacco consumer’s switch from combustible cigarettes to less risky products found lower on the continuum. As part of this regulatory scheme, the FDA approved the first “heat-not-burn” and “very-low nicotine” premarket tobacco applications to permit the sale of these products within the United States. Furthermore, the FDA approved their first modified risk tobacco products applications to permit certain products in the heat-not-burn and smokeless categories to make modified exposure or risk claims. Although the WHO FCTC has not embraced the harm-reduction language in the treaty, a growing number of countries have established tobacco control strategies incorporating a continuum of risk concept. In addition, the global tobacco product market is continuously diversifying to include a wide array of novel tobacco products to serve as alternatives to combustible cigarettes.
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
Increased Taxation
A number of governments, particularly federal and local governments in the United States and the European Union, impose excise or similar taxes on tobacco products. Further legislation proposing new or increased taxes on tobacco products is likely to continue. In some cases, proposed legislation seeks to significantly increase existing taxes on tobacco products or impose new taxes on products that have not been subject to tax (e.g. ENDS products and liquid nicotine). Increases in product taxation may reduce the affordability of, and demand for, tobacco products, which will affect requirements for leaf tobacco by tobacco product manufacturers.
Changes in tax laws or the interpretation of tax laws can also affect our earnings. For example, numerous foreign jurisdictions in which the Company operates have enacted or are in the process of enacting legislation related to the OECD’s Pillar Two model rules. We continually monitor potential and enacted tax changes, including the implementation of Pillar Two legislation, in the countries in which we operate. The impact of these potential new rules, as well as any other changes in domestic and international tax rules and regulations, could have a material effect on our effective tax rate.
Illicit Trade
Illicit trade is another factor which influences demand for legally and sustainably produced leaf tobacco. The WHO estimates that one in every ten cigarettes consumed globally is illicit. Individual governments like the United States, European Union, and Brazil have initiated substantial steps in combating illicit trade. In 2012, the WHO FCTC adopted an illicit trade protocol which has been so far ratified by only 68 parties. We continue to support both governmental and industry efforts to eradicate illicit trade.

Ingredients Operations Trends
We have made significant strategic investments in Universal Ingredients. We acquired FruitSmart in January 2020, Silva in October 2020, and Shank's in October 2021. Additionally, we made additional investments to enhance operational synergies among the businesses and drive revenue and margin expansion by growing the platform offerings, including by investing in key sales and product research and development personnel to promote and expand the full range of our capabilities across Universal Ingredients. We have also invested in Universal Ingredients' infrastructure with the expansion of our Lancaster, Pennsylvania facility which we expect to be fully operational in the second half of fiscal year 2025. This expansion will further enhance our product offerings and production capabilities.
We have been achieving operational synergies across Universal Ingredients among our businesses and have also made considerable progress on our vision for the segment, providing a total solution-based approach for our customers that utilizes our broad spectrum of capabilities in fruits, vegetables and botanical extracts and flavorings. Our commercial sales efforts allow us to market additional innovative products from across our platform to our existing customers, while also pursuing opportunities with new customers. We also see potential in providing our customers with product offerings that combine ingredients from across the Universal Ingredients platform; for example, combining fruit juice, dehydrated vegetables, and botanical extracts into a new beverage concept.
Product Development
Product development for food and beverage companies is crucial as it drives innovation, meets consumer demands, and ensures competitiveness in a dynamic market. Food and beverage companies must continuously evolve their product lines to cater to changing tastes, dietary needs, and lifestyle choices of consumers. Moreover, product development allows companies to leverage new technologies and processes ensuring sustainability and efficiency in production. In essence, product development is not just about creating new products; it's about sustaining a brand's relevance and growth in an ever-changing industry.
We have invested in research and development staff at our Lancaster, Pennsylvania facility and are able to offer solutions for our customers’ dynamic product needs. Through Universal Ingredients, we have been providing high-quality, specialty vegetable- and fruit-based ingredients for the food and beverage end markets, showcasing the importance of adapting to market trends and consumer preferences.
As Universal Ingredients continues to progress, we have made initial investments in market research to provide our customers with value-added trend data to help aid their strategic goals and visions. By evaluating the food and beverage market segments, we are able to develop innovative solutions for our customers and become proactive in product solutions for market gap opportunities.
When looking at markets, we study food and beverage trends that are relevant to our portfolio, and we also analyze consumer behavior. Consumer behavior is an indicator of how consumers act in their environments and what they value when it comes to purchasing products. Looking ahead, we see several ways consumers are choosing to look at brands and what they value. For example, transparency in labels is currently a leading factor in what consumers want to see in the market. Honest messaging about product claims is also important to consumers.
Health and Wellness
One of the markets Universal Ingredients serves is the growing global health and wellness market. Many consumers are focused on mental and physical health driving strong consumer demand for healthy foods. Consumers are looking to understand more about where their food comes from and what exactly it contains. They are looking for brands to help them recognize the benefits that processing can have on a product, especially if it will make it healthier and more functional. According to industry sources, consumers are concerned with whether products are highly processed or contain high amounts of sugar, fats, or sodium. With consumers becoming more educated within the health and well-being space, it is critical companies come to the table with full transparency on how their products are produced and what they contain.
Many of our ingredients can be used as additive components of healthy food products. We continue to believe that there will be strong demand for healthy foods going forward and that our ingredients portfolio can provide food manufacturers with innovative ingredients solutions to support these types of products.
Pet Food
Another of the growing end markets for ingredients products is the global pet food market. The global pet food market size was over $100 billion in 2023, according to industry projections. With "family" increasingly being redefined to include pets, there are rising opportunities within the market. We believe that consumers will value human-grade ingredients and healthy and gourmet offerings for their pets. Our platform is well positioned to take advantage of increasing demand in the pet food end market as well as for other natural and clean-label products across the end markets it serves.

Beverages
The beverage category for Universal Ingredients will remain a strategic initiative moving forward within the retail and food service space. With our heavy investments in the new capabilities at our Lancaster location, we will be able to serve a broader audience of customers looking for new trends within the beverage sector. The beverage market can be segmented into several smaller subcategories, including alcoholic beverages, non-alcoholic beverages, coffees, and juices. Our investments in our research and development function and in our Lancaster facility expansion are intended to provide us with the capabilities to service the entire beverage market whether it is enhancing flavors, providing juice concentrates, or developing future innovations. In addition to our product development team working with our customers, we also evaluate the market to understand what might be happening to the future of food and beverage.
In the current market, we are seeing increasing demand for functional beverages. Brands are focusing on consumer’s health and nutritional needs whether that is sugar reduction or by providing natural sources of caffeine such as yerba mate. Consumers are increasingly scrutinizing product labels and ingredient lists, looking for more natural and healthy options that suit their dietary needs. The busy lifestyles of consumers have heightened awareness of the need to maintain a healthier diet. Our strategy is to deliver functional ingredients as well as convenience to our customers through customized solutions across the entire platform.
Vertical Integration
As we continue to grow Universal Ingredients, we will explore and develop targeted opportunities to vertically integrate certain plant-based ingredients from our tobacco growing areas to capitalize on our strengths and capabilities there. We have established grower networks and agricultural support infrastructure in origins where we source tobacco, and we also have strong, mature sustainability programs in those origins. We believe that ingredients produced in a sustainable manner will grow in importance to our customers and, as a result, will favor suppliers who are able to deliver these products.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding the portion of our bank term loans that have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $727 million at March 31, 2024. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $3.1 million, that amount would be at least partially mitigated by changes in charges to customers.
In addition, changes in interest rates affect the calculation of our pension plan liabilities. As rates decrease, the liability for the present value of amounts expected to be paid under the plans increases. Rate changes also affect expense. As of the March 31, 2024 measurement date, a 1% decrease in the discount rate would have increased the projected benefit obligation (“PBO”) for pensions by $27 million and increased annual pension expense by $2 million. Conversely, a 1% increase in the discount rate would have reduced the PBO by $23 million and reduced annual pension expense by $1 million.
Currency Risk
The international leaf tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country. We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency. Any currency gains or losses on those advances are usually offset by increases or decreases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries. We are vulnerable to currency remeasurement gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. We recognized net remeasurement losses of $5.1 million and $19.0 million in fiscal years 2024 and 2022, respectively, and net remeasurement gains of $3.9 million in fiscal year 2023. We recognized net foreign currency transaction losses of $3.2 million and $8.8 million in fiscal years 2024 and 2023, respectively, and net foreign currency transaction gains of $18.0 million in fiscal year 2022. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. We have entered forward currency exchange contracts to hedge against the effects of currency movements on purchases of tobacco to reduce the volatility of costs. In addition, we periodically enter into forward contracts to hedge balance sheet exposures. See Note 11 to the consolidated financial statements in Item 8 for additional information about our hedging activities.
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

Item 8.   Financial Statements and Supplementary Data
UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars, except share and per share data)	2024	2023	2022
Sales and other operating revenues	$2,748,573	$2,569,824	$2,103,601

Costs and expenses
Cost of goods sold	2,212,475	2,111,539	1,694,675
Selling, general and administrative expenses	310,566	277,213	240,686
Other income	—	—	(2,532)
Restructuring and impairment costs	3,523	—	10,457

Operating income	222,009	181,072	160,315
Equity in pretax earnings of unconsolidated affiliates	756	2,383	6,095
Other non-operating income	3,084	1,791	2,687
Interest income	4,504	6,023	917
Interest expense	66,273	49,300	27,747

Income before income taxes	164,080	141,969	142,267
Income taxes	31,109	11,733	38,663

Net income	132,971	130,236	103,604
Less: net income attributable to noncontrolling interests in subsidiaries	(13,373)	(6,184)	(17,027)
Net income attributable to Universal Corporation	$119,598	$124,052	$86,577

Earnings per share:
Basic	$4.81	$5.01	$3.50
Diluted	$4.78	$4.97	$3.47

Weighted average common shares outstanding:
Basic	24,851,858	24,773,710	24,764,177
Diluted	25,040,914	24,943,841	24,922,896
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars)	2024	2023	2022
Net income	$132,971	$130,236	$103,604
Other comprehensive income (loss):
Foreign currency translation, net of income taxes	(1,531)	(3,166)	(6,367)
Foreign currency hedge, net of income taxes	(5,515)	1,320	3,993
Interest rate hedge, net of income taxes	3,235	6,113	18,620
Pension and other postretirement benefit plans, net of income taxes	(1,666)	3,089	5,943
Total other comprehensive income (loss), net of income taxes	(5,477)	7,356	22,189
Total comprehensive income	127,494	137,592	125,793
Less: comprehensive income attributable to noncontrolling interests	(12,424)	(6,286)	(16,490)

Comprehensive income attributable to Universal Corporation	$115,070	$131,306	$109,303
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands of dollars)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$55,593	$64,690
Accounts receivable, net	525,262	402,073
Advances to suppliers, net	139,064	170,801
Accounts receivable—unconsolidated affiliates	5,385	12,210
Inventories—at lower of cost or net realizable value:
Tobacco	1,070,580	833,876
Other	193,518	202,907
Prepaid income taxes	19,484	16,493
Other current assets	93,655	99,840
Total current assets	2,102,541	1,802,890

Property, plant and equipment
Land	26,244	24,926
Buildings	323,969	311,138
Machinery and equipment	693,868	689,220
	1,044,081	1,025,284
Less accumulated depreciation	(678,201)	(674,122)
	365,880	351,162
Other assets
Operating lease right-of-use assets	32,510	40,505
Goodwill, net	213,869	213,922
Other intangibles, net	68,883	80,101
Investments in unconsolidated affiliates	76,289	76,184
Deferred income taxes	15,181	13,091
Pension asset	11,857	9,984
Other noncurrent assets	50,229	51,343
	468,818	485,130

Total assets	$2,937,239	$2,639,182

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS—(Continued)

	March 31,
(in thousands of dollars)	2024	2023
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$417,217	$195,564
Accounts payable	108,727	83,213
Accounts payable—unconsolidated affiliates	1,621	5,830
Customer advances and deposits	17,179	3,061
Accrued compensation	39,766	33,108
Income taxes payable	7,477	3,274
Current portion of operating lease liabilities	10,356	11,404
Accrued expenses and other current liabilities	109,015	106,533
Current portion of long-term debt	—	—
Total current liabilities	711,358	441,987

Long-term debt	617,364	616,809
Pensions and other postretirement benefits	43,251	42,769
Long-term operating lease liabilities	19,302	25,540
Other long-term liabilities	27,902	32,512
Deferred income taxes	39,139	42,613
Total liabilities	1,458,316	1,202,230

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 24,573,408 shares issued and outstanding (24,555,361 at March 31, 2023)	345,596	337,247
Retained earnings	1,173,196	1,136,898
Accumulated other comprehensive loss	(81,585)	(77,057)
Total Universal Corporation shareholders' equity	1,437,207	1,397,088
Noncontrolling interests in subsidiaries	41,716	39,864
Total shareholders' equity	1,478,923	1,436,952

Total liabilities and shareholders' equity	$2,937,239	$2,639,182
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(in thousands of dollars)	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$132,971	$130,236	$103,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,326	57,300	52,521
Provision for losses (recoveries) on advances	14,090	10,584	5,988
Inventory write-downs	9,234	13,995	19,944
Stock-based compensation expense	12,063	8,420	6,187
Foreign currency remeasurement loss (gain), net	5,114	(3,892)	19,029
Foreign currency exchange contracts	(365)	14,163	(13,210)
Deferred income taxes	(5,404)	(7,657)	(2,473)
Equity in net income of unconsolidated affiliates, net of dividends	(1,239)	4,010	(329)
Brazil tax ruling	—	(29,236)	—
Restructuring and impairment costs	3,523	—	10,457
Restructuring payments	(1,181)	—	(4,134)
Change in estimated fair value of contingent consideration for FruitSmart acquisition	—	—	(2,532)
Other, net	1,001	(6,249)	512
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(109,681)	(74,657)	(23,185)
Inventories	(236,243)	(41,867)	(245,920)
Other assets	(768)	10,821	(15,991)
Accounts payable	20,806	(84,588)	108,746
Accrued expenses and other current liabilities	8,414	3,365	14,356
Income taxes	342	(7,811)	6,644
Customer advances and deposits	14,365	(7,494)	4,668
Net cash provided (used) by operating activities	(74,632)	(10,557)	44,882
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(66,013)	(54,674)	(53,203)
Purchase of business, net of cash held by the business	—	—	(102,462)
Proceeds from sale of business, less cash of businesses sold	3,757	3,245	—
Proceeds from sale of property, plant and equipment	2,257	1,079	13,004
Net cash used by investing activities	(59,999)	(50,350)	(142,661)
Cash Flows From Financing Activities:
Issuance (repayment) of short-term debt, net	223,000	24,712	79,286
Issuance of long-term debt	—	123,481	—
Repayment of long-term debt	—	(23,481)	—
Dividends paid to noncontrolling interests in subsidiaries	(10,572)	(10,221)	(13,390)
Repurchase of common stock	(4,744)	(3,448)	(3,053)
Dividends paid on common stock	(78,402)	(77,391)	(76,436)
Proceeds from termination of interest rate swap agreements	—	11,786	—
Debt issuance costs and other	(3,607)	(6,489)	(3,167)
Net cash provided (used) by financing activities	125,675	38,949	(16,760)

Effect of exchange rate changes on cash	(141)	(1,000)	(1,034)
Net increase (decrease) in cash and cash equivalents	(9,097)	(22,958)	(115,573)
Cash, restricted cash and cash equivalents at beginning of year	64,690	87,648	203,221
Cash, Restricted Cash and Cash Equivalents at End of Year	$55,593	$64,690	$87,648

Supplemental Information:
Cash and cash equivalents	$55,593	$64,690	$81,648
Restricted cash (Other noncurrent assets)	—	—	6,000
Total cash, restricted cash and cash equivalents	$55,593	$64,690	$87,648

Supplemental information—cash paid for:
Interest	$61,084	$49,882	$27,113
Income taxes, net of refunds	$38,084	$49,073	$33,010
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2024
Balance at beginning of year	$337,247	$1,136,898	$(77,057)	$39,864	$1,436,952
Changes in common stock
Repurchase of common stock	(1,373)	—	—	—	(1,373)
Accrual of stock-based compensation	12,063	—	—	—	12,063
Withholding of shares from stock-based compensation for grantee income taxes	(3,607)	—	—	—	(3,607)
Dividend equivalents on restricted stock units (RSUs)	1,266	—	—	—	1,266
Changes in retained earnings
Net income	—	119,598	—	13,373	132,971
Cash dividends declared on common stock ($3.20 per share)	—	(78,663)	—	—	(78,663)
Repurchase of common stock	—	(3,371)	—	—	(3,371)
Dividend equivalents on restricted stock units (RSUs)	—	(1,266)	—	—	(1,266)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	(582)	(949)	(1,531)
Foreign currency hedge, net of income taxes	—	—	(5,515)	—	(5,515)
Interest rate hedge, net of income taxes	—	—	3,235	—	3,235
Pension and other postretirement benefit plans, net of income taxes	—	—	(1,666)	—	(1,666)
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(10,572)	(10,572)
Balance at end of year	$345,596	$1,173,196	$(81,585)	$41,716	$1,478,923

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2023
Balance at beginning of year	$330,662	$1,094,192	$(84,311)	$44,226	$1,384,769
Changes in common stock
Repurchase of common stock	(893)	—	—	—	(893)
Accrual of stock-based compensation	8,420	—	—	—	8,420
Withholding of shares from stock-based compensation for grantee income taxes	(2,090)	—	—	—	(2,090)
Dividend equivalents on restricted stock units (RSUs)	1,148	—	—	—	1,148
Changes in retained earnings
Net income	—	124,052	—	6,184	130,236
Cash dividends declared on common stock ($3.16 per share)	—	(77,643)	—	—	(77,643)
Repurchase of common stock	—	(2,555)	—	—	(2,555)
Dividend equivalents on restricted stock units (RSUs)	—	(1,148)	—	—	(1,148)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	(3,268)	102	(3,166)
Foreign currency hedge, net of income taxes	—	—	1,320	—	1,320
Interest rate hedge, net of income taxes	—	—	6,113	—	6,113
Pension and other postretirement benefit plans, net of income taxes	—	—	3,089	—	3,089
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(10,221)	(10,221)
Other	—	—	—	(427)	(427)
Balance at end of year	$337,247	$1,136,898	$(77,057)	$39,864	$1,436,952

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2022
Balance at beginning of year	$326,673	$1,087,663	$(107,037)	$41,126	$1,348,425
Changes in common stock
Repurchase of common stock	(782)	—	—	—	(782)
Accrual of stock-based compensation	6,187	—	—	—	6,187
Withholding of shares from stock-based compensation for grantee income taxes	(2,486)	—	—	—	(2,486)
Dividend equivalents on restricted stock units (RSUs)	1,070	—	—	—	1,070
Changes in retained earnings
Net income	—	86,577	—	17,027	103,604
Cash dividends declared on common stock ($3.12 per share)		(76,707)	—	—	(76,707)
Repurchase of common stock	—	(2,271)	—	—	(2,271)
Dividend equivalents on restricted stock units (RSUs)	—	(1,070)	—	—	(1,070)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	(5,830)	(537)	(6,367)
Foreign currency hedge, net of income taxes	—	—	3,993	—	3,993
Interest rate hedge, net of income taxes	—	—	18,620	—	18,620
Pension and other postretirement benefit plans, net of income taxes	—	—	5,943	—	5,943
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(13,390)	(13,390)
Balance at end of year	$330,662	$1,094,192	$(84,311)	$44,226	$1,384,769

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Fiscal Year Ended March 31,
	2024	2023	2022
Common Shares Outstanding:
Balance at beginning of year	24,555,361	24,550,019	24,514,867
Issuance of common stock	118,047	71,466	93,416
Repurchase of common stock	(100,000)	(66,124)	(58,264)
Balance at end of year	24,573,408	24,555,361	24,550,019
See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts are in thousands, except per share amounts or as otherwise noted.)

NOTE 1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is a global business-to-business agriproducts company. The Company is the leading global leaf tobacco supplier and provides high-quality plant-based ingredients to food and beverage end markets. The Company conducts its leaf tobacco business in over 30 countries, primarily in major tobacco-producing regions of the world.
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
The equity method of accounting is used for investments in companies where Universal Corporation has a voting interest of 20% to 50%. These investments are accounted for under the equity method because Universal exercises significant influence over those companies, but not control. The Company received no dividends in fiscal year 2024, $5.6 million in fiscal year 2023, and $4.3 million in fiscal year 2022, from companies accounted for under the equity method. Investments where Universal has a voting interest of less than 20% are not significant and do not have readily determinable fair values. As such, the Company has elected the alternate method of measuring these investments at cost, less any impairment. The Company's 49% ownership interest in Socotab L.L.C. (“Socotab”), a leading supplier of oriental tobaccos with operations located principally in Eastern Europe and Turkey, is the primary investment accounted for under the equity method. The investment in Socotab is an important part of the Company's overall product and service arrangements with its major customers. The Company reviews the carrying value of its investments in Socotab and its other unconsolidated affiliates on a regular basis and considers whether any factors exist that might indicate an impairment in value that is other than temporary.
The Company's operations in Zimbabwe are deconsolidated under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. The investment in the Zimbabwe operations is accounted for at cost and was zero at March 31, 2024 and 2023. The Company has a net foreign currency translation loss associated with the Zimbabwe operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss at March 31, 2024. As a regular part of its reporting, the Company reviews the conditions that resulted in the deconsolidation of the Zimbabwe operations to confirm that such accounting treatment is still appropriate. Dividends from the Zimbabwe operations are recorded in income in the period received.
The Company holds less than a 100% financial interest in certain consolidated subsidiaries. The net income and shareholders’ equity attributable to the noncontrolling interests in these subsidiaries are reported on the face of the consolidated financial statements. There were no material changes in the Company’s ownership percentage in any of these subsidiaries during fiscal years 2024, 2023, or 2022.
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
The following table provides a reconciliation of (1) equity in the pretax earnings of unconsolidated affiliates, as reported in the consolidated statements of income to (2) equity in the net income of unconsolidated affiliates, net of dividends, as reported in the consolidated statements of cash flows for the fiscal years ended March 31, 2024, 2023, and 2022:

	Fiscal Year Ended March 31,
	2024	2023	2022
Equity in pretax earnings reported in the consolidated statements of income	$756	$2,383	$6,095
Less: Equity in income taxes	483	(781)	(1,481)
Equity in net income	1,239	1,602	4,614
Less: Dividends received on investments (1)	—	(5,612)	(4,285)
Equity in net income, net of dividends, reported in the consolidated statements of cash flows	$1,239	$(4,010)	$329
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
Calculations of earnings per share for the fiscal years ended March 31, 2024, 2023, and 2022, are provided in Note 5.
Cash, Restricted Cash, and Cash Equivalents
 All highly liquid investments with a maturity of three months or less at the time of purchase are classified as cash equivalents. Restricted cash was associated with the acquisition of Silva International, Inc. ("Silva") and was recognized as a component of other noncurrent assets at March 31, 2022. The restricted cash associated with the Silva acquisition was released to the selling shareholder during the fiscal year ended March 31, 2023. See Note 2 for more information about the release of restricted cash.
Advances to Tobacco Suppliers
In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are typically short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to tobacco suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to tobacco suppliers totaled approximately $162 million at March 31, 2024 and $199 million at March 31, 2023. The related valuation allowances totaled $20 million at March 31, 2024, and $24 million at March 31, 2023, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions for estimated uncollectible amounts of approximately $14.1 million in fiscal year 2024, $10.6 million in fiscal year 2023, and $6.0 million in fiscal year 2022. These net provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Advances on which interest accruals had been discontinued totaled approximately $2 million and $3 million at March 31, 2024 and 2023, respectively.
Inventories
Inventories are valued at the lower of cost or net realizable value. Raw materials primarily consist of unprocessed leaf tobacco, which is clearly identified by type and grade at the time of purchase. The Company tracks the costs associated with this

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
tobacco in the final product lots, and maintains this identification through the time of sale. This method of cost accounting is referred to as the specific cost or specific identification method. The predominant cost component of the Company’s inventories is the cost of the unprocessed tobacco. Direct and indirect processing costs related to these raw materials are capitalized and allocated to inventory in a systematic manner. The Company does not capitalize any interest or sales-related costs in inventory. In-bound freight costs are recorded in cost of goods sold. Other inventories consist primarily of unprocessed and processed food and vegetable ingredients, botanical extracts, seed, fertilizer, packing materials, and other supplies, and are valued using the specific cost method.
Recoverable Value-Added Tax Credits
In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominantly for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time, and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At March 31, 2024 and 2023, the aggregate balances of recoverable tax credits held by the Company’s subsidiaries totaled approximately $72 million and $64 million, respectively, and the related valuation allowances totaled approximately $21 million and $22 million, respectively. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.
Property, Plant and Equipment
Depreciation of property, plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated primarily using the straight-line method. Buildings include processing and blending facilities, offices, and warehouses. Machinery and equipment consists of processing and packing machinery and transport, office, and computer equipment. Estimated useful lives range as follows: buildings - 15 to 40 years; processing and packing machinery - 3 to 11 years; transport equipment - 3 to 10 years; and office and computer equipment - 3 to 12 years. Where applicable and material in amount, the Company capitalizes related interest costs during periods that property, plant and equipment are being constructed or made ready for service. No interest was capitalized in fiscal years 2024, 2023, or 2022.
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
Accounting Standards Codification Topic 350 ("ASC 350") permits companies to base initial assessments of potential goodwill impairment on qualitative factors, but also allows companies to bypass the qualitative assessment and perform a quantitative assessment. The Company elected to bypass the qualitative assessment and perform a quantitative assessment of goodwill impairment at March 31, 2024. The quantitative goodwill assessment consists of comparing the fair value of each reporting unit to the carrying value of that reporting unit. In the event that the carrying value of the reporting unit exceeds its fair value, an impairment of the reporting unit's goodwill is recognized, up to the amount of goodwill allocated to that reporting unit. Fair value was assessed using a discounted cash flow model, comprised of estimates of future cash flows and discount rates. Based on this quantitative assessment, the Company determined there was no impairment of goodwill for any of its reporting units as of March 31, 2024.
The Company elected to use the qualitative approach at March 31, 2023. The qualitative assessment did not indicate that it was more likely than not that the fair value of any of the reporting units was less than their respective carrying value, therefore no potential impairment of the Company's recorded goodwill was noted as of that date.
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
Fair Values of Financial Instruments
The fair value of the Company’s long-term debt, disclosed in Note 12, approximates the carrying amount since the variable interest rates in the underlying credit agreement reflect the market interest rates that were available to the Company at March 31, 2024. In periods when fixed-rate obligations are outstanding, fair values are estimated using market prices where they are available or discounted cash flow models based on current incremental borrowing rates for similar classes of borrowers and borrowing arrangements. The fair values of interest rate swap agreements designated as cash flow hedges and used to fix the variable benchmark rate on outstanding long-term debt are determined separately and recorded in other long-term liabilities. Except for interest rate swaps and forward foreign currency exchange contracts that are discussed below, the fair values of all other assets and liabilities that qualify as financial instruments approximate their carrying amounts.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
material to the financial statements or operations of the Company. Additional disclosures related to the Company’s derivatives and hedging activities are provided in Note 11.
Translation and Remeasurement of Foreign Currencies
The financial statements of foreign subsidiaries having the local currency as the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates applicable to each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of other comprehensive income or loss. The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement gains and losses that are included in earnings as a component of selling, general, and administrative expenses. The Company recognized net remeasurement losses of $5.1 million and $19.0 million in fiscal years 2024 and 2022, respectively, and net remeasurement gains of $3.9 million in fiscal year 2023.
Foreign currency transactions and forward foreign currency exchange contracts that are not designated as hedges generate gains and losses when they are settled or when they are marked-to-market under the prescribed accounting guidance. These transaction gains and losses are also included in earnings as a component of selling, general, and administrative expenses. The Company recognized net foreign currency transaction losses of $3.2 million and $8.8 million in fiscal years 2024 and 2023, respectively, and net foreign currency transaction gains of $18.0 million in fiscal year 2022 .
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
While most of the Company’s revenue is derived from tobacco that is purchased from farmers, processed and packed in its factories, and then sold to customers, some revenue is earned from processing tobacco owned by customers and from other value-added services. The arrangements for processing services usually exist in specific markets where the customers contract directly with farmers for leaf production, and they have accounted for less than 5% of total revenue on an annual basis through the fiscal year ended March 31, 2024. Processing and packing of leaf tobacco is a short-duration process. Under normal operating conditions, raw tobacco that is placed into the production line exits as processed and packed tobacco within one hour, and is then later transported to customer-designated storage facilities. The revenue for these services is recognized when the performance obligation is met upon the completion of processing, and the Company's operating history indicates that customer requirements for processed tobacco are consistently met upon completion of processing.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740) - Improvements to Income Tax Disclosures" ("ASU 2023-09"). ASU 2023-09 requires additional disclosures reconciling the rates of different categories of income tax (i.e. federal , state, foreign, etc.) and a disaggregation of taxes paid and refunded. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and for interim periods in fiscal years beginning after December 15, 2025, although early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its income tax disclosures.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Tobacco Sales
The majority of the Company’s business involves purchasing leaf tobacco from farmers in the origins where it is grown, processing and packing the tobacco in its factories, and then transferring ownership and control of the tobacco to customers. On a much smaller basis, the Company also sources processed tobacco from third-party suppliers for resale to customers. The contracts for tobacco sales with customers create a performance obligation to transfer tobacco to the customer. Transaction prices for the sale of tobacco are primarily based on negotiated fixed prices, but the Company does have a small number of cost-plus contracts with certain customers. Cost-plus arrangements provide the Company reimbursement of the cost to purchase and process the tobacco, plus a contractually agreed-upon profit margin. The Company utilizes the most likely amount methodology under the accounting guidance to recognize revenue for cost-plus arrangements with customers. Shipping and handling costs under tobacco sales contracts with customers are treated as fulfillment costs and included in the transaction price. Taxes assessed by government authorities on the sale of leaf tobacco products are excluded from the transaction price. At the point in time that the customer obtains control over the tobacco, which is typically aligned with physical shipment under the contractual terms with the customer, the Company completes its performance obligation and recognizes the revenue for the sale.
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
Other Sales and Revenue from Contracts with Customers
From time to time, the Company enters into various arrangements with customers to provide other value-added services that may include blending, chemical and physical testing of products, storage, logistics, sorting, and tobacco cutting services for select manufacturers. These other arrangements and operations are a much smaller portion of the Company’s business, and are separate and distinct contractual agreements from the Company’s tobacco and food ingredients sales or third-party processing arrangements with customers. The transaction prices and timing of revenue recognition of these items are determined by the specifics of each contract.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Fiscal Year Ended March 31,
	2024	2023	2022
Tobacco sales	$2,268,600	$2,093,493	$1,703,330
Ingredient sales	292,291	294,302	250,595
Processing revenue	82,976	78,357	77,048
Other sales and revenue from contracts with customers	77,777	83,666	60,177
Total revenue from contracts with customers	2,721,644	2,549,818	2,091,150
Other operating sales and revenues	26,929	20,006	12,451
Consolidated sales and other operating revenues	$2,748,573	$2,569,824	$2,103,601
Other operating sales and revenues consists principally of interest on advances to tobacco suppliers and dividend income from unconsolidated affiliates.
Major Customers
A material part of the Company’s business is dependent upon a few customers. The Company’s six largest customers are Altria Group, Inc, British American Tobacco plc, China Tobacco International, Inc., Imperial Brands plc, Japan Tobacco, Inc., and Philip Morris International, Inc. In the aggregate, these customers have accounted for approximately 60% of consolidated revenue for each of the past three fiscal years. For the fiscal years ended March 31, 2024, 2023, and 2022, revenue from Philip Morris International, Inc. accounted for revenue of approximately $630 million, $460 million, and $320 million, respectively, Imperial Brands plc accounted for revenue of approximately $340 million, $430 million, and $380 million, respectively, and Japan Tobacco, Inc. accounted for revenue of approximately $260 million, $160 million, and $120 million, respectively. These customers do business with various affiliates in the Company’s Tobacco Operations segment. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on the Company.
NOTE 4. RESTRUCTURING AND IMPAIRMENT COSTS
During the fiscal years ended March 31, 2024 and 2022, Universal recorded restructuring and impairment costs related to business changes and various initiatives to adjust certain operations and reduce costs. There were no restructuring costs incurred for the fiscal year ended March 31, 2023.
Fiscal Year Ended March 31, 2024
Tobacco Operations
During the fiscal year ended March 31, 2024, the Company restructured operations at its Global Laboratory Services, Inc ("GLS") facility in Wilson, NC. GLS provides testing for crop protection agents and tobacco constituents in seed, leaf, and finished products, including e-cigarette liquids and vapors, and has capabilities for testing non-tobacco products. As a result of the restructuring of the GLS operations, the Company incurred $1.8 million of restructuring and impairment costs for the fiscal year ended March 31, 2024.
During the fiscal year ended March 31, 2024, the Company also incurred $1.7 million of termination and impairment costs in other areas of the Tobacco Operations segment.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Ingredients Operations
During the fiscal year ended March 31, 2022, the Company recognized $1.2 million of net gains on the sale of the remaining property, plant, and equipment associated with the wind-down of the CIFI operations that was announced in fiscal year 2021.
A summary of the restructuring and impairment costs incurred during the fiscal years ended March 31, 2024, 2023, and 2022 is as follows:

	Fiscal Years Ended March 31,
	2024	2023	2022
Restructuring Costs:
Employee termination benefits	$1,615	$—	$2,174
Other restructuring costs	(181)	—	(24)
	1,434	—	2,150
Impairment Costs:
Property, plant, and equipment and other noncurrent assets	2,089	—	8,307
Total restructuring and impairment costs	$3,523	$—	$10,457
A reconciliation of the Company’s liability for employee termination benefits and other restructuring costs for fiscal years 2022 through 2024 is as follows:

	Employee Termination Benefits	Other Costs	Total
Balance at April 1, 2021	$1,370	$613	$1,983
Fiscal Year 2022 Activity:
Costs charged to expense	2,174	(24)	2,150
Payments and write-offs	(3,544)	(589)	(4,133)
Balance at March 31, 2022	—	—	—
Fiscal Year 2023 Activity:
Costs charged to expense	—	—	—
Payments and write-offs	—	—	—
Balance at March 31, 2023	—	—	—
Fiscal Year 2024 Activity:
Costs charged to expense	1,615	(181)	1,434
Payments and write-offs	(1,362)	181	(1,181)
Balance at March 31, 2024	$253	$—	$253
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 5.   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
(in thousands, except share and per share data)	2024	2023	2022
Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$119,598	$124,052	$86,577

Denominator for basic earnings per share
Weighted average shares outstanding	24,851,858	24,773,710	24,764,177

Basic earnings per share	$4.81	$5.01	$3.50

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$119,598	$124,052	$86,577

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,851,858	24,773,710	24,764,177
Effect of dilutive securities
Employee and outside director share-based awards	189,056	170,131	158,719
Denominator for diluted earnings per share	25,040,914	24,943,841	24,922,896

Diluted earnings per share	$4.78	$4.97	$3.47
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
For fiscal years ended March 31, 2024, 2023, and 2022 the Company's U.S. federal statutory tax rate is 21.0%. The U.S. tax system is primarily territorial based after the enactment of the Tax Cuts and Jobs Act of 2017. The U.S. tax law imposes a tax on U.S. shareholders on certain low-taxed income earned by controlled foreign corporations, referred to as global intangible low-taxed income ("GILTI"). The Company has made an accounting policy election to account for any additional tax resulting from the GILTI provisions in the year in which it is incurred and has not recorded any deferred taxes on temporary book-tax differences related to this income.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Income Tax Expense
Income taxes for the fiscal years ended March 31, 2024, 2023, and 2022 consisted of the following:

	Fiscal Year Ended March 31,
	2024	2023	2022
Current
United States	$5,107	$9,967	$15,042
State and local	696	1,134	265
Foreign	30,711	8,289	25,828
	36,514	19,390	41,135
Deferred
United States	(824)	(4,727)	(498)
State and local	(138)	613	1,568
Foreign	(4,443)	(3,543)	(3,542)
	(5,405)	(7,657)	(2,472)
Total	$31,109	$11,733	$38,663
Foreign taxes include any applicable U.S. tax expense on the earnings of foreign subsidiaries.
Consolidated Effective Income Tax Rate
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.3	1.0	1.0
Foreign earnings taxed at rates other than the U.S. federal statutory tax rate	(5.2)	(1.5)	3.7
Foreign dividend withholding taxes	2.9	2.6	2.3
Brazil tax ruling	—	(17.1)	—
Changes in uncertain tax positions	(0.2)	(0.1)	(0.3)
Other	0.2	2.4	(0.5)
Effective income tax rate	19.0%	8.3%	27.2%
In fiscal year 2023, one of the Company's subsidiaries in Brazil received a favorable final judgement from the Brazilian Superior Court of Justice. The lawsuit asserted certain tax credits on exported goods should be excluded from taxable income. The Brazilian revenue authority asserted certain tax credits generated on purchased goods and services that were ultimately exported from Brazil should be included in the calculation of taxable income. The Brazilian Superior Court of Justice affirmed the tax credits are non-taxable in accordance with the historical and existing tax legislation in Brazil. The ruling resulted in recognition of $26.6 million of Brazilian tax credits due to the recalculation of federal income taxes in Brazil for years 2015 through 2022. The affirmative ruling also resulted in recognition of $5.0 million of interest income for the fiscal year ended March 31, 2023. The tax credits and associated interest income credits are being used to reduce federal non-income tax liabilities through the end of calendar year 2027. The tax credits were recognized as both current and noncurrent assets on the consolidated balance sheet based on when the credits are expected to be realized. Additionally, any unused tax credits will earn tax-exempt interest income through the expiration date, which can be used to reduce both non-income tax and income tax liabilities. The Brazilian federal tax authority has formally acknowledged the tax credits and related interest credits to be used by one of the Company's Brazilian subsidiaries. The ruling resulted in a net income tax benefit of $24.2 million in fiscal year 2023. The net income tax benefit included a $2.4 million income tax provision for U.S. federal income taxes related to the fiscal year 2018 consolidated federal tax return that will need to be amended. The Company sold its idled Tanzania operations and recognized $1.1 million of income taxes in the fiscal year ended March 31, 2023.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In fiscal year 2022, the Company recognized a $1.7 million benefit related to a final tax law ruling at a foreign subsidiary.
Components of Income Before Income Taxes
The U.S. and foreign components of income before income taxes were as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
United States	$22,517	$27,942	$74,553
Foreign	141,563	114,027	67,714
Total	$164,080	$141,969	$142,267
Deferred Income Tax Liabilities and Assets
Significant components of deferred tax liabilities and assets were as follows:

	March 31,
	2024	2023
Liabilities
Foreign withholding taxes	$15,350	$17,123
Property, plant and equipment	10,604	10,617
Undistributed earnings	3,145	3,772
Operating lease right-of-use assets	8,119	5,791
Goodwill and other intangible assets	32,232	33,781
Interest rate swap	3,036	1,885
All other	1,168	2,786
Total deferred tax liabilities	$73,654	$75,755

Assets
Employee benefit plans	$15,938	$15,654
Reserves and accruals	6,973	5,692
Deferred income	5,827	5,573
Operating lease right-of-use liabilities	7,407	5,500
Currency translation losses of foreign subsidiaries	2,156	2,173
Local currency exchange losses of foreign subsidiaries	2,075	1,084
Foreign tax credit carryforward	8,196	5,578
Capital loss carryforwards	4,143	4,197
All other	9,997	11,016
Total deferred tax assets	62,712	56,467
Valuation allowance	(13,016)	(10,234)
Net deferred tax assets	$49,696	$46,233
At March 31, 2024, the Company had no material net operating loss carryforwards in either its domestic or foreign operations.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Combined Income Tax Expense (Benefit)
The combined income tax expense (benefit) allocable to continuing operations and other comprehensive income was as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Continuing operations	$31,109	$11,733	$38,663
Other comprehensive loss	(1,056)	3,551	6,555
Total	$30,053	$15,284	$45,218
Uncertain Tax Positions
A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions is as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Liability for uncertain tax positions, beginning of year	$1,415	$2,024	$2,437
Additions:
Related to tax positions for the current year	65	1,198	48
Related to tax positions for prior years	—	—	328
Reductions:
Due to lapses of statutes of limitations	(56)	(75)	(56)
Due to tax settlements	(311)	(1,661)	(814)
Effect of currency rate changes	(43)	(71)	81
Liability for uncertain tax positions, end of year	$1,070	$1,415	$2,024
The liability for uncertain tax positions at March 31, 2024 includes approximately $1.1 million that could have an effect on the consolidated effective tax rate if the tax benefits are recognized. The liability for uncertain tax positions includes $0.8 million related to tax positions for which it is reasonably possible that the amounts could change significantly before March 31, 2025. This amount reflects a possible decrease in the liability for uncertain tax positions that could result from the completion and resolution of tax audits and the expiration of open tax years in various tax jurisdictions. The $1.7 million settlement in fiscal year 2023 represents the resolution of a tax matter with a foreign tax authority.
The $0.8 million settlement in fiscal year 2022 represents the resolution of a tax matter with a local country taxing authority. The Company accrued $0.5 million of the fiscal year 2022 settlement in prior fiscal years.
For fiscal year ended March 31, 2023, the Company recognized $1.8 million as a reduction to interest expense related to an uncertain tax position on the Tanzania operations that were sold in fiscal year 2023. Amounts accrued or reversed for interest were not material for fiscal years 2024 and 2022. Amounts accrued or reversed for penalties were not material for fiscal years 2024 through 2022, and liabilities recorded for penalties at March 31, 2024 and 2023 also were not material.
Universal and its subsidiaries file a U.S. federal consolidated income tax return, as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2024, the Company's earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2018. Open tax years in U.S. federal, state and foreign jurisdictions range from 3 to 6 years.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 7.   GOODWILL AND OTHER INTANGIBLES
The Company's changes in goodwill at March 31, 2024 and 2023 consisted of the following:

	Fiscal Year Ended March 31,
	2024	2023
Balance at beginning of year	$213,922	$213,998
Foreign currency translation adjustment	(53)	(76)
Balance at end of year	$213,869	$213,922
The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at March 31, 2024 and 2023:

				March 31, 2024
(in thousands, except useful life)	Useful Life (Years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	-	13	$86,500	$(25,424)	$61,076
Trade names		5		11,100	(8,265)	2,835
Developed technology		13		9,300	(5,665)	3,635
Noncompetition agreements	4	-	5	4,000	(2,725)	1,275
Other		5		782	(720)	62
Total intangible assets				$111,682	$(42,799)	$68,883

				March 31, 2023
	Useful Life (Years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	-	13	$86,500	$(17,693)	$68,807
Trade names		5		11,100	(6,045)	5,055
Developed technology		13		9,300	(5,319)	3,981
Noncompetition agreements	4	-	5	4,000	(1,775)	2,225
Other		5		721	(688)	33
Total intangible assets				$111,621	$(31,520)	$80,101
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life as noted above.
The Company's amortization expense for intangible assets for the years ended March 31, 2024, 2023, and 2022:

	Fiscal Year Ended March 31,
	2024	2023	2022
Amortization Expense	$11,279	$12,455	$11,209
Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated income statements of income. The amortization expense for the other intangible assets is recorded in selling, general, and administrative expenses in the consolidated income statements of income.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of March 31, 2024, the expected future amortization expense for intangible assets is as follows:

Fiscal Year
2025	$11,073
2026	9,253
2027	8,077
2028	8,077
2029 and thereafter	32,403
Total expected future amortization expense	$68,883
NOTE 8.   CREDIT FACILITIES
Bank Credit Agreement
On December 15, 2022, the Company entered into a senior unsecured bank credit agreement that included a $530 million five-year revolving credit facility (expiring December 15, 2027), a $275 million five-year term loan (due December 15, 2027), and a $345 million seven-year term loan (due December 15, 2029). Borrowings under the revolving credit facility bear interest at a variable rate benchmarked to the Secured Overnight Financing Rate ("SOFR"), plus a margin that is based on the Company's credit measures. In addition to interest, the Company pays a facility fee on the revolving credit facility. $125 million was outstanding under the revolving credit facility at March 31, 2024. The credit agreement provides for an expansion of the facility under certain conditions to allow additional borrowings of up to $200 million. Additional information related to the term loans is provided in Note 9. The credit agreement includes financial covenants that require the Company to maintain a minimum level of tangible net worth and observe limits on debt levels. The Company was in compliance with those covenants at March 31, 2024.
Short-Term Credit Facilities
The Company maintains short-term uncommitted lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. As of March 31, 2024 and 2023, approximately $292 million and $166 million, respectively, were outstanding under these uncommitted lines of credit. The weighted-average interest rates on short-term borrowings outstanding as of March 31, 2024 and 2023 were approximately 6.7% and 6.2%, respectively. At March 31, 2024, the Company and its consolidated affiliates had unused uncommitted lines of credit totaling approximately $135 million.
NOTE 9.   LONG-TERM DEBT
The Company's long-term debt at March 31, 2024 and 2023 consisted of the following:

	March 31,
	2024	2023
Senior bank term loans	$620,000	$620,000
Less: current portion	—	—
Less: unamortized debt issuance costs	(2,636)	(3,191)
Long-term debt	$617,364	$616,809
As discussed in Note 8, on December 15, 2022, the Company entered into a bank credit agreement that included a $275 million five-year term loan and a $345 million seven-year term loan. Both term loans were fully funded at closing, require no amortization, and are repayable without penalty prior to maturity. Under the credit agreement, both term loans bear interest at a variable rate benchmarked to the SOFR plus a margin that is based on the Company's credit measures.
As discussed in Note 11, the Company had receive-floating/pay-fixed interest rate swap agreements in place with respect to the prior term loans through December 20, 2023 for the five-year term loan and through December 20, 2025 for the seven-year term loan. These agreements were terminated concurrently with the repayment of the prior term loans and replaced with new interest rate swap agreements that will continue to convert a portion of the variable benchmark rate to a fixed rate on each term loan through their respective maturity dates. The proceeds for the fair value of the terminated interest rate swap agreements, approximately $11.8 million, were recognized in accumulated other comprehensive income and are being amortized into earnings as a reduction of interest expense through their original maturity dates. With the swap agreements in place, the effective interest rates on the swapped portions of the five-year and seven-year term loans were 5.50% and 5.65% at March 31, 2024, respectively.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The weighted average effective interest rates, when taking into consideration both the swapped and unswapped interest payments for all outstanding long-term debt, were 6.46% and 6.66% at March 31, 2024 for the five-year and seven-year term loans, respectively. Changes in the effective interest rates could result from a change in interest rates on the unhedged interest payments or a change in the Company's credit measures that impact the applicable credit spreads specified in the underlying loan agreement.
Disclosures about the fair value of long-term debt are provided in Note 12.
Shelf Registration
In November 2023, the Company filed an undenominated automatic universal shelf registration statement with the U.S. Securities and Exchange Commission to provide for the future issuance of an undefined amount of additional debt or equity securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.
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
The following table sets forth the right-of-use assets and lease liabilities for operating leases included in the Company’s consolidated balance sheet:

	March 31, 2024	March 31, 2023

Assets
Operating lease right-of-use assets	$32,510	$40,505

Liabilities
Current portion of operating lease liabilities	$10,356	$11,404
Long-term operating lease liabilities	19,302	25,540
Total operating lease liabilities	$29,658	$36,944
The following table sets forth the location and amount of operating lease costs included in the Company's consolidated statement of income:

	Fiscal Year Ended March 31,
	2024	2023	2022

Income Statement Location
Cost of goods sold	$11,806	$11,036	$10,874
Selling, general, and administrative expenses	10,691	10,890	9,676
Total operating lease costs(1)	$22,497	$21,926	$20,550
(1)Includes variable operating lease costs.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table reconciles the undiscounted cash flows to the operating lease liabilities in the Company’s consolidated balance sheet:

March 31, 2024
Fiscal Year Maturity of Operating Lease Liabilities
2025	$11,661
2026	7,632
2027	5,085
2028	3,405
2029	2,498
2030 and thereafter	4,290
Total undiscounted cash flows for operating leases	$34,571
Less: Imputed interest	(4,913)
Total operating lease liabilities	$29,658
As of March 31, 2024, the Company had entered into no additional operating leases that have not yet commenced.
The following table sets forth supplemental information related to operating leases:

	Fiscal Year Ended March 31,
(in thousands, except lease term and incremental borrowing rate)	2024	2023	2022
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$13,898	$13,818	$12,018

Right-of-use assets obtained in exchange for new operating leases	8,507	13,536	22,506

Weighted Average Remaining Lease Term (years)	4.59	4.86	5.51

Weighted Average Collateralized Incremental Borrowing Rate	6.10%	5.93%	5.43%
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
Cash Flow Hedging Strategy for Interest Rate Risk
In December 2022, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2022 (see Note 9 for additional information). Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At March 31, 2024, the total notional amount of the interest rate swaps was $310 million, which corresponded to a portion of the aggregate balance of the term loans.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
is being amortized from accumulated other comprehensive loss into earnings as a reduction of interest expense through the original maturity dates of those agreements.
In February 2019, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges for the two non-amortizing bank loans that were repaid in December 2018 and carried over to hedge the variable interest payments for the two non-amortizing bank loans that were repaid in December 2022. Those swap agreements were terminated in February 2019. The fair value of the two swap agreements terminated in February 2019, approximately $5.4 million, was received in February 2019 from the counterparties upon termination and was amortized from accumulated other comprehensive loss into earnings as a reduction of interest expense through the original maturity dates of those agreements. As of March 31, 2024, the entire deferred gain has been amortized.
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
The aggregate U.S. dollar notional amount of forward and option contracts entered for these purposes during fiscal years 2024, 2023, and 2022 was as follows:

	Fiscal Year Ended March 31,
(in millions)	2024	2023	2022
Tobacco purchases	$30.3	$47.1	$134.7
Processing costs	4.9	9.7	32.5
Crop input sales	30.1	35.2	65.3
Total	$65.3	$92.0	$232.5
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
The table below presents the expected timing of when the remaining accumulated other comprehensive gains and losses as of March 31, 2024 for cash flows hedges of tobacco purchases and crop input sales will be recognized in earnings.

Hedging Program	Crop Year	Geographic Location(s)	Fiscal Year Earnings
Tobacco purchases	2023	Brazil	2025
Crop input sales	2025	Brazil	2026
Crop input sales	2024	Brazil	2025
Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable VAT, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at March 31, 2024 and 2023, were approximately $20.9 million and $42.8 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Financial Instruments on the Consolidated Statements of Income
The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the fiscal years ended March 31, 2024, 2023, and 2022.

	Fiscal Year Ended March 31,
	2024	2023	2022
Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$15,375	$9,804	$15,651
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$5,592	$(66)	$(8,907)
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$5,397	$1,570	$1,061
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$2,088	$5,274	$13,879
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$7,996	$4,469	$5,426
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$1,138	$(520)	$2,040
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco and sales of crop inputs in Brazil and Africa

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(3,484)	$(4,811)	$16,732
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
For the outstanding interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.
For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases in Brazil and Africa, as well as the crop input sales in Brazil, a net hedge loss of approximately $0.1 million remained in accumulated other comprehensive loss at March 31, 2024. That balance reflects gains and losses on contracts related to the 2023 Brazil crops and the 2025 and 2024 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through March 31, 2024. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at March 31, 2024 and 2023:

	Derivatives in a Fair Value Asset Position			Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of March 31,		Balance Sheet Location	Fair Value as of March 31,
		2024	2023		2024	2023
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$6,706	$—	Other long-term liabilities	$—	$3,077

Forward foreign currency exchange contracts	Other current assets	77	7,102	Accounts payable and accrued expenses	9	890
Total		$6,783	$7,102		$9	$3,967

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$245	$1,320	Accounts payable and accrued expenses	$12	$435
Total		$245	$1,320		$12	$435
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
Recurring Fair Value Measurements
At March 31, 2024 and 2023, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	March 31, 2024
		Fair Value Hierarchy
	NAV	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$145	$—	$—	$—	$145
Trading securities associated with deferred compensation plans	—	12,409	—	—	12,409
Interest rate swap agreements	—	—	6,706	—	6,706
Forward foreign currency exchange contracts	—	—	322	—	322
Total financial assets measured and reported at fair value	$145	$12,409	$7,028	$—	$19,582

Liabilities
Forward foreign currency exchange contracts	$—	$—	$21	$—	$21
Total financial liabilities measured and reported at fair value	$—	$—	$21	$—	$21

	March 31, 2023
		Fair Value Hierarchy
	NAV	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$400	$—	$—	$—	$400
Trading securities associated with deferred compensation plans	—	11,698	—	—	11,698
Forward foreign currency exchange contracts	—	—	8,422	—	8,422
Total financial assets measured and reported at fair value	$400	$11,698	$8,422	$—	$20,520

Liabilities
Interest rate swap agreements	$—	$—	$3,077	$—	$3,077
Forward foreign currency exchange contracts	—	—	1,325	—	1,325
Total financial liabilities measured and reported at fair value	$—	$—	$4,402	$—	$4,402
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
Long-term Debt
The following table summarizes the fair and carrying value of the Company’s long-term debt, including the current portion at each of the balance sheet dates March 31, 2024 and 2023:

	Fiscal Year Ended March 31,
(in millions of dollars)	2024	2023
Fair market value of long term obligations	$618	$621
Carrying value of long term obligations	$620	$620
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
NOTE 13.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
Defined Benefit Plans
Description of Plans
 The Company sponsors several defined benefit pension plans covering salaried and certain hourly employees in the U.S., as well as certain foreign and other employee groups. These plans provide retirement benefits based primarily on employee compensation and years of service. Plan assets consist primarily of equity and fixed income investments. The Company also sponsors defined benefit plans that provide postretirement health and life insurance benefits for eligible U.S. employees and

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
retirees who have attained specific age and service levels, although postretirement life insurance benefits were discontinued in fiscal year 2015 for all employees who were not already retired. The health benefits are funded by the Company as the costs of those benefits are incurred. The plan design includes cost-sharing features such as deductibles and coinsurance. The life insurance benefits are funded with deposits to a reserve account held by an insurance company. The Company has the right to amend or discontinue its pension and other postretirement benefit plans at any time.
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
Actuarial Assumptions
Assumptions used for financial reporting purposes to compute net periodic benefit cost and benefit obligations for the Company's primary defined benefit plans were as follows:

	Pension Benefits			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Discount rates:
Benefit cost for plan year	5.00%	3.70%	3.30%	4.90%	3.60%	2.90%
Benefit obligation at end of plan year	5.27%	5.00%	3.70%	5.17%	4.90%	3.60%
Expected long-term return on plan assets:
Benefit cost for plan year	6.50%	5.50%	5.50%	3.00%	3.00%	3.00%
Salary scale:
Benefit cost for plan year	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Benefit obligation at end of plan year	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Healthcare cost trend rate	N/A	N/A	N/A	6.97%	6.97%	6.17%
Changes in the discount rates in the above table reflect prevailing market interest rates at the end of each fiscal year when the benefit obligations are actuarially measured. The expected long-term return on plan assets is developed from financial models used to project future returns on the underlying assets of the funded plans and is reviewed on an annual basis. The healthcare cost trend rate used by the Company is based on a study of medical cost inflation rates that is reviewed and updated annually for continued applicability. The trend assumption of 6.97% in 2024 declines gradually to 4.44% in 2032. The Company has caps in place on postretirement medical benefits that limit its cost for a large segment of the retiree population. As a result, changes to the healthcare cost trend rate have a limited impact on the postretirement medical plan liability and expense.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Benefit Obligations, Plan Assets, and Funded Status
The following table reflects the changes in benefit obligations and plan assets in fiscal years 2024 and 2023, as well as the funded status of the plans at March 31, 2024 and 2023:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2024	2023	2024	2023
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$231,685	$235,540
Projected benefit obligation	237,626	241,399	$20,077	$20,716

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$241,399	$277,050	$20,716	$24,957
Service cost	5,214	6,172	239	115
Interest cost	11,566	9,670	1,049	944
Effect of discount rate change	(5,147)	(31,621)	(255)	(1,906)
Foreign currency exchange rate changes	(298)	(543)	30	(145)
Other	2,197	(2,120)	589	(659)
Benefit payments	(17,305)	(17,209)	(2,291)	(2,590)
Projected benefit obligation, end of year	$237,626	$241,399	$20,077	$20,716

Change in plan assets:
Plan assets at fair value, beginning of year	$221,953	$256,013	$2,257	$2,706
Actual return on plan assets	11,666	(20,613)	174	73
Employer contributions	4,257	4,038	1,794	2,068
Foreign currency exchange rate changes	(235)	(276)	—	—
Benefit payments	(17,305)	(17,209)	(2,291)	(2,590)
Plan assets at fair value, end of year	$220,336	$221,953	$1,934	$2,257

Funded status:
Funded status of the plans, end of year	$(17,290)	$(19,446)	$(18,143)	$(18,459)
The Company funds its non-regulated U.S. pension plan, one of its foreign pension plans, and its postretirement medical plans on a pay-as-you-go basis as the benefit payments are incurred. The unfunded PBO for those pension plans and postretirement benefit plans was $27.9 million and $16.6 million, respectively, at March 31, 2024.
The funded status of the Company’s plans at the end of fiscal years 2024 and 2023 was reported in the consolidated balance sheets as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2024	2023	2024	2023
Noncurrent assets (included in Pension asset)	$11,857	$9,984	$—	$—
Current liability (included in Accrued expenses and other current liabilities)	(2,344)	(3,352)	(1,695)	(1,768)
Noncurrent liability (reported as Pensions and other postretirement benefits)	(26,803)	(26,078)	(16,448)	(16,691)
Amounts recognized in the consolidated balance sheets	$(17,290)	$(19,446)	$(18,143)	$(18,459)

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Additional information on the funded status of the Company’s plans as of the respective measurement dates for the fiscal years ended March 31, 2024 and 2023, is as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2024	2023	2024	2023
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation (PBO)	$36,842	$29,430	$20,078	$20,716
Aggregate fair value of plan assets	—	—	1,934	2,257
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation (ABO)	35,640	28,487	N/A	N/A
Aggregate fair value of plan assets	—	—	N/A	N/A
Net Periodic Benefit Cost
The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2024	2023	2022	2024	2023	2022
Components of net periodic benefit cost:
Service cost	$5,214	$6,172	$6,674	$239	$115	$170
Interest cost	11,566	9,670	8,754	1,049	944	950
Expected return on plan assets	(15,504)	(13,630)	(13,562)	(63)	(76)	(86)
Net amortization and deferral	659	2,038	1,679	(791)	(737)	(422)
Net periodic benefit cost	$1,935	$4,250	$3,545	$434	$246	$612
A one-percentage-point increase or decrease in the assumed healthcare cost trend rate would not result in a significant change to the March 31, 2024 APBO or the aggregate service and interest cost components of the net periodic postretirement benefit expense for fiscal year 2025.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Amounts Included in Accumulated Other Comprehensive Loss
Amounts included in accumulated other comprehensive loss at the beginning of the year are amortized as a component of net periodic benefit cost during the year. The amounts recognized in other comprehensive income or loss for fiscal years 2024 and 2023 and the amounts included in accumulated other comprehensive loss at the end of those fiscal years are shown below. All amounts shown are before allocated income taxes.

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2024	2023	2024	2023
Change in net actuarial loss (gain):
Net actuarial loss (gain), beginning of year	$64,114	$67,280	$(8,332)	$(6,681)
Losses (gains) arising during the year	107	(98)	377	(2,223)
Amortization included in net periodic benefit cost during the year	(793)	(3,068)	786	572
Net actuarial loss (gain), end of year	63,428	64,114	(7,169)	(8,332)

Change in prior service cost (benefit):
Prior service cost (benefit), beginning of year	(457)	(1,487)	(36)	(201)
Prior service cost (benefit) arising during the year	692	—	—	—
Amortization included in net periodic benefit cost during the year	134	1,030	5	165
Prior service cost (benefit), end of year	369	(457)	(31)	(36)

Total amounts in accumulated other comprehensive loss at end of year, before income taxes	$63,797	$63,657	$(7,200)	$(8,368)
Amounts in the above table reflect the Company and its consolidated subsidiaries. The accumulated other comprehensive loss reported in the consolidated balance sheets also includes pension and other postretirement benefit amounts related to ownership interests in unconsolidated affiliates.
The Company expects to recognize approximately $0.2 million of the March 31, 2024 net actuarial loss and $0.1 million of the March 31, 2024 prior service benefit in net periodic benefit cost during fiscal year 2025.
Allocation of Pension Plan Assets
The Company has established, and periodically adjusts, target asset allocations for its investments in its U.S. ERISA-regulated defined benefit pension plan, which represents 97% of consolidated plan assets and 84% of consolidated PBO at March 31, 2024, to balance the needs of liquidity, total return, and risk control. The assets are required to be diversified across asset classes and investment styles to achieve that balance. During the year, the asset allocation is reviewed for adherence to the target policy and rebalanced to the targeted weights. The Company reviews the expected long-term returns of the asset allocation each year to help determine whether changes are needed. The return is evaluated on a weighted-average basis in relation to inflation. The assumed long-term rate of return used to calculate annual benefit expense is based on the asset allocation and expected market returns for the respective asset classes.
The weighted–average target pension asset allocation and target ranges at the March 31, 2024 measurement date and the actual asset allocations at the March 31, 2024 and 2023 measurement dates by major asset category were as follows:

					Actual Allocation
	Target Allocation				March 31,
Major Asset Category		Range			2024	2023
Equity securities	29.0%	19%	-	39%	26.7%	27.5%
Fixed income securities (1)	66.0%	56%	-	76%	67.3%	66.0%
Alternative investments	5.0%	0%	-	10%	6.0%	6.5%
Total	100.0%				100.0%	100.0%
(1)Actual amounts include high yield securities and cash balances held for the payment of benefits.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Universal makes regular contributions to its pension and other postretirement benefit plans. As previously noted, for postretirement health benefits, contributions reflect funding of those benefits as they are incurred. The Company expects to make no contributions to its ERISA regulated defined benefit pension plan and $4.1 million to its non-ERISA regulated pension plans in fiscal year 2025.
Estimated future benefit payments to be made from the Company’s plans are as follows:

	Pension Benefits	Other Postretirement Benefits
Fiscal Year
2025	$17,126	$2,100
2026	18,141	1,929
2027	23,644	1,856
2028	19,017	1,774
2029	17,345	1,681
2030 - 2033	85,512	7,729
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
Fair values of the assets of the Company’s pension plans as of March 31, 2024 and 2023, classified based on how their values were determined under the fair value hierarchy are as follows:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Equity securities	$56,243	$—	$—	$56,243
Fixed income securities (1)	143,740	—	7,695	151,435
Alternative investments	—	—	12,658	12,658
Total investments	$199,983	$—	$20,353	$220,336

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Equity securities	$58,745	$—	$—	$58,745
Fixed income securities (1)	142,335	—	6,917	149,252
Alternative investments	—	—	13,956	13,956
Total investments	$201,080	$—	$20,873	$221,953
(1)Includes high yield securities and cash and cash equivalent balances.
Other Benefit Plans
Universal and several subsidiaries offer employer defined contribution savings plans. Amounts charged to expense for these plans were approximately $4.3 million for fiscal year 2024, $3.4 million for fiscal year 2023, and $3.0 million for fiscal year 2022.
NOTE 14.   COMMON AND PREFERRED STOCK
Common Stock
At March 31, 2024, the Company’s shareholders had authorized 100,000,000 shares of its common stock, and 24,573,408 shares were issued and outstanding. Holders of the common stock are entitled to one vote for each share held on all matters requiring a vote. Holders of the common stock are also entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. The Board of Directors customarily declares and pays regular quarterly dividends on the outstanding common shares; however, such dividends are at the Board’s full discretion, and there is no obligation to continue them.
Preferred Stock
The Company is also authorized to issue up to 5,000,000 shares of preferred stock. No preferred stock was outstanding at March 31, 2024.
Share Repurchase Programs
Universal’s Board of Directors has authorized programs to repurchase outstanding shares of the Company’s capital stock (common and preferred stock). Under these programs, the Company has made and may continue to make share repurchases from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Programs have been in place continuously throughout fiscal years 2022 through 2024. The current program, which replaced an expiring program, was authorized and became effective on November 3, 2022. It authorizes the purchase of up to $100 million of the Company's outstanding common stock and expires on the earlier of November 15, 2024, or when the funds authorized for the program have been exhausted. At March 31, 2024, $95 million of the authorization remained available for share repurchases under the current program.
Repurchases of common stock under the programs for fiscal years 2024, 2023, and 2022 were as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Number of shares repurchased	100,000	66,124	58,264
Cost of shares repurchased (in thousands of dollars)	$4,744	$3,448	$3,053
Weighted-average cost per share	$47.44	$52.12	$52.41
NOTE 15.   EXECUTIVE STOCK PLANS AND STOCK-BASED COMPENSATION
Executive Stock Plans
The Company’s shareholders have approved executive stock plans under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. Currently, grants are outstanding under the 1997 Executive Stock Plan, the 2002 Executive Stock Plan, the 2007 Stock Incentive Plan, the 2017 Stock Incentive Plan, and the 2023 Stock Incentive Plan. Together, these plans are referred to in this disclosure as the “Plans.” Up to 1,250,000 shares may be issued under the 2023 Stock Incentive Plan, with no specific share limit for any of the award types. New awards may no longer be issued under the 1997, 2002, 2007, and 2017 Plans.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
RSUs awarded prior to fiscal year 2022 vest 5 years after the grant date and those awarded after fiscal year 2022 vest 3 years after the grant date. After vesting RSUs are paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same vesting date as the original RSU grant. The PSUs vest 3 years from the grant date, are paid out in shares of common stock at the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSU grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. RSUs awarded to outside directors vest 1 year after the grant date. Additionally, restricted stock vests upon the individual’s retirement from service as a director.
RSUs, Restricted Stock, and PSUs
The following table summarizes the Company’s RSU, restricted stock, and PSU activity for fiscal years 2022 through 2024:

	RSUs		Restricted Stock		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Fiscal Year Ended March 31, 2022:
Unvested at beginning of year	342,468	$55.44	11,600	$41.86	161,147	$46.20
Granted	93,564	56.18	—	—	48,650	47.95
Vested	(86,488)	54.33	—	—	(50,242)	57.12
Forfeited	—	—	—	—	(1,555)	57.12
Unvested at end of year	349,544	55.86	11,600	41.86	158,000	43.16

Fiscal Year Ended March 31, 2023:
Granted	100,105	60.89	—	—	48,315	54.46
Vested	(67,239)	62.39	—	—	(37,040)	50.16
Forfeited	—	—	—	—	(9,260)	50.16
Unvested at end of year	382,410	56.03	11,600	41.86	160,015	44.55

Fiscal Year Ended March 31, 2024:
Granted	117,103	51.90	—	—	65,645	43.01
Vested	(109,877)	61.75	—	—	(73,963)	34.45
Forfeited	—	—	—	—	(467)	34.33
Unvested at end of year	389,636	$53.18	11,600	$41.86	151,230	$48.22
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
Stock-Based Compensation Expense
Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
grant. For the fiscal years ended March 31, 2024, 2023, and 2022, total stock-based compensation expense and the related income tax benefit recognized were as follows:

	Fiscal Year Ended March 31,
	2024	2023	2022
Total stock-based compensation expense	$12,063	$8,419	$6,186
Income tax benefit recorded on stock-based compensation expense	$2,713	$1,899	$1,389
At March 31, 2024, the Company had $1.7 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 0.6 years.
NOTE 16.   COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS
Commitments
The Company enters into contracts to purchase tobacco from farmers in a number of the countries where it operates. Contracts in most countries cover one annual growing season. Primarily with the farmer contracts in Brazil, Malawi, Mozambique, the Philippines, Guatemala, and Mexico, the Company provides seasonal financing to support the farmers’ production of their crops. At March 31, 2024, the Company had contracts to purchase approximately $642 million of tobacco to be delivered during the coming fiscal year and $189 million of tobacco to be delivered in subsequent years. These amounts are estimates since actual quantities purchased will depend on crop yields, and prices will depend on the quality of the tobacco delivered and other market factors. Tobacco purchase obligations have been partially funded by short-term advances to farmers and other suppliers, which totaled approximately $139 million, net of allowances, at March 31, 2024. The Company withholds payments due to farmers on delivery of the tobacco to satisfy repayment of the financing it provided to the farmers. In addition to its contractual obligations to purchase tobacco, the Company had commitments related to agricultural materials, approved capital expenditures, and various other requirements that approximated $102 million at March 31, 2024.
Other Contingent Liabilities
Other Contingent Liabilities (Letters of credit)
The Company had other contingent liabilities totaling approximately $0.5 million at March 31, 2024, primarily under outstanding letters of credit.
Value-Added Tax Assessments in Brazil
As discussed in Note 1, the Company's local operating subsidiaries pay significant amounts of VAT in connection with their normal operations. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company's operating subsidiary there pays VAT when tobaccos grown in the states of Santa Catarina and Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary received assessments for additional VAT plus interest and penalties from the tax authorities for the states of Santa Catarina and Parana based on audits of the subsidiary's VAT filings for specified periods.
In June 2011, tax authorities for the state of Santa Catarina issued assessments for tax, interest, and penalties for periods from 2006 through 2009 totaling approximately $14 million. In September 2014, tax authorities for the state of Santa Catarina issued a reduced assessment for tax, interest, and penalties for periods from 2009 through 2014. The subsidiary contested the assessment through a variety of judicial hearings. In March 2024, the subsidiary elected to participate in a voluntary state government sponsored program that significantly reduced the assessed penalties and interest. The subsidiary's participation in the program resulted in the matter being settled for $5 million and eliminates any further litigation regarding the matter.
In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $11 million. These amounts are based on the exchange rate for the Brazilian currency at March 31, 2024. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for the state of Parana in determining all or significant portions of this assessment and that various defenses support the subsidiary's position. Management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary's tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods. The new assessment totaled approximately $3 million at the March 31, 2024 exchange rate, reflecting a substantial reduction from the original $11 million assessment. Notwithstanding the reduction, management and outside counsel continue to believe that the new

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $3 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2024.
The process for reaching a final resolution to the Parana assessment is expected to be lengthy, and management is not currently able to predict when the case will be concluded. Should the subsidiary ultimately be required to pay any tax, interest, or penalties, the portion paid for tax would generate VAT credits that the subsidiary may be able to recover.
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
The Tobacco Operations segment activities involve contracting, procuring, processing, packing, storing, and shipping leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world. Through various operating subsidiaries located in tobacco-growing countries around the world and significant ownership interests in unconsolidated affiliates, the Company processes and/or sells flue-cured and burley tobaccos, dark air-cured tobaccos, and oriental tobaccos. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, pipe tobacco, and smokeless tobacco products. Some of these tobacco types are also increasingly used in the manufacture of next generation tobacco products that are intended to provide consumers with an alternative to traditional combustible products. The Tobacco Operations segment also provides physical and chemical product testing for tobacco customers. A substantial portion of the Company’s Tobacco Operations' revenues are derived from sales to a limited number of large, multinational cigarette and cigar manufacturers.
The Ingredients Operations segment provides its customers with a broad variety of plant-based ingredients for both human and pet consumption. The Ingredients Operations segment utilizes a variety of value-added manufacturing processes converting raw materials into a wide spectrum of fruit and vegetable juices, concentrates, dehydrated products, botanical extracts, and flavorings. Customers for the Ingredients Operations segment include large multinational food and beverage companies, smaller independent manufacturers, and retail organizations. FruitSmart, Silva, and Shank's are the primary operations for the Ingredients Operations segment. FruitSmart supplies a broad set of juices, concentrates, pomaces, purees, fruit fibers, seeds, seed powders, and other value-added products to food, beverage, and flavor companies throughout the United States and internationally. Silva procures dehydrated vegetables, fruits, and herbs from around the world and specializes in processing natural materials into custom designed dehydrated vegetable and fruit-based ingredients for a variety of end products. Shank's offers a diversified portfolio of botanical extracts, distillates, natural flavors, and color for industrial and private label customers worldwide, and is known for their significant vanilla expertise. Shank's is also equipped to offer customers custom bottling and packaging for their products.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Reportable segment data as of, or for, the fiscal years ended March 31, 2024, 2023, and 2022, is as follows:

	Sales and Other Operating Revenues			Operating Income
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2024	2023	2022	2024	2023	2022
Tobacco Operations	$2,438,775	$2,258,260	$1,835,790	$222,352	$172,889	$157,754
Ingredients Operations	309,798	311,564	267,811	3,936	10,566	16,581
Subtotal	2,748,573	2,569,824	2,103,601	226,288	183,455	174,335
Deduct: Equity in pretax earnings of unconsolidated affiliates (1)				(756)	(2,383)	(6,095)
Restructuring and impairment costs (2)				(3,523)	—	(10,457)
Add: Other income (3)				—	—	2,532
Consolidated total	$2,748,573	$2,569,824	$2,103,601	$222,009	$181,072	$160,315

	Segment Assets			Accounts Receivable, net
	March 31,			March 31,
	2024	2023	2022	2024	2023	2022
Tobacco Operations	$2,451,895	$2,164,600	$2,109,845	$472,357	$350,014	$336,638
Ingredients Operations	485,344	474,582	476,500	52,905	52,059	48,799
Consolidated total	$2,937,239	$2,639,182	$2,586,345	$525,262	$402,073	$385,437

	Goodwill, net			Intangibles, net
	March 31,			Fiscal Year Ended March 31,
	2024	2023	2022	2024	2023	2022
Tobacco Operations	$97,801	$97,854	$97,930	$62	$34	$57
Ingredients Operations	116,068	116,068	116,068	68,821	80,067	92,514
Consolidated total	$213,869	$213,922	$213,998	$68,883	$80,101	$92,571

	Capital Expenditures			Depreciation and Amortization
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2024	2023	2022	2024	2023	2022
Tobacco Operations	$35,173	$38,084	$34,237	$40,267	$38,650	$36,272
Ingredients Operations	30,840	16,590	18,966	18,059	18,650	16,249
Consolidated total	$66,013	$54,674	$53,203	$58,326	$57,300	$52,521
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Geographic data as of, or for, the fiscal years ended March 31, 2024, 2023, and 2022, is presented below. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment. Long-lived assets generally consist of net property, plant, and equipment, goodwill, and other intangibles.

Geographic Data	Sales and Other Operating Revenues
	Fiscal Year Ended March 31,
	2024	2023	2022
Belgium	$552,208	$395,616	$283,072
United States	547,923	530,467	495,322
China	219,979	204,139	97,826
Philippines	133,656	149,867	147,876
Indonesia	117,019	45,089	41,738
Poland	97,723	119,629	90,270
Germany	95,350	108,844	93,057
Netherlands	42,492	51,843	45,297
Mexico	26,438	51,847	29,514
France	16,669	64,563	39,307
All other countries	899,116	847,920	740,322
Consolidated total	$2,748,573	$2,569,824	$2,103,601

	Long-Lived Assets
	March 31,
(in thousands)	2024	2023	2022
United States	$355,905	$343,470	$344,276
Brazil	139,642	134,232	136,653
Mozambique	35,845	38,979	40,228
All other countries	117,240	128,504	130,530
Consolidated total	$648,632	$645,185	$651,687

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the fiscal years ended March 31, 2024, 2023, and 2022:

	Fiscal Year Ended March 31,
	2024	2023	2022
Foreign currency translation:
Balance at beginning of year	$(44,233)	$(40,965)	$(35,135)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	(1,531)	(3,166)	(6,367)
Less: Net loss on foreign currency translation attributable to noncontrolling interests	949	(102)	537
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(582)	(3,268)	(5,830)
Balance at end of year	$(44,815)	$(44,233)	$(40,965)

Foreign currency hedge:
Balance at beginning of year	$4,899	$3,579	$(414)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $17, $(1,160) and $(2,199))	(187)	2,562	6,679
Reclassification of net (gain) loss to earnings (net of tax expense (benefit) of $1,718, $389, and $1,115)(1)	(5,328)	(1,242)	(2,686)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(5,515)	1,320	3,993
Balance at end of year	$(616)	$4,899	$3,579

Interest rate hedge:
Balance at beginning of year	$5,253	$(860)	$(19,480)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(4,035), $(2,583), and $(3,249))	11,340	7,220	12,402
Reclassification of net (gain) loss to earnings (net of tax expense (benefit) of $2,884, $396, and $(1,628))(2)	(8,105)	(1,107)	6,218
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	3,235	6,113	18,620
Balance at end of year	$8,488	$5,253	$(860)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(42,976)	$(46,065)	$(52,008)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) arising during the year (net of tax (expense) benefit of $149, $(370), and $(297)(3)	(430)	1,947	2,799
Amortization included in earnings (net of tax benefit of $339, $223, and $298)(4)	(1,236)	1,142	3,144
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(1,666)	3,089	5,943
Balance at end of year	$(44,642)	$(42,976)	$(46,065)

Total accumulated other comprehensive income (loss) at end of year	$(81,585)	$(77,057)	$(84,311)
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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Universal Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Universal Corporation (the Company) as of March 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 29, 2024 expressed an unqualified opinion thereon.
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
The Company’s short-term and long-term advances to tobacco suppliers totaled approximately $162 million as of March 31, 2024, and the allowances totaled $20 million. As discussed in Note 1 of the financial statements, the Company provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production. These advances are repaid through the delivery of tobacco to the Company. Management determined the allowance based on assumptions including the assessment of historical loss information and crop projections.
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

Allowance for Recoverable Value-Added Tax (“VAT”) Credits
Description of the Matter
The Company’s gross balance of recoverable value-added tax (“VAT”) credits totaled approximately $72 million as of March 31, 2024, and the related allowance totaled approximately $21 million. As discussed in Note 1 of the financial statements, in many foreign countries, the Company pays and receives a significant amount of VAT on purchases and sales of tobacco and tobacco related material. Items subject to a VAT vary from jurisdiction to jurisdiction as do the rates at which the tax is assessed. Some jurisdictions allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process may take an extended period of time and it is not uncommon for refund applications to be challenged or rejected. Some jurisdictions also permit companies to sell or transfer unused VAT credits to third parties in private transactions although the proceeds realized may be heavily discounted from the face value of the credits. Management applied judgment in calculating the valuation allowance to estimate the credits that are not expected to be recovered.
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
May 29, 2024

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,
on Internal Control Over Financial Reporting
To the Shareholders and the Board of Directors of Universal Corporation
Opinion on Internal Control over Financial Reporting
We have audited Universal Corporation’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Universal Corporation, (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated May 29, 2024 expressed an unqualified opinion thereon.
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
May 29, 2024

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
For the three years ended March 31, 2024, there were no changes in independent auditors, nor were there any disagreements between the Company and its independent auditors on any matter of accounting principles, practices, or financial disclosures.
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
As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2024.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the Company’s internal control over financial reporting as of March 31, 2024. Their report on this audit appears on page 90 of this Annual Report.
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
Item 9B. Other Information
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.   Directors, Executive Officers, and Corporate Governance
Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s 2024 Proxy Statement.

The following are executive officers of the Company as of May 29, 2024:

Name and Age	Position	Business Experience During Past The Five Years
G. C. Freeman, III (61)	Chairman, President, and Chief Executive Officer	Mr. Freeman was elected Chairman of the Board in August 2008, Chief Executive Officer effective April 2008, President in December 2006, and Vice President in November 2005. Mr. Freeman served as General Counsel and Secretary from February 2001 until November 2005 and has been employed with the Company since 1997.
A. L. Hentschke (54)	Senior Vice President and Chief Operating Officer	Mr. Hentschke was elected Senior Vice President and Chief Operating Officer in April 2015. From January 2013 to April 2015, he served as Executive Vice President of Universal Leaf Tobacco Company, Incorporated ("Universal Leaf"). From November 2009 to January 2013, Mr. Hentschke served as President and Chief Executive Officer of Universal Leaf Tabacos, Limitada, the Company's operating subsidiary in Brazil. He has been employed with the Company and its affiliates since 1991.
J. C. Kroner (56)	Senior Vice President and Chief Financial Officer	Mr. Kroner was elected Senior Vice President and Chief Financial Officer effective September 2018. Mr. Kroner was elected Senior Vice President in February 2018. He served as Senior Vice President of Universal Leaf from September 2014 to September 2018. He served as Vice President from October 2011 to September 2014. He has been employed with the Company since July 1993.
P. D. Wigner (55)	Senior Vice President	Mr. Wigner was elected Senior Vice President effective April 2024. He served as Vice President since August 2007, and General Counsel and Secretary since November 2005. He also served as Chief Compliance Officer from November 2007 until September 2012. Mr. Wigner served as Senior Counsel of Universal Leaf from November 2004 until November 2005. He has been employed with the Company since 2003.
C. H. Claiborne (63)	Vice President, General Counsel and Secretary	Mrs. Claiborne was elected as General Counsel and Secretary effective April 2024. She has served as Vice President and Assistant Secretary since February 2018. From October 2004 to February 2018, Mrs. Claiborne served as Vice President, Associate General Counsel, and Secretary of Universal Leaf. She has been employed with the Company since December 1999.
J. Patrick O’Keefe (55)	Vice President, Ingredients	Mr. O’Keefe was elected Vice President, Ingredients effective May 23, 2023. Mr. O’Keefe is also Senior Vice President of Universal Global Ventures, Inc., a position he has held since April 1, 2020. Prior to joining the Company on April 1, 2020, Mr. O’Keefe was employed by Allen Flavors since July 2018, having served as their Chief Operating Officer, Americas from December 2018 until March 2020.
S. J. Bleicher (47)	Vice President and Controller	Mr. Bleicher was elected Vice President and Controller in June 2019. Mr. Bleicher joined the Company in August 2014 and served as Assistant Controller through May 2019.
M. Starke (48)	Senior Vice President	Mr. Starke was elected Senior Vice President and Sales Director effective July 2023. He has served as Senior Vice President since 2017, as Vice President from January 2012 until February 2017, and Assistant Vice President from October 2007 until January 2012. Mr. Starke joined the Company in 1999.
S. S. Diel (52)	Vice President, Business Development	Mr. Diel was elected Vice President, Business Development in May 2018. Mr. Diel joined the Company in May 2018.
There are no family relationships between any of the above officers.

The Company has a Code of Conduct that includes the NYSE requirements for a “Code of Business Conduct and Ethics” and the SEC requirements for a “Code of Ethics for Senior Financial Officers.” The Code of Conduct is applicable to all officers, employees, and outside directors of the Company, including the principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Conduct is available through the “Investors-Governance” section of the Company’s website at www.universalcorp.com. If the Company amends a provision of the Code of Conduct, or grants a waiver from any such provision to a director or executive officer, the Company will disclose such amendments and the details of such waivers on the Company’s website www.universalcorp.com to the extent required by the SEC or the NYSE.
Other than the matters set forth above, the information required by Item 401 of Regulation S-K is contained under the caption “Proposal One - Election of Directors” of the Company’s 2024 Proxy Statement and such information is incorporated by reference herein.
The information required by Item 405 of Regulation S-K is contained under the caption “Stock Ownership—Delinquent Section 16(a) Reports” of the Company’s 2024 Proxy Statement and such information is incorporated herein.
The information required by Item 406, Items 407(c)(3), (d)(4) and (d)(5), and Item 408(b) of Regulation S-K is contained under the captions “Corporate Governance and Committees—Committees of the Board—Nominating and Corporate Governance Committee,” “Corporate Governance and Committees—Committees of the Board—Audit Committee” of the Company’s 2024 Proxy Statement and such information is incorporated by reference herein.
The information required by Item 408(b) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Insider Trading Policy” of the Company’s 2024 Proxy Statement and such information is incorporated by reference herein.
Item 11.   Executive Compensation
Refer to the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Report of the Compensation Committee,” “Compensation Committee Interlocks and Inside Participation” and “Directors’ Compensation” in the Company’s 2024 Proxy Statement, which information is incorporated herein by reference.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Refer to the caption “Stock Ownership” and "Equity Compensation Information" in the Company’s 2024 Proxy Statement, which information is incorporated herein by reference.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
Refer to the caption “Certain Transactions” in the Company’s 2024 Proxy Statement, which information is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Director Independence” of the Company’s 2024 Proxy Statement and such information is incorporated by reference herein.
Item 14.   Principal Accounting Fees and Services
Refer to the captions “Audit Information – Fees of Independent Registered Public Accounting Firm” and “Audit Information – Pre-Approval Policies and Procedures” in the Company’s 2024 Proxy Statement, which information is incorporated herein by reference.

PART IV
Item 15.   Exhibits, Financial Statement Schedules
(a)    The following are filed as part of this Annual Report:
1.Financial Statements.
Consolidated Statements of Income for the Fiscal Years Ended March 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended March 31, 2024, 2023, and 2022
Consolidated Balance Sheets at March 31, 2024 and 2023
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2024, 2023, and 2022
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 31, 2024, 2023, and 2022
Notes to Consolidated Financial Statements for the Fiscal Years Ended March 31, 2024, 2023, and 2022
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID 42)
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
Item 16.   Form 10-K Summary
None.

Schedule II - Valuation and Qualifying Accounts
Universal Corporation
Fiscal Years Ended March 31, 2024, 2023, and 2022

Description	Balance at Beginning of Year	Net Additions (Reversals) Charged to Expense	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Year
(in thousands of dollars)

Fiscal Year Ended March 31, 2022:
Allowance for doubtful accounts (deducted from accounts receivable)	$1,252	$1,004	$—	$(468)	$1,788

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	17,817	5,988	—	(4,833)	18,972

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	19,169	895	—	1,271	21,335

Fiscal Year Ended March 31, 2023:
Allowance for doubtful accounts (deducted from accounts receivable)	$1,788	$221	$—	$(397)	$1,612

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	18,972	10,584	—	(5,169)	24,387

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	21,335	376	—	(75)	21,636

Fiscal Year Ended March 31, 2024:
Allowance for doubtful accounts (deducted from accounts receivable)	$1,612	$1,608	$—	$(484)	$2,736

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	24,387	14,090	—	(18,834)	19,643

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	21,636	(276)	—	15	21,375

(1)     Includes direct write-offs of assets and currency remeasurement.

EXHIBIT INDEX

3.1
Amended and Restated Articles of Incorporation, effective August 9, 2011 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K Registration Statement filed August 9, 2011, File No. 001-00652).

3.2	Amended and Restated Bylaws, effective November 1,2023 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 2, 2023, File No. 001-00652).

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

10.1†
Form of Universal Leaf Tobacco Company, Incorporated Executive Life Insurance Agreement (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 001-00652).

10.2†	Universal Leaf Tobacco Company, Incorporated Deferred Income Plan (incorporated herein by reference to the Registrant’s Report on Form 8-K, dated February 8, 1991, File No. 001-00652).

10.3†	Universal Leaf Tobacco Company, Incorporated Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Report on Form 8-K, dated February 8, 1991, File No. 001-00652).

10.4†
Universal Leaf Tobacco Company, Incorporated 1994 Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 001-00652).

10.5†
Universal Leaf Tobacco Company, Incorporated 1996 Benefit Restoration Plan (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 001-00652).

10.6†
Universal Leaf Tobacco Company, Incorporated 1994 Deferred Income Plan, amended and restated as of July 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 001-00652).

10.7†
Universal Corporation Outside Directors’ Deferred Income Plan, restated as of October 1, 1998 (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 001-00652).

10.8†
Revised Form of Universal Corporation Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated June 9, 2010, File No. 001-00652).

10.9†	Universal Corporation Director’s Charitable Award Program (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998, File No. 001-00652).

10.10†
Universal Corporation 1997 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 001-00652).

10.11†
Universal Corporation 2002 Executive Stock Plan, as amended on August 7, 2003 (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, File No. 001-00652).

10.12†	Form of Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed November 10, 2008, File No. 001-00652).

10.13†
Universal Corporation 2007 Amended and Restated Stock Incentive Plan effective August 7, 2012 (incorporated herein by reference to Exhibit A to the Registrant’s definitive proxy statement filed June 28, 2012, File No. 001-00652).

10.14†
Amended and Restated Universal Corporation Executive Officer Annual Incentive Plan (incorporated herein by reference to the Registrant's definitive proxy statement filed July 24, 2019, File No. 001-00652).

10.15†	Universal Corporation 2017 Stock Incentive Plan (incorporated herein by reference to the Registrant's definitive proxy statement filed June 26, 2017 (File No. 001-00652).

10.16†	Universal Corporation 2023 Stock Incentive Plan (incorporated herein by reference to the Registrant's definitive proxy statement filed June 23, 2023 (File No. 001-00652).

10.17†
Form of Universal Corporation 2010 Restricted Stock Units Agreement with Schedule of Awards to named executive officers (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, File No. 001-00652).

10.18†
Universal Leaf Tobacco Company, Incorporated Deferred Income Plan III, amended and restated as of December 31, 2008 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2010, File No. 001-00652).

10.19†
Universal Corporation Outside Directors' Deferred Income Plan III, amended and restated as of December 31, 2008, and amended as of February 1, 2010 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2010, File No. 001-00652).

10.20†
Form of Universal Corporation 2011 Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2011, File No. 001-00652).

10.21†
Form of Universal Corporation Performance Share Award Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2011, File No. 001-00652).

10.22†	Executive change in control severance policy (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 001-00652)

10.23†
Form of Universal Corporation 2021 Performance Stock Units Award Agreement (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, File No. 001-00652).

10.24†
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

10.26
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

19.1	Universal Corporation Insider Trading Policy and Procedures*

21	Subsidiaries of the Registrant.*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

97.1	Universal Corporation Dodd-Frank Clawback Policy*

101	Interactive Data Files (submitted electronically herewith)*

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

* Filed herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIVERSAL CORPORATION
May 29, 2024
	By:	/s/ GEORGE C. FREEMAN, III
George C. Freeman, III Chairman, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GEORGE C. FREEMAN, III	Chairman, President, Chief Executive Officer, and Director	May 29, 2024
George C. Freeman, III	(Principal Executive Officer)

/s/ JOHAN C. KRONER	Senior Vice President and Chief Financial Officer	May 29, 2024
Johan C. Kroner	(Principal Financial Officer)

/s/ SCOTT J. BLEICHER	Vice President and Controller	May 29, 2024
Scott J. Bleicher	(Principal Accounting Officer)

/s/ DIANA F. CANTOR	Director	May 29, 2024
Diana F. Cantor

/s/ LENNART R. FREEMAN	Director	May 29, 2024
Lennart R. Freeman

/s/ THOMAS H. JOHNSON	Director	May 29, 2024
Thomas H. Johnson

/s/ MICHAEL T. LAWTON	Director	May 29, 2024
Michael T. Lawton

/s/ ARTHUR J. SCHICK, JR.	Director	May 29, 2024
Arthur J. Schick, Jr.

/s/ ROBERT C. SLEDD	Director	May 29, 2024
Robert C. Sledd

/s/ THOMAS H. TULLIDGE, JR.	Director	May 29, 2024
Thomas H. Tullidge, Jr.

/s/ JACQUELINE T. WILLIAMS	Director	May 29, 2024
Jacqueline T. Williams