Form 10-Q
period 2024-06-30
UNIVERSAL CORP /VA/
filed 2024-08-07
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2024, the total number of shares of common stock outstanding was 24,692,747.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended June 30,
	2024	2023
	(Unaudited)
Sales and other operating revenues	$597,050	$517,722
Costs and expenses
Cost of goods sold	501,129	431,210
Selling, general and administrative expenses	78,696	75,477
Operating income	17,225	11,035
Equity in pretax earnings (loss) of unconsolidated affiliates	140	(4,166)
Other non-operating income (expense)	464	725
Interest income	808	1,365
Interest expense	20,734	15,543
Income (loss) before income taxes and other items	(2,097)	(6,584)
Income taxes	727	(1,423)
Net income (loss)	(2,824)	(5,161)
Less: net loss (income) attributable to noncontrolling interests in subsidiaries	2,954	3,097
Net income (loss) attributable to Universal Corporation	$130	$(2,064)

Earnings per share:
Basic	$0.01	$(0.08)
Diluted	$0.01	$(0.08)

Weighted average common shares outstanding:
Basic	24,876,220	24,842,171
Diluted	25,066,106	24,842,171

Total comprehensive income (loss), net of income taxes	$(8,350)	$(795)
Less: comprehensive (income) loss attributable to noncontrolling interests	3,344	3,241
Comprehensive income (loss) attributable to Universal Corporation	$(5,006)	$2,446

Dividends declared per common share	$0.81	$0.80

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2024	2023	2024
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$101,700	$80,518	$55,593
Accounts receivable, net	435,941	375,564	525,262
Advances to suppliers, net	100,451	111,176	139,064
Accounts receivable—unconsolidated affiliates	60,991	73,286	5,385
Inventories—at lower of cost or net realizable value:
Tobacco	1,202,341	1,100,722	1,070,580
Other	187,743	198,730	193,518
Prepaid income taxes	23,576	21,640	19,484
Other current assets	85,712	93,153	93,655
Total current assets	2,198,455	2,054,789	2,102,541

Property, plant and equipment
Land	25,926	24,930	26,244
Buildings	326,988	312,014	323,969
Machinery and equipment	702,153	705,045	693,868
	1,055,067	1,041,989	1,044,081
Less accumulated depreciation	(680,011)	(685,042)	(678,201)
	375,056	356,947	365,880
Other assets
Operating lease right-of-use assets	30,582	36,890	32,510
Goodwill, net	213,810	213,893	213,869
Other intangibles, net	66,074	77,290	68,883
Investments in unconsolidated affiliates	75,531	73,466	76,289
Deferred income taxes	18,287	15,187	15,181
Pension asset	12,075	10,516	11,857
Other noncurrent assets	43,098	48,681	50,229
	459,457	475,923	468,818

Total assets	$3,032,968	$2,887,659	$2,937,239

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2024	2023	2024
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$581,087	$359,832	$417,217
Accounts payable	79,747	88,362	108,727
Accounts payable—unconsolidated affiliates	—	1,495	1,621
Customer advances and deposits	15,660	103,436	17,179
Accrued compensation	20,903	20,890	39,766
Income taxes payable	10,766	5,620	7,477
Current portion of operating lease liabilities	9,588	10,673	10,356
Accrued expenses and other current liabilities	128,305	127,564	109,015
Current portion of long-term debt	—	—	—
Total current liabilities	846,056	717,872	711,358

Long-term debt	617,502	616,948	617,364
Pensions and other postretirement benefits	43,386	42,725	43,251
Long-term operating lease liabilities	17,457	23,343	19,302
Other long-term liabilities	27,167	29,160	27,902
Deferred income taxes	37,901	44,432	39,139
Total liabilities	1,589,469	1,474,480	1,458,316

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,675,988 shares issued and outstanding at June 30, 2024 (24,636,600 at June 30, 2023 and 24,573,408 at March 31, 2024)	347,152	338,445	345,596
Retained earnings	1,153,026	1,114,822	1,173,196
Accumulated other comprehensive loss	(86,721)	(72,547)	(81,585)
Total Universal Corporation shareholders' equity	1,413,457	1,380,720	1,437,207
Noncontrolling interests in subsidiaries	30,042	32,459	41,716
Total shareholders' equity	1,443,499	1,413,179	1,478,923

Total liabilities and shareholders' equity	$3,032,968	$2,887,659	$2,937,239

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Three Months Ended June 30,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,824)	$(5,161)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	14,564	14,754
Net provision for losses (recoveries) on advances to suppliers	(751)	1,382
Inventory writedowns	4,371	2,327
Stock-based compensation expense	4,641	3,859
Foreign currency remeasurement (gain) loss, net	7,171	1,530
Foreign currency exchange contracts	(1,340)	7,803
Deferred income taxes	(3,983)	(2,406)
Equity in net loss (income) of unconsolidated affiliates, net of dividends	(154)	2,630
Restructuring payments	(253)	—
Other, net	644	5
Changes in operating assets and liabilities, net:
Accounts and notes receivable	78,524	23,457
Inventories	(135,456)	(263,171)
Other assets	8,510	4,240
Accounts payable	(28,706)	(1,110)
Accrued expenses and other current liabilities	(5,423)	7,833
Income taxes	(889)	(2,336)
Customer advances and deposits	(1,090)	100,473
Net cash provided (used) by operating activities	(62,444)	(103,891)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(22,749)	(17,960)
Proceeds from sale of property, plant and equipment	867	326
Net cash used by investing activities	(21,882)	(17,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	162,140	163,804
Dividends paid to noncontrolling interests	(8,330)	(4,164)
Dividends paid on common stock	(19,659)	(19,398)
Other	(3,397)	(2,893)
Net cash provided (used) by financing activities	130,754	137,349

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(321)	4
Net increase (decrease) in cash, restricted cash and cash equivalents	46,107	15,828
Cash, restricted cash and cash equivalents at beginning of year	55,593	64,690

Cash, restricted cash and cash equivalents at end of period	$101,700	$80,518

See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is a global business-to-business agri-products supplier to consumer product manufacturers. The Company is the leading global leaf tobacco supplier and provides high-quality plant-based ingredients to food and beverage end markets. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “2024 Annual Report on Form 10-K”).

Accounting Pronouncements to be Adopted in Future Years
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires additional disclosures about profitability measures utilized by the chief operating decision maker and significant segment expenses. ASU 2023-07 also requires all annual disclosures regarding profit or loss and assets to be included in interim disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods in fiscal years beginning after December 15, 2024, although early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its segment disclosures.
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional disclosures reconciling the rates of different categories of income tax (i.e. federal, state, foreign, etc.) and a disaggregation of taxes paid and refunded. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and for interim periods in fiscal years beginning after December 15, 2025, although early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its income tax disclosures.

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

Ingredients Sales
The Company has diversified operations through the acquisition of established companies that offer customers a wide range of both liquid and dehydrated fruit and vegetable ingredient products, flavors, and extracts. These operations procure raw materials from domestic and international growers and suppliers and through a variety of processing steps including sorting, cleaning, pressing, mixing, extracting, and blending to manufacture finished goods utilized in beverages and both human and pet food. The contracts for ingredients with customers create a performance obligation to transfer the manufactured finished goods to the customer. Transaction prices for the sale of ingredients are primarily based on negotiated fixed prices, but the Company does have a small number of cost-plus contracts with certain customers.. At the point in time that the customer obtains control over the finished product, which is typically aligned with physical shipment under the contractual terms with the customer, the Company completes its performance obligation and recognizes the revenue for the sale.

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

Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended June 30,
(in thousands of dollars)	2024	2023

Tobacco sales	$488,231	$415,356
Ingredients sales	80,694	70,658
Processing revenue	14,669	19,064
Other sales and revenue from contracts with customers	12,809	11,292
Total revenue from contracts with customers	596,403	516,370
Other operating sales and revenues	647	1,352
Consolidated sales and other operating revenues	$597,050	$517,722

    Other operating sales and revenues consists principally of interest on advances to suppliers and dividend payments from deconsolidated affiliates.

NOTE 3. OTHER CONTINGENT LIABILITIES AND OTHER MATTERS

Other Contingent Liabilities

Other Contingent Liabilities (Letters of credit)
The Company had other contingent liabilities totaling approximately $1 million at June 30, 2024, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary there pays VAT when tobaccos grown outside the state of Rio Grande do Sul are transferred to the factory for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the state of Parana based on audits of the subsidiary’s VAT filings for specified periods. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $10 million. Those amounts are based on the exchange rate for the Brazilian currency at June 30, 2024. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities in determining all or significant portions of this assessment and that various defenses support the subsidiary’s positions.
Management of the subsidiary and outside counsel challenged the full amount of the Parana assessment claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods, reflecting a substantial reduction from the original assessment. In fiscal year 2020, the Parana tax authorities acknowledged the statute of limitations related to claims prior to December 2010 had expired and reduced the assessment to $3 million (at the June 30, 2024 exchange rate). Notwithstanding the reduced assessment, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $3 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at June 30, 2024.
The process for reaching a final resolution to the assessment is expected to be lengthy, and management is not currently able to predict when the case will be concluded. Should the subsidiary ultimately be required to pay any tax, interest, or penalties in the case, the portion paid for tax would generate VAT credits that the subsidiary may be able to recover.
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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $120 million at June 30, 2024, $138 million at June 30, 2023, and $162 million at March 31, 2024. The related valuation allowances totaled $19 million at June 30, 2024, $26 million at June 30, 2023, and $20 million at March 31, 2024, and were estimated based on the Company’s historical loss information and crop projections. The allowances were decreased by net recoveries of $0.8 million in the three-month period ended June 30, 2024 and increased by net provisions of approximately $1.4 million in the three-month period ended June 30, 2023. These net recoveries and provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of VAT on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At June 30, 2024, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $68 million ($76 million at June 30, 2023, and $72 million at March 31, 2024), and the related valuation allowances totaled approximately $21 million ($22 million at June 30, 2023, and $21 million at March 31, 2024). The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

Shelf Registration and Stock Repurchase Plan

In November 2023, the Company filed an undenominated automatic universal shelf registration statement with the U.S. Securities and Exchange Commission to provide for the future issuance of an undefined amount of securities as determined by the Company and offered in one or more prospectus supplements prior to issuance.
A stock repurchase plan, which was authorized by the Company's Board of Directors, became effective and was publicly announced on November 2, 2022. This stock repurchase plan authorized the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions through November 15, 2024 or when funds for the program have been exhausted, subject to market conditions and other factors. The program had $95 million of remaining capacity for repurchases of common stock at June 30, 2024.

NOTE 4.   EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(in thousands, except share and per share data)	2024	2023

Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$130	$(2,064)

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	24,876,220	24,842,171

Basic earnings (loss) per share	$0.01	$(0.08)

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$130	$(2,064)

Denominator for diluted earnings (loss) per share:
Weighted average shares outstanding	24,876,220	24,842,171
Effect of dilutive securities
Employee and outside director share-based awards	189,886	—
Denominator for diluted earnings (loss) per share	25,066,106	24,842,171

Diluted earnings (loss) per share	$0.01	$(0.08)

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
Numerous countries in which Company operates have enacted or are in the process of enacting legislation to adopt a global minimum effective tax rate described in the Global Anti-Base Erosion framework rules, or Pillar Two, issued by the Organization for Economic Co-operation and Development (“OECD”). The Pillar Two legislation includes establishing a 15% global minimum tax rate on a country-by-country basis and is effective for the Company's fiscal year 2025. The Company performed an assessment of the potential impact on income taxes from enactment of the Pillar Two legislation. Based on the assessment, the Company does not anticipate a material impact to the consolidated financial statements from the Pillar Two legislation in fiscal year 2025.

Three months ended June 30, 2024
The Company's consolidated effective income tax rate for the three months ended June 30, 2024 was 34.7%.

Three months ended June 30, 2023
    The Company's consolidated effective income tax rate for the three months ended June 30, 2023 was a 21.6% benefit.

NOTE 6.   GOODWILL AND OTHER INTANGIBLES

The Company's changes in goodwill at June 30, 2024 and 2023 consisted of the following:

(in thousands of dollars)	Three Months Ended June 30,
	2024	2023
Balance at beginning of fiscal year	$213,869	$213,922
Foreign currency translation adjustment	(59)	(29)
Balance at end of period	$213,810	$213,893

The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at June 30, 2024 and 2023 and at March 31, 2024:

(in thousands, except useful life)				June 30, 2024
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(27,357)	$59,143
Trade names		5		11,100	(8,820)	2,280
Developed technology		13		9,300	(5,752)	3,548
Noncompetition agreements	4	—	5	4,000	(2,962)	1,038
Other		5		785	(720)	65
Total intangible assets				$111,685	$(45,611)	$66,074

				June 30, 2023
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(19,626)	$66,874
Trade names		5		11,100	(6,600)	4,500
Developed technology		13		9,300	(5,406)	3,894
Noncompetition agreements	4	—	5	4,000	(2,013)	1,987
Other		5		737	(702)	35
Total intangible assets				$111,637	$(34,347)	$77,290

				March 31, 2024
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(25,424)	$61,076
Trade names		5		11,100	(8,265)	2,835
Developed technology		13		9,300	(5,665)	3,635
Noncompetition agreements	4	—	5	4,000	(2,725)	1,275
Other		5		782	(720)	62
Total intangible assets				$111,682	$(42,799)	$68,883
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life, as noted above.

The Company's amortization expense for intangible assets for the three months ended June 30, 2024 and 2023 was:

(in thousands of dollars)	Three Months Ended June 30,
	2024	2023
Amortization Expense	$2,812	$2,827

Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated statements of income. The amortization expense for other intangible assets is recorded in selling, general, and administrative expenses in the consolidated statements of income.
As of June 30, 2024, the expected future amortization expense for intangible assets is as follows:

Fiscal Year (in thousands of dollars)
2025 (excluding the three months ended June 30, 2024)	$8,248
2026	9,269
2027	8,077
2028	8,077
2029 and thereafter	32,403
Total expected future amortization expense	$66,074

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
Cash Flow Hedging Strategy for Interest Rate Risk
In December 2022, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2022. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At June 30, 2024, the total notional amount of the interest rate swaps was $310 million, which corresponded to a portion of the aggregate outstanding balance of the term loans.
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
The aggregate U.S. dollar notional amount of forward and option contracts entered into for these purposes during the three-month periods in fiscal years 2025 and 2024 was as follows:

	Three Months Ended June 30,
(in millions of dollars)	2024	2023

Tobacco purchases	$97.0	$30.3
Processing costs	15.2	4.9
Total	$112.2	$35.2

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
The table below presents the expected timing of when the remaining accumulated other comprehensive gains and losses as of June 30, 2024 for cash flows hedges of tobacco purchases and crop input sales are expected to be recognized in earnings.

Hedging Program	Crop Year	Geographic Location(s)	Fiscal Year Earnings
Tobacco purchases	2023	Brazil	2025
Tobacco purchases	2025	Brazil	2026
Crop input sales	2024	Brazil	2025
Crop input sales	2025	Brazil	2026
Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at June 30, 2024 and 2023, and March 31, 2024, were approximately $75.4 million, $83.0 million, and $20.9 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.
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

	Three Months Ended June 30,
(in thousands of dollars)	2024	2023

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$2,623	$10,096
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$1,475	$1,209
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$689	$1,570
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(5,237)	$2,080
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$592	$806
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$1,910
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$1,763	$(2,486)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.
For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases and the crop input sales in Brazil, a net hedge loss of approximately $5.9 million remained in accumulated other comprehensive loss at June 30, 2024. That balance reflects gains and losses on contracts related to the 2025 and 2023 Brazil crops, and the 2025 and 2024 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through June 30, 2024. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at June 30, 2024 and 2023, and March 31, 2024:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		June 30, 2024	June 30, 2023	March 31, 2024		June 30, 2024	June 30, 2023	March 31, 2024

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$7,854	$5,810	$6,706	Other long-term liabilities	$—	$—	$—

Foreign currency exchange contracts	Other current assets	861	2,227	77	Accounts payable and accrued expenses	6,341	1,674	9
Total		$8,715	$8,037	$6,783		$6,341	$1,674	$9

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$2,268	$787	$245	Accounts payable and accrued expenses	$1,027	$2,841	$12
Total		$2,268	$787	$245		$1,027	$2,841	$12

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

Recurring Fair Value Measurements

At June 30, 2024 and 2023, and at March 31, 2024, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	June 30, 2024
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$148	$—	$—	$—	$148
Trading securities associated with deferred compensation plans	—	12,111	—	—	12,111
Interest rate swap agreements	—	—	7,854	—	7,854
Foreign currency exchange contracts	—	—	3,129	—	3,129
Total financial assets measured and reported at fair value	$148	$12,111	$10,983	$—	$23,242

Liabilities
Foreign currency exchange contracts	$—	$—	$7,368	$—	$7,368
Total financial liabilities measured and reported at fair value	$—	$—	$7,368	$—	$7,368

	June 30, 2023
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$566	$—	$—	$—	$566
Trading securities associated with deferred compensation plans	—	11,884	—	—	11,884
Interest rate swap agreements	—	—	5,810	—	5,810
Foreign currency exchange contracts	—	—	3,014	—	3,014
Total financial assets measured and reported at fair value	$566	$11,884	$8,824	$—	$21,274

Liabilities
Foreign currency exchange contracts	$—	$—	$4,515	$—	$4,515
Total financial liabilities measured and reported at fair value	$—	$—	$4,515	$—	$4,515

	March 31, 2024
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$145	$—	$—	$—	$145
Trading securities associated with deferred compensation plans	—	12,409	—	—	12,409
Interest rate swap agreements	—	—	6,706	—	6,706
Foreign currency exchange contracts	—	—	322	—	322
Total financial assets measured and reported at fair value	$145	$12,409	$7,028	$—	$19,582

Liabilities
Foreign currency exchange contracts	—	—	21	—	21
Total financial liabilities measured and reported at fair value	$—	$—	$21	$—	$21

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

Long-term Debt

The following table summarizes the fair and carrying value of the Company’s long-term debt, and if applicable any current portion, at each of the balance sheet dates June 30, 2024, and 2023 and March 31, 2024:

(in millions of dollars)	June 30, 2024	June 30, 2023	March 31, 2024
Fair market value of long term obligations	$619	$620	$618
Carrying value of long term obligations	$620	$620	$620
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
The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands of dollars)	2024	2023	2024	2023

Service cost	$1,322	$1,282	$24	$25
Interest cost	2,872	2,901	271	264
Expected return on plan assets	(3,607)	(3,888)	(14)	(16)
Net amortization and deferral	174	203	(160)	(189)
Net periodic benefit cost	$761	$498	$121	$84

During the three months ended June 30, 2024, the Company made contributions of approximately $0.2 million to its pension plans. Additional contributions of $2.5 million are expected during the remaining nine months of fiscal year 2025.

NOTE 10.   STOCK-BASED COMPENSATION

The Company's shareholders approved the Universal Corporation 2023 Stock Incentive Plan (“Plan”) under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”), stock appreciation rights, incentive stock options, and non-qualified stock options. The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly-scheduled meeting of the Compensation Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior year. The Compensation Committee administers the Company’s Plan consistently, following previously defined guidelines. In recent years, the Compensation Committee has awarded only grants of RSUs and PSUs. Awards of restricted stock, RSUs, and PSUs are currently outstanding.
RSUs awarded prior to fiscal year 2022 vest 5 years after the grant date and those awarded beginning with fiscal year 2022 vest 3 years after the grant date. After vesting RSUs are paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSUs vest at the end of a performance period of three years that begins with the year of the grant, are paid out in shares of common stock shortly after the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSU grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. The Company’s outside directors receive RSUs following the annual meeting of shareholders. RSUs awarded to outside directors vest 1 year after the grant date. Restricted shares vest upon the individual’s retirement from service as a director.

During the three-month periods ended June 30, 2024 and 2023, the Company issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Three Months Ended June 30,
	2024	2023

RSUs:
Number granted	74,950	71,750
Grant date fair value	$47.30	$52.02

PSUs:
Number granted	62,085	57,400
Grant date fair value	$38.23	$43.01

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. The Company accounts for forfeitures of stock-based awards as they occur. For the three-month periods ended June 30, 2024 and 2023, the Company recorded total stock-based compensation expense of approximately $4.6 million and $3.9 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $1.6 million during the remaining nine months of fiscal year 2025.

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

	Three Months Ended June 30,
(in thousands of dollars)	2024	2023

SALES AND OTHER OPERATING REVENUES
Tobacco Operations	$511,955	$443,908
Ingredients Operations	85,095	73,814
Consolidated sales and other operating revenues	$597,050	$517,722

OPERATING INCOME (LOSS)
Tobacco Operations	$14,454	$8,883
Ingredients Operations	2,911	(2,014)
Segment operating income	17,365	6,869
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (1)	(140)	4,166
Consolidated operating income	$17,225	$11,035

(1)Equity in pretax earnings (loss) of unconsolidated affiliates is included in segment operating income (Tobacco Operations), but is reported below consolidated operating income and excluded from that total in the consolidated statements of income and comprehensive income.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in thousands of dollars)	2024	2023
Foreign currency translation:
Balance at beginning of year	$(44,815)	$(44,233)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	(782)	(568)
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	390	144
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(392)	(424)
Balance at end of period	$(45,207)	$(44,657)

Foreign currency hedge:
Balance at beginning of year	$(616)	$4,899
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $1,209 and $(15))	(4,518)	91
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $137 and $188) (1)	(339)	(627)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(4,857)	(536)
Balance at end of period	$(5,473)	$4,363

Interest rate hedge:
Balance at beginning of year	$8,488	$5,253
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(691) and $(2,666))	1,932	7,431
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $570 and $734) (2)	(1,593)	(2,045)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	339	5,386
Balance at end of period	$8,827	$10,639

Pension and other postretirement benefit plans:
Balance at beginning of year	$(44,642)	$(42,976)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $(12) and $(14))(3)	(226)	84
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(226)	84
Balance at end of period	$(44,868)	$(42,892)

Total accumulated other comprehensive loss at end of period	$(86,721)	$(72,547)
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

NOTE 13. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of three-month period	$1,437,207	$41,716	$1,478,923	$1,397,088	$39,864	$1,436,952

Changes in common stock
Accrual of stock-based compensation	4,641	—	4,641	3,859	—	3,859
Withholding of shares from stock-based compensation for grantee income taxes	(3,397)	—	(3,397)	(2,963)	—	(2,963)
Dividend equivalents on RSUs	312	—	312	302	—	302

Changes in retained earnings
Net income (loss)	130	(2,954)	(2,824)	(2,064)	(3,097)	(5,161)
Cash dividends declared
Common stock	(19,988)	—	(19,988)	(19,710)	—	(19,710)
Dividend equivalents on RSUs	(312)	—	(312)	(302)	—	(302)

Other comprehensive income (loss)	(5,136)	(390)	(5,526)	4,510	(144)	4,366

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(8,330)	(8,330)	—	(4,164)	(4,164)
Balance at end of period	$1,413,457	$30,042	$1,443,499	$1,380,720	$32,459	$1,413,179

NOTE 14. SUBSEQUENT EVENT

In July 2024, management initiated a restructuring plan to consolidate our European sheet tobacco operations into our facility in the Netherlands. The plan involves the closure of the tobacco sheet operations in Germany in fiscal year 2025. We expect to recognize between a total of $10 million to $15 million of restructuring and impairment costs during fiscal years 2025 and 2026 as a result of the consolidation of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the terms “we,” “our,” “us” or “Universal” or the “Company” refer to Universal Corporation together with its subsidiaries. This Quarterly Report on Form 10-Q and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: success in pursuing strategic investments or acquisitions and integration of new businesses and the impact of these new businesses on future results; product purchased not meeting quality and quantity requirements; our reliance on a few large customers; our ability to maintain effective information systems and safeguard confidential information; anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services including increased transportation costs and delays attributed to global supply chain challenges; timing of shipments to customers; higher inflation rates; changes in market structure; government regulation and other stakeholder expectations; economic and political conditions in the countries in which we and our customers operate, including the ongoing impacts from international conflicts; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; impacts of regulation and litigation on our customers; industry-specific risks related to our plant-based ingredients businesses; exposure to certain regulatory and financial risks related to climate change; changes in estimates and assumptions underlying our critical accounting policies; the promulgation and adoption of new accounting standards; new government regulations and interpretation of existing standards and regulations; and general economic, political, market, and weather conditions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

Results of Operations

Amounts described as net income (loss) and earnings (loss) per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries. Any references to adjusted operating income (loss), adjusted net income (loss) attributable to Universal Corporation, adjusted diluted earnings (loss) per share, and the total for segment operating income (loss) are references to non-GAAP financial measures. These measures are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for operating income (loss), net income (loss) attributable to Universal Corporation, diluted earnings (loss) per share, cash from operating activities or any other operating or financial performance measure calculated in accordance with GAAP, and may not be comparable to similarly-titled measures reported by other companies. A reconciliation of adjusted operating income (loss) to consolidated operating (income), adjusted net income (loss) attributable to Universal Corporation to consolidated net income (loss) attributable to Universal Corporation and adjusted diluted earnings (loss) per share to diluted earnings (loss) per share are provided in Other Items below to the extent these non-GAAP financial measures are referenced. In addition, we have provided a reconciliation of the total for segment operating income (loss) to consolidated operating income (loss) in Note 11. "Operating Segments" to the consolidated financial statements. Management evaluates the consolidated Company and segment performance excluding certain significant charges or credits. We believe these non-GAAP financial measures, which exclude items that we believe are not indicative of our core operating results, can provide investors with important information that is useful in understanding our business results and trends.

Overview

Universal Corporation is off to a strong start for our fiscal year 2025. For the quarter ended June 30, 2024, revenue was $597.1 million, up by approximately 15% for both our Tobacco and Ingredients Operations segments, while operating income was $17.2 million, up $6.2 million, or 56%, compared to the same quarter last fiscal year.

Our revenue increase in the Tobacco Operations segment was driven by higher sales volumes and prices. Coming out of an exceptional fiscal year 2024, we benefited from continued strong demand from our tobacco customers. We believe this demand will continue to support solid results for the segment for fiscal year 2025. Our strategic decisions to accelerate tobacco crop purchasing allowed us to secure our contracted tobacco in certain dynamic markets, which has positioned us well to meet customer demand. As in previous fiscal years, we expect that tobacco shipment timing and related revenue recognition will be more heavily weighted towards the second half of our fiscal year 2025.

Our uncommitted tobacco inventory levels at June 30, 2024, remained low at about 13%, and we believe that global leaf tobacco remains in an undersupply position. Looking ahead, we expect that recent elevated green tobacco prices will incentivize farmers to increase planting for the next season, potentially leading to more balanced markets in the coming years. We work closely with our contract farmers to provide guidance and support to promote increased production.

During the quarter ended June 30, 2024, our Ingredients Operations segment also delivered improved performance primarily based on increased sales volumes. New product sales have increased across our ingredients platform, contributing to positive results. These increased sales, combined with general improvement in certain markets and recovery of demand for our core products, drove the 15% increase in sales revenue for the segment as compared to the same quarter last fiscal year.

Test runs and certifications of the processing lines for our Lancaster, Pennsylvania expansion project are progressing well, and the facility is on track to become fully operational in the second half of this fiscal year. Along with the expansion project, we continue to focus on our commercial and research and development teams to enhance the capabilities and specialized products we are able to offer Universal Ingredients’ customers. We continue to expect the project to meaningfully contribute to our Ingredients Operations segment results in fiscal year 2026.

As expected, our debt level remained elevated at June 30, 2024. As our committed tobacco inventories, which represented 87% of total tobacco inventories at June 30, 2024, are processed and delivered to customers, we anticipate working capital to unwind during fiscal year 2025.

Reducing our environmental impacts remains a key business goal for Universal. Setting scope 1, 2 and 3 greenhouse gas emissions targets with the Science Based Target initiative (SBTi) in 2021 and committing to publicly disclosing our progress towards meeting those targets by 2030 are some of the ways we demonstrate our commitment to sustainability. The credibility of our disclosures is contingent on the accuracy of our emissions data and the methods we use to calculate them. We are pleased to announce that we received independent third-party verification of our scope 1 and 2 emissions data, as well as our scope 3 emissions data associated with tobacco purchased through our supply chain, and the methods we use to calculate our emissions. These important milestones reinforce our dedication to the public and transparent disclosure of our progress towards our goals, and the importance of sustainability to Universal.

For over 100 years, Universal has successfully managed our business and generated strong cash flows over time under a wide range of market conditions. We continue to leverage our global footprint to alleviate the impact of localized disruptions, such as adverse weather. Our proactive approach to understanding and responding to the changing world in which we operate and our deep understanding of our customers’ needs will serve us well as we continue our endeavor to deliver consistent results year-over-year.

FINANCIAL HIGHLIGHTS
	Three Months Ended June 30,		Change
(in millions of dollars, except per share data)	2024	2023	$	%

Consolidated Results
Sales and other operating revenue	$597.1	$517.7	$79.3	15%
Cost of goods sold	$501.1	$431.2	$69.9	16%
Gross profit margin percentage	16.1%	16.7%		-60 bps
Selling, general and administrative expenses	$78.7	$75.5	$3.2	4%
Operating income	$17.2	$11.0	$6.2	56%
Diluted earnings (loss) per share	$0.01	$(0.08)	$0.09	113%
Segment Results
Tobacco operations sales and other operating revenues	$512.0	$443.9	$68.0	15%
Tobacco operations operating income	$14.5	$8.9	$5.6	63%
Ingredients operations sales and other operating revenues	$85.1	$73.8	$11.3	15%
Ingredients operations operating income (loss)	$2.9	$(2.0)	$4.9	245%

Net income for the quarter ended June 30, 2024, was $0.1 million, or $0.01 per diluted share, compared with a net loss of $(2.1) million, or $(0.08) per diluted share, for the quarter ended June 30, 2023. Net income and diluted earnings per share increased by $2.2 million and $0.09, respectively, for the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023. Operating income for the quarter ended June 30, 2024, was $17.2 million, an increase of $6.2 million, compared to operating income of $11.0 million for the quarter ended June 30, 2023. Consolidated revenues increased by $79.3 million to $597.1 million for the first quarter of fiscal year 2025, compared to first quarter of fiscal year 2024. The increase was largely due to higher tobacco sales prices and volumes as well as increased sales of new ingredients products.

Tobacco Operations

The first fiscal quarter is historically a slow quarter for our tobacco businesses. Revenues for the Tobacco Operations segment were $512.0 million for the first quarter of fiscal year 2025, up $68.0 million or 15%, compared to the first quarter of fiscal year 2024, on higher tobacco sales prices and volumes. Operating income for the Tobacco Operations segment increased by $5.6 million to $14.5 million for the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023. Tobacco Operations segment operating income was up largely on higher carryover crop shipments as well as higher earnings from our oriental tobacco joint venture. Our operations in several origins saw increased shipments of carryover tobacco in the quarter ended June 30, 2024, compared to the quarter ended June 30, 2023. Results for our oriental joint venture were up in the quarter ended June 30, 2024, on a better product mix as well as favorable foreign currency comparisons, compared to the quarter ended June 30, 2023. Selling, general, and administrative expenses for the Tobacco Operations segment were modestly higher in the first quarter of fiscal year 2025, compared to first quarter of fiscal year 2024, primarily due to unfavorable foreign currency comparisons.

Ingredients Operations

For the Ingredients Operations segment, revenues of $85.1 million and operating income of $2.9 million for the quarter ended June 30, 2024, were up $11.3 million and $4.9 million, respectively, compared to the quarter ended June 30, 2023. These increases were primarily due to increased sales volumes which included higher sales of new products as well as some increases in sales of core products, notably fruit juices. Accelerated purchasing by certain customers and lower inventory write-downs also increased results for the segment in the first quarter of fiscal year 2025, compared to the same period last fiscal year. Selling, general, and administrative expenses were flat in the quarter ended June 30, 2024, compared to the same period in fiscal year 2024.

Other Items

Cost of goods sold in the quarter ended June 30, 2024, increased by 16% to $501.1 million, compared with the quarter ended June 30, 2023, largely due to higher green tobacco costs. Selling, general, and administrative costs for the quarter ended June 30, 2024, increased by $3.2 million to $78.7 million, compared to the quarter ended June 30, 2023, primarily due to unfavorable foreign currency comparisons. Interest expense for the quarter ended June 30, 2024, increased by $5.2 million, compared to the quarter ended June 30, 2023, largely on higher interest rates and higher debt balances resulting from higher green tobacco prices and accelerated tobacco purchases.

For the three months ended June 30, 2024, our consolidated effective income tax rate was 34.7%. For the three months ended June 30, 2023, our consolidated effective income tax rate was 21.6%.

As part of our ongoing efforts to promote efficiency in our operations, we initiated a plan in the second quarter of fiscal year 2025 to consolidate our European sheet tobacco operations into our facility in the Netherlands. As part of this plan, we will wind down our sheet operations in Germany in fiscal year 2025. We believe that this consolidation, which will bring together two operations that are in close proximity to one another, will optimize our sheet operations and generate efficiencies. We expect to recognize between a total of $10 million to $15 million of restructuring and impairment costs during fiscal years 2025 and 2026 as a result of the consolidation of operations.

Sustainability

In 2019, Universal committed to setting science-based goals for reducing our global greenhouse gas (GHG) emissions. Our target of reducing scope 1, 2, and 3 emissions by 30% by 2030 was approved by the Science Based Target initiative (SBTi) in 2021. GHG emissions are inherently difficult to calculate, particularly scope 3 emissions because they are indirect emissions by our supply chain partners that require collection and analysis of data from third parties. We previously received independent third-party verification of our scope 1 and 2 emissions data and how we calculate such data. We are proud to have recently received independent third-party verification related to our scope 3 emissions as well. These important milestones reinforce the credibility of our commitment to reducing our scope 1, 2 and 3 emissions, as well as ensuring the methods and data we use to calculate emissions are accurate and comply with established standards. The need for companies to accurately calculate and disclose their environmental impacts has never been greater, which is why we continue to publicly and transparently share our progress towards meeting our GHG emissions goals each year in our annual Sustainability Report, which is available on our website.

Liquidity and Capital Resources

Overview

Our first fiscal quarter is usually a period of significant working capital investment in both Africa and South America as tobacco crops are delivered by farmers. Due to market conditions in Brazil, we made the strategic decision in the quarter ended March 31, 2024, to accelerate tobacco purchases there. Therefore, some of our working capital investments for the Brazil crop that typically would have been made in the quarter ended June 30, 2024, were made in the quarter ended March 31, 2024. We also accelerated some African tobacco crop purchases in the quarter ended June 30, 2024. We funded our working capital needs in the quarter ended June 30, 2024, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. Tobacco sales are expected to be more heavily weighted to the second half of fiscal year 2025.

Our liquidity and operating capital resource requirements are predominantly short term in nature and primarily relate to working capital for tobacco crop purchases. Working capital needs are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to predict our general level of cash requirements, although tobacco crop sizes, prices paid to farmers, shipment and delivery timing, and currency fluctuations affect requirements each year. Peak working capital requirements are generally reached during the first and second fiscal quarters. Each geographic area follows a cycle of buying, processing, and shipping tobacco to customers, and in many regions, we also provide agricultural materials to farmers during the growing season. The timing of the elements of each cycle is influenced by such factors as local weather conditions and individual customer shipping requirements, which may change the level or the duration of crop financing. Despite a predominance of short-term needs, we maintain a portion of our total debt as long-term to reduce liquidity risk. We also periodically have large cash balances that we utilize to meet our working capital requirements.

Operating Activities

Net cash used by our operations was $62.4 million during the quarter ended June 30, 2024. The net use of cash was $41.4 million less than during the same period in fiscal year 2024, primarily on accelerated tobacco purchases in Brazil in our Tobacco Operations segment in the fourth quarter of fiscal year 2024. Tobacco inventory levels increased by $131.8 million from March 31, 2024 levels to $1.2 billion at June 30, 2024, on seasonal leaf purchases. Tobacco inventory levels were $101.6 million above June 30, 2023 levels, primarily on higher green leaf tobacco prices and some accelerated tobacco purchases in Africa. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with tobacco farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. As of June 30, 2024, our uncommitted tobacco inventories were $154.8 million, or about 13% of total tobacco inventory, compared to $181.1 million, or about 17% of our tobacco inventory as of March 31, 2024, and $175.2 million, or about 16% of our tobacco inventory as of June 30, 2023. While we target committed inventory levels of 80% or more of total tobacco inventory, the level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Our balance sheet accounts reflected seasonal patterns in the quarter ended June 30, 2024, on deliveries of tobacco crops by farmers in both South America and Africa. Accounts receivable decreased by $89.3 million from March 31, 2024 levels, as we used collections on receivables to fund seasonal working capital needs. Advances to suppliers were $100.5 million at June 30, 2024, a reduction of $38.6 million from March 31, 2024, as tobacco crops were delivered in payment on some of those balances, net of new advances on upcoming tobacco crops. Accounts receivable—unconsolidated affiliates were up $55.6 million at June 30, 2024, on the timing of tobacco crop purchases and shipments. Notes payable and overdrafts were up $163.9 million from March 31, 2024 levels, on seasonal working capital needs.

Accounts receivable were up $60.4 million for the quarter ended June 30, 2024, compared to the same quarter in the prior fiscal year, on higher sales of carryover crop tobacco as well as the timing of tobacco crop shipments. Notes payable and overdrafts were up $221.3 million compared to June 30, 2023 levels, in part due to lower customer advances available to fund working capital needs and timing of tobacco crop purchases. Customer advances and deposits were $87.8 million lower at June 30, 2024, compared to June 30, 2023, primarily due to a customer arrangement providing for a higher amount of advances on tobacco crop purchases in fiscal year 2024 that was not repeated in the first quarter of fiscal year 2025.

Investing Activities

Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities for our plant-based ingredients platform; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return as well as leverage our assets and expertise or enhance our farmer base. Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the quarters ended June 30, 2024 and 2023, we invested about $22.7 million and $18.0 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $11.7 million and $11.9 million for the quarters ended June 30, 2024 and 2023, respectively. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, invest in sustainability projects, add value for our customers, and position ourselves for future growth. We currently expect to spend approximately $50 to $60 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.

Our Board of Directors approved our current share repurchase program in November 2022. The program authorizes the purchase of up to $100 million of our common stock through November 15, 2024. Under the program, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended June 30, 2024, we did not purchase any shares of common stock. As of June 30, 2024, approximately 24.7 million shares of our common stock were outstanding, and our available authorization under our current share repurchase program was $95.3 million.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization was approximately 44% at June 30, 2024, up from the June 30, 2023 level of approximately 42%, and up from the March 31, 2024 level of approximately 41%. As of June 30, 2024, we had $101.7 million in cash and cash equivalents, our short-term debt totaled $581.1 million, and we were in compliance with all covenants of our debt agreements, which require us to maintain certain levels of tangible net worth and observe restrictions on debt levels.

As of June 30, 2024, we had $330 million available under the committed revolving credit facility that will mature in December 2027, and we had about $41 million in available, uncommitted credit lines. We also maintain an effective, undenominated universal shelf registration statement that provides for future issuance of additional debt or equity securities. We have no long-term debt maturing until fiscal year 2028.

Our seasonal working capital requirements for our tobacco business typically increase significantly between March and September and decline after mid-year. Available capital resources from our cash balances, committed credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At June 30, 2024, the fair value of our outstanding interest rate swap agreements was an asset of about $7.9 million, and the notional amount swapped was $310 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on a portion of our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecasted purchases of tobacco, related processing costs, and crop input sales in Brazil, as well as our net monetary balance sheet exposures in local currency there. We generally account for our hedges of forecasted tobacco purchases as cash flow hedges. At June 30, 2024, the fair value of our open hedges for forecasted tobacco purchases was a net liability of approximately $5.5 million. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net asset of approximately $1.2 million at June 30, 2024.

Critical Accounting Estimates

A summary of our critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the period ended March 31, 2024. Our critical accounting policies have not changed from those reported in the 2024 Annual Report on Form 10-K.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding the portion of our bank term loans that have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $891 million at June 30, 2024. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $8.9 million, that amount would be at least partially mitigated by changes in charges to customers.

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

ITEM 1A. RISK FACTORS

As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2024 (the "2024 Annual Report on Form 10-K"). In evaluating our risks, readers should carefully consider the risk factors discussed in our 2024 Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY

    The following table sets forth repurchased shares of our common stock during the three-month period ended June 30, 2024:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1-30, 2024	—	$—	—	$95,255,674
May 1-31, 2024	—	—	—	95,255,674
June 1-30, 2024	—	—	—	95,255,674
Total	—	$—	—	$95,255,674
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

Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at June 30, 2024.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended), except as follows:

On May 30, 2024, George C. Freeman, III, our President and Chief Executive Officer and Chairman of the Board, adopted a Rule 10b5-1 trading agreement, which is intended to satisfy the affirmative defense of Rule 10b5-1(c). The Rule 10b5-1 trading agreement provides for sales of up to 30,000 shares of our common stock commencing on August 30,2024, until May 30,2025, or once all of the shares have been sold. Actual sales transactions will be disclosed publicly in filings with the SEC in accordance with applicable securities laws, rules and regulations.

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

UNIVERSAL CORPORATION
(Registrant)

Date:	August 7, 2024	/s/ Johan C. Kroner
Johan C. Kroner, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2024	/s/ Scott J. Bleicher
Scott J. Bleicher, Vice President and Controller
(Principal Accounting Officer)