Form 10-K/A
period 2024-03-31
UNIVERSAL CORP /VA/
filed 2025-04-21
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE FISCAL YEAR ENDED	MARCH 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates, based upon the closing sales price on the New York Stock Exchange of the registrant's common stock on September 29, 2023 was approximately $1.2 billion.
As of April 17, 2025, the total number of shares of common stock outstanding was 24,715,625.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant's 2024 Proxy Statement for the 2024 Annual Meeting of Stockholders, which was filed on July 1, 2024.

EXPLANATORY NOTE

Universal Corporation (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended March 31, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on May 29, 2024 (the “Original Form 10-K”), to address management’s reassessment of the Company’s disclosure controls and procedures and to reflect the identification of a material weakness in the Company’s internal control over financial reporting. The identification of the material weakness did not result in any change to the Company’s consolidated financial statements included in the Original Form 10-K.

This Amendment No. 1 makes the following changes to the Original Form 10-K:
•Amends Part II – Item 8. Financial Statements and Supplementary Data to amend, (i) the Report of Independent Registered Public Accounting Firm on the Company’s internal control over financial reporting as of March 31, 2024 to reflect the material weakness in internal control over financial reporting and (ii) the Report of the Independent Registered Public Accounting Firm on the consolidated financial statements as of March 31, 2024 to include a reference to its updated report on internal control over financial reporting.
•Amends Part II – Item 9A. Controls and Procedures to amend (i) management’s conclusion about the effectiveness of Disclosure Controls and Procedures and (ii) Management's Report on Internal Control Over Financial Reporting as of March 31, 2024.
•Amends Part IV – Item 15. Exhibits and Financial Statement Schedules to include (i) a currently dated consent of the Company’s independent registered public accounting firm, which is filed herewith as Exhibit 23, and (ii) currently dated certifications by the Company’s Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002, which certifications are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Form 10-K and, except as discussed herein, does not purport to reflect any other information or events subsequent to the filing thereof. As such, this Amendment No. 1 speaks only as of the date the Original Form 10-K was filed, and the Company has not undertaken herein to amend, supplement or update any other information contained in the Original Form 10-K to give effect to any subsequent events.

PART II
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 29, 2024, except for the effects of the material weakness described in the second and third paragraphs, as to which the date is April 21, 2025, expressed an adverse opinion thereon.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over the allowance on the advances to tobacco suppliers. For example, we tested controls over the supplier advance approval and Management’s review and approval of the models used to calculate the allowance. We also tested controls used by Management to evaluate the data used in making the estimates for completeness and accuracy. Further, the identified material weakness relating to the lack of competence or integrity of the individuals executing controls at the Mozambique subsidiary affected our audit procedures in this area.
To test the allowance for advances to tobacco suppliers, our audit procedures included, among others, evaluating the significant assumptions used in the allowance calculation. For example, we compared historical loss information to Management’s estimate of projected crop yield and analyzed the sensitivity of significant assumptions to evaluate the changes in the allowance that would result from changes in the assumptions. We analyzed subsequent events to identify potential sources of contrary information to Management’s assumptions. The nature and extent of our audit procedures related to the Mozambique subsidiary considered the inability to rely on controls over Management’s farmer advance allowance process as a result of the material weakness described above.

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
Auditing Management’s estimate of the VAT allowance was complex and involved a high degree of subjectivity as the estimate relies on a number of factors including interpretations of applicable tax laws and regulations as well as economic and political conditions outside the Company’s control. There is uncertainty associated with the assumptions used which could have a significant effect on the estimate. Additionally, auditing the allowance for VAT was especially challenging due to the material weakness identified by the Company relating to the lack of competence or integrity of the individuals executing controls at the Mozambique subsidiary. This material weakness required an increased extent of audit effort to test the reasonableness of the assumptions used in the determination of the allowance.

How We Addressed the Matter in Our Audit
To test the VAT allowance estimate, our audit procedures included, among others, evaluating the significant assumptions used to estimate the VAT allowance and assessing the historical accuracy of Management’s estimates. For example, we evaluated whether the historical loss of credits used in Management’s calculation was representative of the current collectability of the credits. We analyzed the sensitivity of significant assumptions to evaluate the changes in the allowance that that would result from changes in the assumptions and we considered subsequent events to identify potential sources of contrary information to Management’s assumptions. The nature and extent of our audit procedures considered the inability to rely on controls over Management’s VAT allowance process as a result of the material weakness described above.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1971.
Richmond, Virginia
May 29, 2024, except for the effects of the material weakness related to the Mozambique subsidiary described in the second paragraph of the Opinion on the Financial Statements and the Critical Audit Matters for Allowance for Advances to Tobacco Suppliers and Allowance for Recoverable Value-Added Tax (“VAT”) Credits described above, as to which the date is April 21, 2025.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Universal Corporation
Opinion on Internal Control over Financial Reporting
We have audited Universal Corporation’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Universal Corporation (the Company) has not maintained effective internal control over financial reporting as of March 31, 2024, based on the COSO criteria.
In our report dated May 29, 2024, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on the COSO criteria. Management has subsequently identified deficiencies in controls related to the Mozambique subsidiary and has further concluded that such deficiencies represented a material weakness as of March 31, 2024. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of March 31, 2024. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of March 31, 2024, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s subsidiary in Mozambique, including controls that failed to prevent or detect an embezzlement in a timely manner and the inability to rely on controls performed at this subsidiary due to the lack of competence or integrity of the individuals executing the controls.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2024, and the related notes and financial statement schedule. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated May 29, 2024, except for the effects of the material weakness related to the Mozambique subsidiary described in the second paragraph of the Opinion on the Financial Statements and the Critical Audit Matters for Allowance for Advances to Tobacco Suppliers and Allowance for Recoverable Value-Added Tax (“VAT”) Credits, as to which the date is April 21, 2025, which expressed an unqualified opinion on those financial statements.
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
/s/ Ernst & Young LLP
Richmond, Virginia
May 29, 2024, except for the effect of the material weakness related to the Mozambique subsidiary described in the second and third paragraphs above, as to which the date is April 21, 2025.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by the Original Form 10-K. Based on the evaluation for the Original Form 10-K, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, previously concluded that the Company’s disclosure controls and procedures were effective. However, subsequent to that evaluation, as a result of the material weakness in the Company’s internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer reassessed the Company’s disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024 for the reasons discussed below.
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
As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Based on its original assessment, the Company’s management previously concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2024.
However, for the reasons discussed below, the Company’s management recently conducted a reevaluation of the effectiveness of the Company’s internal control over financial reporting based on the 2013 COSO Framework. Based on this reassessment, the Company’s management concluded that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of March 31, 2024, due to the material weakness described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed, in August 2024, shortly before filing the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, the Company’s management was made aware of embezzlement by a former senior finance employee at the Company’s Mozambique subsidiary, Mozambique Leaf Tobacco Ltda. (“MLT”). The Company promptly commenced an internal investigation regarding these allegations and related matters. As previously reported, with the assistance of outside advisors, the Company’s internal investigation identified approximately $7 million in the aggregate of unauthorized payments during fiscal years 2022 through 2025. The Company has identified approximately $16.7 million in the aggregate of unauthorized payments during fiscal years 2016 through 2025.
As result of the discovery of the embezzlement, the Company’s management reassessed the design and effectiveness of its internal control over financial reporting. This reassessment identified certain control activities at MLT that were deficient in that they had failed to prevent or detect the embezzlement in a timely manner. Additionally, the Company’s management concluded that it was unable to rely on controls performed at MLT due to the lack of competence and integrity of certain individuals at MLT executing those controls. The Company’s management concluded that these control deficiencies collectively constituted a material weakness in the Company’s internal control over financial reporting as of March 31, 2024. While these deficiencies did not result in a material misstatement of the Company’s consolidated financial statements for the fiscal year ended March 31, 2024, there is a reasonable possibility that these deficiencies could have resulted in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
The Company’s independent registered public accounting firm, Ernst & Young LLP, audited the Company’s internal control over financial reporting as of March 31, 2024. The material weakness identified by the Company’s management resulted in Ernst & Young LLP amending its attestation report and issuing an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. See "Report of Ernst & Young LLP, Independent Registered Public Accounting Firm" in Item 8.
Notwithstanding the material weakness, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s consolidated financial statements included in the Original Form 10-K were fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented. Therefore, no restatement of any prior period financial statements was required.
Remediation Plan
To remediate the material weakness described above, the Company implemented the following remediation steps at MLT:
1.Discontinue employment of the employee who perpetrated the embezzlement in Mozambique and the employee’s supervisor and replace those individuals.
2.Require recurring remedial internal control training to all internal control performers and owners, including journal entry review and reconciliation procedures.
3.Design and implement additional internal controls of banking systems access.
The Company believes these measures, once they have operated effectively for a sufficient period of time, will remediate the control deficiencies identified and strengthen its internal control over financial reporting. However, there may not be sufficient time for the Company to remediate the material weakness or, if remediated, to test the operating effectiveness of the remediated controls as of the Company’s next fiscal year end. As the Company continues to evaluate, and works to improve, its internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. The Company cannot assure you, however, when it will remediate such weakness, nor can it be certain whether additional actions will be required or the costs of any such actions. Moreover, the Company cannot assure you that additional material weaknesses will not arise in the future.
Changes in Internal Control Over Financial Reporting
Except for the material weakness described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Attestation Report of Independent Registered Accounting Firm
The attestation report required under this Item 9A is contained in Item 8 of this Amendment No. 1 under the caption “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm.”

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

3.2	Amended and Restated Bylaws, effective November 1, 2023 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated November 2, 2023, File No. 001-00652).

4.1
Description of Registrant's Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, File No. 001-00652).

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

10.22†	Executive change in control severance policy (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, File No. 001-00652).

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

10.25
Purchase Agreement dated as of September 6, 2021, by and among Shank's Extracts, Inc., the stockholder named therein, Rolling Rock Transit Company and Universal Corporation (incorporated herein by reference to the Registrant's Current Report on Form 8-K filed September 7, 2021, File No. 001-00652).

10.26
Credit Agreement dated December 15, 2022 among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Truist Bank and AgFirst Farm Credit Bank, as Co-Syndication Agents and First Horizon, KeyBank National Association and Citibank, N.A., as Co-Documentation Agents (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 16, 2022, File No. 001-00652).

19.1
Universal Corporation Insider Trading Policy and Procedures (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, File No. 001-00652).

21	Subsidiaries of the Registrant (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, File No. 001-00652).

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

97.1	Universal Corporation Dodd-Frank Clawback Policy (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2024, File No. 001-00652).

101	Interactive Data Files (submitted electronically herewith)*

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

UNIVERSAL CORPORATION
April 21, 2025
	By:	/s/ PRESTON D. WIGNER
Preston D. Wigner Chairman, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PRESTON D. WIGNER	Chairman, President, Chief Executive Officer, and Director	April 21, 2025
Preston D. Wigner	(Principal Executive Officer)

/s/ JOHAN C. KRONER	Senior Vice President and Chief Financial Officer	April 21, 2025
Johan C. Kroner	(Principal Financial Officer)

/s/ SCOTT J. BLEICHER	Vice President and Controller	April 21, 2025
Scott J. Bleicher	(Principal Accounting Officer)

/s/ DIANA F. CANTOR	Director	April 21, 2025
Diana F. Cantor

/s/ LENNART R. FREEMAN	Director	April 21, 2025
Lennart R. Freeman

/s/ THOMAS H. JOHNSON	Director	April 21, 2025
Thomas H. Johnson

/s/ MICHAEL T. LAWTON	Director	April 21, 2025
Michael T. Lawton

/s/ ARTHUR J. SCHICK, JR.	Director	April 21, 2025
Arthur J. Schick, Jr.

/s/ ROBERT C. SLEDD	Director	April 21, 2025
Robert C. Sledd

/s/ THOMAS H. TULLIDGE, JR.	Director	April 21, 2025
Thomas H. Tullidge, Jr.

/s/ JACQUELINE T. WILLIAMS	Director	April 21, 2025
Jacqueline T. Williams