Form 10-Q
period 2024-09-30
UNIVERSAL CORP /VA/
filed 2025-04-21
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$710,762	$638,484	$1,307,812	$1,156,206
Costs and expenses
Cost of goods sold	567,617	506,767	1,068,746	937,977
Selling, general and administrative expenses	63,836	73,806	142,532	149,283
Restructuring and impairment costs	10,573	2,599	10,573	2,599
Operating income	68,736	55,312	85,961	66,347
Equity in pretax earnings (loss) of unconsolidated affiliates	(642)	(713)	(502)	(4,879)
Other non-operating income (expense)	461	728	925	1,453
Interest income	295	953	1,103	2,318
Interest expense	21,273	17,053	42,007	32,596
Income (loss) before income taxes and other items	47,577	39,227	45,480	32,643
Income taxes	13,608	8,439	14,335	7,016
Net income (loss)	33,969	30,788	31,145	25,627
Less: net loss (income) attributable to noncontrolling interests in subsidiaries	(8,029)	(2,660)	(5,075)	437
Net income (loss) attributable to Universal Corporation	$25,940	$28,128	$26,070	$26,064

Earnings per share:
Basic	$1.04	$1.13	$1.05	$1.05
Diluted	$1.03	$1.12	$1.04	$1.04

Weighted average common shares outstanding:
Basic	24,946,632	24,869,697	24,911,681	24,855,974
Diluted	25,135,973	25,015,369	25,101,295	24,997,899

Total comprehensive income (loss), net of income taxes	$33,531	$28,549	$25,181	$27,754
Less: comprehensive (income) loss attributable to noncontrolling interests	(8,026)	(2,541)	(4,682)	700
Comprehensive income (loss) attributable to Universal Corporation	$25,505	$26,008	$20,499	$28,454

Dividends declared per common share	$0.81	$0.80	$1.62	$1.60

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2024	2023	2024
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$80,118	$99,683	$55,593
Accounts receivable, net	537,602	368,924	525,262
Advances to suppliers, net	139,766	105,637	139,064
Accounts receivable—unconsolidated affiliates	66,646	55,409	5,385
Inventories—at lower of cost or net realizable value:
Tobacco	1,070,655	1,086,240	1,070,580
Other	211,476	212,268	193,518
Prepaid income taxes	20,771	23,918	19,484
Other current assets	84,884	95,634	93,655
Total current assets	2,211,918	2,047,713	2,102,541

Property, plant and equipment
Land	25,972	26,262	26,244
Buildings	330,407	316,180	323,969
Machinery and equipment	705,246	705,977	693,868
	1,061,625	1,048,419	1,044,081
Less accumulated depreciation	(685,883)	(691,811)	(678,201)
	375,742	356,608	365,880
Other assets
Operating lease right-of-use assets	32,487	36,318	32,510
Goodwill, net	213,872	213,856	213,869
Other intangibles, net	63,263	74,475	68,883
Investments in unconsolidated affiliates	78,774	70,618	76,289
Deferred income taxes	15,526	16,192	15,181
Pension asset	12,293	10,650	11,857
Other noncurrent assets	41,711	35,342	50,229
	457,926	457,451	468,818

Total assets	$3,045,586	$2,861,772	$2,937,239

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30,	September 30,	March 31,
	2024	2023	2024
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$579,132	$301,379	$417,217
Accounts payable	87,106	70,737	108,727
Accounts payable—unconsolidated affiliates	174	166	1,621
Customer advances and deposits	6,837	166,505	17,179
Accrued compensation	29,266	26,772	39,766
Income taxes payable	7,948	4,494	7,477
Current portion of operating lease liabilities	10,325	10,469	10,356
Accrued expenses and other current liabilities	128,634	120,623	109,015
Current portion of long-term debt	—	—	—
Total current liabilities	849,422	701,145	711,358

Long-term debt	617,641	617,086	617,364
Pensions and other postretirement benefits	36,734	42,378	43,251
Long-term operating lease liabilities	19,038	22,804	19,302
Other long-term liabilities	28,425	15,769	27,902
Deferred income taxes	36,322	45,082	39,139
Total liabilities	1,587,582	1,444,264	1,458,316

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,715,625 shares issued and outstanding at September 30, 2024 (24,558,493 at September 30, 2023 and 24,573,408 at March 31, 2024)	349,064	339,241	345,596
Retained earnings	1,158,658	1,119,615	1,173,196
Accumulated other comprehensive loss	(87,156)	(74,667)	(81,585)
Total Universal Corporation shareholders' equity	1,420,566	1,384,189	1,437,207
Noncontrolling interests in subsidiaries	37,438	33,319	41,716
Total shareholders' equity	1,458,004	1,417,508	1,478,923

Total liabilities and shareholders' equity	$3,045,586	$2,861,772	$2,937,239

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Six Months Ended September 30,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,145	$25,627
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	29,420	29,009
Net provision for losses (recoveries) on advances to suppliers	(5,562)	3,835
Inventory writedowns	5,231	2,870
Stock-based compensation expense	6,583	5,711
Foreign currency remeasurement (gain) loss, net	1,334	7,528
Foreign currency exchange contracts	3,225	2,563
Deferred income taxes	153	(3,560)
Equity in net loss (income) of unconsolidated affiliates, net of dividends	404	3,135
Restructuring and impairment costs	10,573	2,599
Restructuring payments	(350)	(806)
Other, net	(217)	1,012
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(63,420)	46,724
Inventories	(21,682)	(269,422)
Other assets	9,029	10,235
Accounts payable	(22,066)	(18,874)
Accrued expenses and other current liabilities	(19,970)	4,680
Income taxes	(1,238)	(5,995)
Customer advances and deposits	(10,005)	163,663
Net cash provided (used) by operating activities	(47,413)	10,534

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(38,796)	(32,630)
Proceeds from sale of business, net of cash held by the business	—	3,757
Proceeds from sale of property, plant and equipment	1,412	713
Net cash used by investing activities	(37,384)	(28,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	161,611	105,649
Dividends paid to noncontrolling interests	(8,960)	(5,845)
Repurchase of common stock	—	(4,744)
Dividends paid on common stock	(39,646)	(39,108)
Other	(3,716)	(2,963)
Net cash provided (used) by financing activities	109,289	52,989

Effect of exchange rate changes on cash, restricted cash and cash equivalents	33	(370)
Net increase (decrease) in cash, restricted cash and cash equivalents	24,525	34,993
Cash, restricted cash and cash equivalents at beginning of year	55,593	64,690

Cash, restricted cash and cash equivalents at end of period	$80,118	$99,683

See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is a global business-to-business agri-products supplier to consumer product manufacturers. The Company is the leading global leaf tobacco supplier and provides high-quality plant-based ingredients to food and beverage end markets. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as amended by Amendment No. 1 thereto (the “2024 Annual Report on Form 10-K”).

Accounting Pronouncements to be Adopted in Future Years
In November 2023, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 requires additional disclosures about profitability measures utilized by the chief operating decision maker and significant segment expenses. ASU 2023-07 also requires all annual disclosures regarding profit or loss and assets to be included in interim disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and for interim periods in fiscal years beginning after December 15, 2024, although early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its segment disclosures.
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
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires additional disclosures about certain types of costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, although early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

NOTE 2.  RESTRUCTURING AND IMPAIRMENT COSTS

Universal regularly reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. Restructuring and impairment costs are periodically incurred in connection with those activities.

Tobacco Operations
During the six months ended September 30, 2024, the Company began consolidating its European sheet tobacco operations into the Company's facility in the Netherlands, by initiating a wind-down of activities at its sheet facility in Germany, incurring $10.5 million of restructuring and impairment costs. Additionally, during the six months ended September 30, 2024, the Company also incurred $0.1 million of termination and impairment costs in other areas of the Tobacco Operations segment.

During the six months ended September 30, 2023, the Company incurred $1.8 million of restructuring and impairment costs for its Global Labs Services ("GLS") facility in Wilson, NC. GLS provided testing for crop protection agents and tobacco constituents in seed, leaf, and finished products, including e-cigarette liquids and vapors, and had capabilities for testing non-tobacco products. The restructuring and impairment costs were net of approximately $0.2 million of income from the sale of GLS processes and procedures to a third-party buyer. Additionally, during the six months ended September 30, 2023, the Company also incurred $0.8 million of termination and impairment costs in other areas of the Tobacco Operations segment.

A summary of the restructuring and impairment costs recorded for the three and six months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2024	2023	2024	2023

Restructuring costs:
Employee termination benefits	$4,342	$1,403	$4,342	$1,403
Other	1,372	(182)	1,372	(182)
Total restructuring costs	5,714	1,221	5,714	1,221
Impairment costs:
Property, plant and equipment	4,859	1,378	4,859	1,378
Total impairment costs	4,859	1,378	4,859	1,378
Total restructuring and impairment costs	$10,573	$2,599	$10,573	$2,599

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

Ingredients Sales
The Company has diversified operations through the acquisition of established companies that offer customers a wide range of both liquid and dehydrated fruit and vegetable ingredient products, flavors, and extracts. These operations procure raw materials from domestic and international growers and suppliers and through a variety of processing steps including sorting, cleaning, pressing, mixing, extracting, and blending to manufacture finished goods utilized in beverages and both human and pet food. The contracts for ingredients with customers create a performance obligation to transfer the manufactured finished goods to the customer. Transaction prices for the sale of ingredients are primarily based on negotiated fixed prices, but the Company does have cost-plus contracts with certain customers. At the point in time that the customer obtains control over the finished product, which is typically aligned with physical shipment under the contractual terms with the customer, the Company completes its performance obligation and recognizes the revenue for the sale.

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

Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2024	2023	2024	2023

Tobacco sales	$601,590	$525,534	$1,089,821	$940,890
Ingredients sales	76,543	78,397	157,237	149,055
Processing revenue	14,080	18,830	28,749	37,894
Other sales and revenue from contracts with customers	16,155	13,046	28,964	24,338
Total revenue from contracts with customers	708,368	635,807	1,304,771	1,152,177
Other operating sales and revenues	2,394	2,677	3,041	4,029
Consolidated sales and other operating revenues	$710,762	$638,484	$1,307,812	$1,156,206

    Other operating sales and revenues consists principally of interest on advances to suppliers and dividend payments from deconsolidated affiliates.

NOTE 4. OTHER CONTINGENT LIABILITIES AND OTHER MATTERS

Other Contingent Liabilities

Other Contingent Liabilities (Letters of credit)
The Company had other contingent liabilities totaling approximately $1 million at September 30, 2024, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s Brazilian operating subsidiary pays VAT when tobaccos grown outside the state of Rio Grande do Sul are transferred to the factory for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the state of Parana based on audits of the subsidiary’s VAT filings for specified periods. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $10 million. Those amounts are based on the exchange rate for the Brazilian currency at September 30, 2024. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities in determining all or significant portions of this assessment and that various defenses support the subsidiary’s positions.
Management of the subsidiary and outside counsel challenged the full amount of the Parana assessment claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods, reflecting a substantial reduction from the original assessment. In fiscal year 2020, the Parana tax authorities acknowledged the statute of limitations related to claims prior to December 2010 had expired and reduced the assessment to $3 million (at the September 30, 2024 exchange rate). Notwithstanding the reduced assessment, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $3 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at September 30, 2024.
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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $151 million at September 30, 2024, $127 million at September 30, 2023, and $162 million at March 31, 2024. The related valuation allowances totaled $11 million at September 30, 2024, $20 million at September 30, 2023, and $20 million at March 31, 2024, and were estimated based on the Company’s historical loss information and crop projections. The allowances were decreased by net recoveries of $5.6 million in the six-month period ended September 30, 2024 and increased by net provisions of approximately $3.8 million in the six-month period ended September 30, 2023. These net recoveries and provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of VAT on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At September 30, 2024, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $63 million ($61 million at September 30, 2023 and $72 million at March 31, 2024). The related valuation allowances totaled approximately $21 million at September 30, 2024 and 2023, and March 31, 2024. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

Stock Repurchase Program

A stock repurchase program, which was authorized by the Company's Board of Directors, became effective and was publicly announced on November 2, 2022. This stock repurchase program authorized the purchase of up to $100 million in common stock in open market or privately negotiated transactions through November 15, 2024, subject to market conditions and other factors. The program had $95 million of remaining capacity for repurchases of common stock at September 30, 2024.

This stock repurchase program was replaced on November 6, 2024 when the Company's Board of Directors authorized a new stock repurchase program up to $100 million in common stock through November 15, 2026, subject to market conditions and other factors.

NOTE 5.   EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023

Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$25,940	$28,128	$26,070	$26,064

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	24,946,632	24,869,697	24,911,681	24,855,974

Basic earnings (loss) per share	$1.04	$1.13	$1.05	$1.05

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$25,940	$28,128	$26,070	$26,064

Denominator for diluted earnings (loss) per share:
Weighted average shares outstanding	24,946,632	24,869,697	24,911,681	24,855,974
Effect of dilutive securities
Employee and outside director share-based awards	189,341	145,672	189,614	141,925
Denominator for diluted earnings (loss) per share	25,135,973	25,015,369	25,101,295	24,997,899

Diluted earnings (loss) per share	$1.03	$1.12	$1.04	$1.04

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

Three and six months ended September 30, 2024
The Company's consolidated effective income tax rate for the three and six months ended September 30, 2024 was 28.6% and 31.5%, respectively.

Three and six months ended September 30, 2023
    The Company's consolidated effective income tax rate for the three and six months ended September 30, 2023 was 21.5% respectively.

NOTE 7.   GOODWILL AND OTHER INTANGIBLES

The Company's changes in goodwill at September 30, 2024 and 2023 consisted of the following:

(in thousands of dollars)	Six Months Ended September 30,
	2024	2023
Balance at beginning of fiscal year	$213,869	$213,922
Foreign currency translation adjustment	3	(66)
Balance at end of period	$213,872	$213,856

The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at September 30, 2024 and 2023 and at March 31, 2024:

(in thousands, except useful life)				September 30, 2024
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(29,289)	$57,211
Trade names		5		11,100	(9,375)	1,725
Developed technology		13		9,300	(5,838)	3,462
Noncompetition agreements	4	—	5	4,000	(3,200)	800
Other		5		826	(761)	65
Total intangible assets				$111,726	$(48,463)	$63,263

				September 30, 2023
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(21,559)	$64,941
Trade names		5		11,100	(7,155)	3,945
Developed technology		13		9,300	(5,492)	3,808
Noncompetition agreements	4	—	5	4,000	(2,250)	1,750
Other		5		708	(677)	31
Total intangible assets				$111,608	$(37,133)	$74,475

				March 31, 2024
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(25,424)	$61,076
Trade names		5		11,100	(8,265)	2,835
Developed technology		13		9,300	(5,665)	3,635
Noncompetition agreements	4	—	5	4,000	(2,725)	1,275
Other		5		782	(720)	62
Total intangible assets				$111,682	$(42,799)	$68,883
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life, as noted above.

The Company's amortization expense for intangible assets for the three and six months ended September 30, 2024 and 2023 was:

(in thousands of dollars)	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Amortization Expense	$2,852	$2,786	$5,664	$5,613

Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated statements of income. The amortization expense for other intangible assets is recorded in selling, general, and administrative expenses in the consolidated statements of income.
As of September 30, 2024, the expected future amortization expense for intangible assets is as follows:

Fiscal Year (in thousands of dollars)
2025 (excluding the six months ended September 30, 2024)	$5,427
2026	9,279
2027	8,077
2028	8,077
2029 and thereafter	32,403
Total expected future amortization expense	$63,263

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
Cash Flow Hedging Strategy for Interest Rate Risk
In December 2022, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2022. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At September 30, 2024, the total notional amount of the interest rate swaps was $310 million, which corresponded to a portion of the aggregate outstanding balance of the term loans.

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

Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Sales of Crop Inputs, Forecast Purchases of Tobacco, and Related Processing Costs
The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, sales of crop inputs (such as seeds and fertilizers) to farmers, purchases of tobacco from farmers, and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar sales of crop inputs and cost of processed tobacco. From time to time, the Company enters into forward and option contracts to buy U.S. dollars and sell the local currency at future dates that coincide with the sale of crop inputs to farmers. In the case of forecast purchases of tobacco and the related processing costs, the Company enters into forward and option contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. These strategies offset the variability of future U.S. dollar cash flows for sales of crop inputs, tobacco purchases, and processing costs for the foreign currency notional amount hedged. These hedging strategies have been used mainly for tobacco purchases, processing costs, and sales of crop inputs in Brazil. Additionally, the Company initiated a strategy in Brazil and Mexico to hedge a portion of the forecasted local currency-denominated operating costs in fiscal year 2025 by entering into derivative contracts to buy the local currencies and sell the U.S. dollar.
The aggregate U.S. dollar notional amounts of forward and option contracts entered into for these purposes during the six-month periods in fiscal years 2025 and 2024 was as follows:

	Six Months Ended September 30,
(in millions of dollars)	2024	2023

Tobacco purchases	$97.0	$30.3
Processing costs	15.2	4.9
Operating costs	28.9	—
Total	$141.1	$35.2

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
The table below presents the expected timing of when the remaining accumulated other comprehensive gains and losses as of September 30, 2024 for cash flows hedges of tobacco purchases and crop input sales are expected to be recognized in earnings.

Hedging Program	Crop Year	Geographic Location(s)	Fiscal Year Earnings
Tobacco purchases	2023	Brazil	2025
Tobacco purchases	2025	Brazil	2026
Crop input sales	2024	Brazil	2025
Crop input sales	2025	Brazil	2026
Forward contracts related to processing costs and operating costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at September 30, 2024 and 2023, and March 31, 2024, were approximately $88.5 million, $101.1 million, and $20.9 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.
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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2024	2023	2024	2023

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(8,969)	$7,968	$(6,346)	$18,064
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$1,514	$1,417	$2,989	$2,626
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$688	$1,569	$1,377	$3,139
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$2,685	$(61)	$(2,552)	$2,019
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$12	$3,334	$604	$4,140
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$(772)	$—	$1,138
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(2,352)	$1,717	$(589)	$(769)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.
For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases and the crop input sales in Brazil, a net hedge loss of approximately $3.3 million remained in accumulated other comprehensive loss at September 30, 2024. That balance reflects gains and losses on contracts related to the 2025 and 2023 Brazil crops, and the 2025 and 2024 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through September 30, 2024. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at September 30, 2024 and 2023, and March 31, 2024:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		September 30, 2024	September 30, 2023	March 31, 2024		September 30, 2024	September 30, 2023	March 31, 2024

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$12,361	$6,706	Other long-term liabilities	$2,629	$—	$—

Foreign currency exchange contracts	Other current assets	—	—	77	Accounts payable and accrued expenses	3,626	—	9
Total		$—	$12,361	$6,783		$6,255	$—	$9

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$144	$1,081	$245	Accounts payable and accrued expenses	$3,344	$14	$12
Total		$144	$1,081	$245		$3,344	$14	$12

Substantially all of the Company's foreign exchange derivative instruments are subject to master netting arrangements whereby the right to offset occurs in the event of default by a participating party. The Company has elected to present these contracts on a gross basis in the consolidated balance sheets.

NOTE 9.   FAIR VALUE MEASUREMENTS

Universal measures certain financial and nonfinancial assets and liabilities at fair value based on applicable accounting guidance. The financial assets and liabilities measured at fair value include money market funds, trading securities associated with deferred compensation plans, interest rate swap agreements, and forward foreign currency exchange contracts. The application of the fair value guidance to nonfinancial assets and liabilities primarily includes the determination of fair values for goodwill and long-lived assets when indicators of potential impairment are present.
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

Recurring Fair Value Measurements

At September 30, 2024 and 2023, and at March 31, 2024, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	September 30, 2024
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$148	$—	$—	$—	$148
Trading securities associated with deferred compensation plans	—	12,376	—	—	12,376
Foreign currency exchange contracts	—	—	144	—	144
Total financial assets measured and reported at fair value	$148	$12,376	$144	$—	$12,668

Liabilities
Interest rate swap agreements	$—	$—	$2,629	$—	$2,629
Foreign currency exchange contracts	—	—	6,970	—	6,970
Total financial liabilities measured and reported at fair value	$—	$—	$9,599	$—	$9,599

	September 30, 2023
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$145	$—	$—	$—	$145
Trading securities associated with deferred compensation plans	—	11,238	—	—	11,238
Interest rate swap agreements	—	—	12,361	—	12,361
Foreign currency exchange contracts	—	—	1,081	—	1,081
Total financial assets measured and reported at fair value	$145	$11,238	$13,442	$—	$24,825

Liabilities
Foreign currency exchange contracts	$—	$—	$14	$—	$14
Total financial liabilities measured and reported at fair value	$—	$—	$14	$—	$14

	March 31, 2024
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$145	$—	$—	$—	$145
Trading securities associated with deferred compensation plans	—	12,409	—	—	12,409
Interest rate swap agreements	—	—	6,706	—	6,706
Foreign currency exchange contracts	—	—	322	—	322
Total financial assets measured and reported at fair value	$145	$12,409	$7,028	$—	$19,582

Liabilities
Foreign currency exchange contracts	$—	$—	$21	$—	$21
Total financial liabilities measured and reported at fair value	$—	$—	$21	$—	$21

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

Long-term Debt

The following table summarizes the fair and carrying value of the Company’s long-term debt, and if applicable any current portion, at each of the balance sheet dates September 30, 2024, and 2023 and March 31, 2024:

(in millions of dollars)	September 30, 2024	September 30, 2023	March 31, 2024
Fair market value of long term obligations	$615	$615	$618
Carrying value of long term obligations	$620	$620	$620
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

Consolidation of tobacco sheet operations

As discussed in Note 2, the Company initiated a plan to consolidate the European Sheet tobacco operations into the Company's facility in the Netherlands. The Company is in the process of winding down its operations in Germany, resulting in an impairment charge of $4.9 million for the long-lived assets in the three-month period ended September 30, 2024, to reduce their carrying value to fair value. The long-lived assets primarily consist of a processing facility, machinery and equipment, and administrative offices. As part of the wind-down, the Company also recognized other impairment charges associated with inventory, certain accounts receivable and other assets during the three-month period ended September 30, 2024.

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
The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands of dollars)	2024	2023	2024	2023

Service cost	$1,319	$1,286	$23	$24
Interest cost	2,882	2,898	264	266
Expected return on plan assets	(3,607)	(3,888)	(14)	(16)
Net amortization and deferral	174	203	(160)	(191)
Net periodic benefit cost	$768	$499	$113	$83

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2024	2023	2024	2023

Service cost	$2,641	$2,568	$47	$49
Interest cost	5,754	5,799	535	530
Expected return on plan assets	(7,214)	(7,776)	(28)	(32)
Net amortization and deferral	348	406	(320)	(380)
Net periodic benefit cost	$1,529	$997	$234	$167

During the six months ended September 30, 2024, the Company made contributions of approximately $1.4 million to its pension plans. Additional contributions of $1.5 million are expected during the remaining six months of fiscal year 2025.

NOTE 11.   STOCK-BASED COMPENSATION

The Company's shareholders approved the Universal Corporation 2023 Stock Incentive Plan (“Plan”) under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”), stock appreciation rights, incentive stock options, and non-qualified stock options. The Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly-scheduled meeting of the Compensation Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior fiscal year. The Compensation Committee administers the Plan consistently, following previously defined guidelines. In recent years, the Compensation Committee has awarded only grants of RSUs and PSUs. Awards of restricted stock, RSUs, and PSUs are currently outstanding.
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
During the six-month periods ended September 30, 2024 and 2023, the Company issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Six Months Ended September 30,
	2024	2023

RSUs:
Number granted	96,230	93,300
Grant date fair value	$47.81	$51.34

PSUs:
Number granted	62,085	54,700
Grant date fair value	$38.23	$43.01

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. The Company accounts for forfeitures of stock-based awards as they occur. For the six-month periods ended September 30, 2024 and 2023, the Company recorded total stock-based compensation expense of approximately $6.6 million and $5.7 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $0.9 million during the remaining six months of fiscal year 2025.

NOTE 12. OPERATING SEGMENTS

The Company conducts operations across two reportable operating segments, Tobacco Operations and Ingredients Operations.
The Tobacco Operations segment activities involve contracting, procuring, processing, packing, storing, and shipping leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world. Through various operating subsidiaries located in tobacco-growing countries around the world and significant ownership interests in unconsolidated affiliates, the Company processes or sells flue-cured and burley tobaccos, dark air-cured tobaccos, and oriental tobaccos. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacturing of cigars, pipe tobacco, and smokeless tobacco products. Some of these tobacco types are also increasingly used in the manufacture of next generation tobacco products that are intended to provide consumers with an alternative to traditional combustible products. The Tobacco Operations segment also provides physical and chemical product testing for tobacco customers. A substantial portion of the Company’s Tobacco Operations' revenues are derived from sales to a limited number of large, multinational cigarette and cigar manufacturers.
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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2024	2023	2024	2023

SALES AND OTHER OPERATING REVENUES
Tobacco Operations	$630,212	$554,653	$1,142,167	$998,561
Ingredients Operations	80,550	83,831	165,645	157,645
Consolidated sales and other operating revenues	$710,762	$638,484	$1,307,812	$1,156,206

OPERATING INCOME (LOSS)
Tobacco Operations	$77,334	$52,387	$91,788	$61,270
Ingredients Operations	1,333	4,811	4,244	2,797
Segment operating income	78,667	57,198	96,032	64,067
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (1)	642	713	502	4,879
Restructuring and impairment costs (2)	(10,573)	(2,599)	(10,573)	(2,599)
Consolidated operating income	$68,736	$55,312	$85,961	$66,347

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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the six months ended September 30, 2024 and 2023:

	Six Months Ended September 30,
(in thousands of dollars)	2024	2023
Foreign currency translation:
Balance at beginning of year	$(44,815)	$(44,233)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	3,933	(3,481)
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	393	263
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	4,326	(3,218)
Balance at end of period	$(40,489)	$(47,451)

Foreign currency hedge:
Balance at beginning of year	$(616)	$4,899
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $515 and $(53))	(911)	(812)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $145 and $908) (1)	(507)	(2,817)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(1,418)	(3,629)
Balance at end of period	$(2,034)	$1,270

Interest rate hedge:
Balance at beginning of year	$8,488	$5,253
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $1,779 and $(4,769))	(4,567)	13,295
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $1,224 and $1,522) (2)	(3,142)	(4,243)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(7,709)	9,052
Balance at end of period	$779	$14,305

Pension and other postretirement benefit plans:
Balance at beginning of year	$(44,642)	$(42,976)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $0 and $(33))(3)	(770)	185
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(770)	185
Balance at end of period	$(45,412)	$(42,791)

Total accumulated other comprehensive loss at end of period	$(87,156)	$(74,667)
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

NOTE 14. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three and six months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of three-month period	$1,413,457	$30,042	$1,443,499	$1,380,720	$32,459	$1,413,179

Changes in common stock
Repurchase of common stock	—	—	—	(1,373)	—	(1,373)
Accrual of stock-based compensation	1,942	—	1,942	1,852	—	1,852
Withholding of shares from stock-based compensation for grantee income taxes	(318)	—	(318)	—	—	—
Dividend equivalents on RSUs	288	—	288	317	—	317

Changes in retained earnings
Net income (loss)	25,940	8,029	33,969	28,128	2,660	30,788
Cash dividends declared
Common stock	(20,020)	—	(20,020)	(19,647)	—	(19,647)
Repurchase of common stock	—	—	—	(3,371)	—	(3,371)
Dividend equivalents on RSUs	(288)	—	(288)	(317)	—	(317)

Other comprehensive income (loss)	(435)	(3)	(438)	(2,120)	(119)	(2,239)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(630)	(630)	—	(1,681)	(1,681)
Balance at end of period	$1,420,566	$37,438	$1,458,004	$1,384,189	$33,319	$1,417,508

	Six Months Ended September 30, 2024			Six Months Ended September 30, 2023
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,437,207	$41,716	$1,478,923	$1,397,088	$39,864	$1,436,952

Changes in common stock
Repurchase of common stock	—	—	—	(1,373)	—	(1,373)
Accrual of stock-based compensation	6,583	—	6,583	5,711	—	5,711
Withholding of shares from stock-based compensation for grantee income taxes	(3,715)	—	(3,715)	(2,963)	—	(2,963)
Dividend equivalents on RSUs	600	—	600	619	—	619

Changes in retained earnings
Net income	26,070	5,075	31,145	26,064	(437)	25,627
Cash dividends declared
Common stock	(40,008)	—	(40,008)	(39,357)	—	(39,357)
Repurchase of common stock	—	—	—	(3,371)	—	(3,371)
Dividend equivalents on RSUs	(600)	—	(600)	(619)	—	(619)

Other comprehensive income (loss)	(5,571)	(393)	(5,964)	2,390	(263)	2,127

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(8,960)	(8,960)	—	(5,845)	(5,845)
Balance at end of period	$1,420,566	$37,438	$1,458,004	$1,384,189	$33,319	$1,417,508

NOTE 15. SUBSEQUENT EVENTS

Pension De-Risking

In March 2025, the Company's management undertook a de-risking strategy for the Company-sponsored qualified defined benefit pension plan that covers certain domestic employees and retirees. The Company purchased an annuity for a limited group of retirees currently receiving benefit payments. The annuity purchase and transfer of risk to a third-party insurance company resulted in de-recognition of approximately $45 million of projected benefit obligation. The transaction triggered settlement accounting that requires immediate recognition of a portion of the accumulated other comprehensive losses associated with the defined benefit plan. The Company expects to recognize a non-cash settlement charge of approximately $15 million in the fourth quarter of fiscal year 2025.

Debt Covenant Consents

Due to the delays resulting from the previously disclosed investigation of the embezzlement at the Company's subsidiary in Mozambique, the Company was unable to timely file its quarterly reports on Form 10-Q for the second and third quarters of fiscal year 2025 with the Securities and Exchange Commission ("SEC"). The delayed filings resulted in the Company obtaining lender consents (the "Consents") under its Credit Agreement, dated December 15, 2022, among the Company, the lenders party thereto from time to time, and JP Morgan Chase Bank, N.A., as Administrative Agent (the "Credit Agreement"). The Consents provided for, among other things, an extension until June 16, 2025 to file the second and third quarter financial statements with the SEC and resulted in approximately $1.4 million of additional selling, general, and administrative costs. Based on the Company's September 30, 2024 financial statements and its December 31, 2024 financial statements, it was in compliance with the financial covenants in the Credit Agreement, as of the end of each of the second and third quarters of fiscal year 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the terms “we,” “our,” “us” or “Universal” or the “Company” refer to Universal Corporation together with its subsidiaries. This Quarterly Report on Form 10-Q ("Form 10-Q")and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission (the "SEC") and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: success in pursuing strategic investments or acquisitions and integration of new businesses and the impact of these new businesses on future results; product purchased not meeting quality and quantity requirements; our reliance on a few large customers; our ability to maintain effective information systems and safeguard confidential information; anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services, including increased transportation costs and delays attributed to global supply chain challenges; timing of shipments to customers; higher inflation rates; changes in market structure; government regulation and other stakeholder expectations; economic and political conditions in the countries in which we and our customers operate, including the ongoing impacts from international conflicts; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; impacts of regulation and litigation on our customers; industry-specific risks related to our plant-based ingredients businesses; exposure to certain regulatory and financial risks related to climate change; changes in estimates and assumptions underlying our critical accounting policies; the promulgation and adoption of new accounting standards; new government regulations and interpretation of existing standards and regulations; general economic, political, market, and weather conditions; and our failure to maintain effective internal control over financial reporting. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as amended by Amendment No.1 thereto ("2024 Form 10-K"), and Item 1A, "Risk Factors" of this Form 10-Q. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our 2024 Form 10-K .

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

Any references to net debt, net capitalization, and net debt to net capitalization ratio are also references to non-GAAP financial measures. These measures are not financial measures calculated in accordance with GAAP and should not be considered substitutes for total debt, total capitalization, total debt to total capitalization ratio, or any other operating or financial performance measures calculated in accordance with GAAP, and may not be comparable to similarly-titled measures reported by other companies. A reconciliation of net debt to total debt and net capitalization to total capitalization are provided in Other Items below to the extent these non-GAAP financial measures are referenced. We believe these non-GAAP measures are meaningful indicators of liquidity and financial position.

Results of Operations

Overview

Universal Corporation had a strong second quarter and first half of fiscal year 2025. Revenues and operating income increased by 11% and 24%, respectively, for the quarter, and by 13% and 30%, respectively, for the six months ended September 30, 2024, compared to the same periods in the prior fiscal year. These increases were driven by strong tobacco sales volumes and prices. Higher results for our Tobacco Operations segment in both the quarter and six months ended September 30, 2024, compared to the same periods in fiscal year 2024, were primarily driven by strong customer demand and larger, higher quality, and better yielding crops in Africa. Accelerated shipment timing requested by certain customers and sales of carryover crop tobacco also contributed to the improved results for the Tobacco Operations segment in the quarter and six months ended September 30, 2024. We also continued to grow our Universal Ingredients’ market presence in the quarter and six months ended September 30, 2024, and saw increased interest from new and existing customers, despite higher food costs creating pricing pressures. We expect our newly expanded ingredients facility to support increases in production and meaningfully contribute to our fiscal year 2026 results.

FINANCIAL HIGHLIGHTS
	Three Months Ended September 30,		Change	Six Months Ended September 30,		Change
(in millions of dollars, except per share data)	2024	2023	%	2024	2023	%

Consolidated Results
Sales and other operating revenue	$710.8	$638.5	11%	$1,307.8	$1,156.2	13%
Cost of goods sold	$567.6	$506.8	12%	$1,068.7	$938.0	14%
Gross profit margin percentage	20.1%	20.6%	-50 bps	18.3%	18.9%	-60 bps
Selling, general and administrative expenses	$63.8	$73.8	(14)%	$142.5	$149.3	(5)%
Restructuring and impairment costs	$10.6	$2.6	307%	$10.6	$2.6	307%
Operating income	$68.7	$55.3	24%	$86.0	$66.3	30%
Adjusted operating income (Non-GAAP)*	$79.3	$57.9	37%	$96.5	$68.9	40%
Net income attributable to Universal Corporation	$25.9	$28.1	(8)%	$26.1	$26.1	—%
Adjusted net income attributable to Universal Corporation (Non-GAAP)*	$36.4	$30.3	20%	$36.5	$28.2	29%
Diluted earnings (loss) per share	$1.03	$1.12	(8)%	$1.04	$1.04	—%
Adjusted diluted earnings (loss) per share (Non-GAAP)*	$1.45	$1.21	20%	$1.46	$1.13	29%
Segment Results
Tobacco operations sales and other operating revenues	$630.2	$554.7	14%	$1,142.2	$998.6	14%
Tobacco operations operating income	$77.3	$52.4	48%	$91.8	$61.3	50%
Ingredients operations sales and other operating revenues	$80.6	$83.8	(4)%	$165.6	$157.6	5%
Ingredients operations operating income (loss)	$1.3	$4.8	(72)%	$4.2	$2.8	52%
*See Reconciliation of Certain Non-GAAP Financial Measures in Other Items below.

Quarter Ended September 30, 2024, compared to Quarter Ended September 30, 2023

Consolidated Results

Revenues and operating income increased by 11%, or $72.3 million, and 24%, or $13.4 million, respectively, in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, driven by improved performance in the Tobacco Operations segment.

Selling, general, and administrative expenses decreased by 14%, or $10.0 million, largely on approximately $7.3 million of lower net provisions for farmer advances in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023.

Adjusted operating income was up 37%, or $21.4 million, and adjusted net income attributable to Universal Corporation was up 20%, or $6.1 million, in the second quarter of fiscal year 2025, compared to the same period in the prior fiscal year, on strong performance in the Tobacco Operations segment.

Tobacco Operations Segment

Revenues and operating income for the Tobacco Operations segment increased by 14%, or $75.6 million, and 48%, or $24.9 million, respectively, for the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023. Tobacco Operations segment results reflect continued strong customer demand; an approximately 17% increase in the tobacco average sales price; larger, higher quality, better yielding crops from Africa; and accelerated shipment timing per certain customers’ requests. Uncommitted tobacco inventory levels remained low at about 10% at September 30, 2024.

Ingredients Operations Segment

Revenues and operating income for the Ingredients Operations segment decreased by 4%, or $3.3 million, and 72%, or $3.5 million, respectively, for the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, on unfavorable comparisons to last fiscal year's strong second fiscal quarter results. Sales volumes for some of the products in the Ingredients Operations segment were higher in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023. However, customer pressure due to the inflationary environment impacted demand and pricing for certain products in the Ingredients Operations segment in the quarter ended September 30, 2024.

Additional Items

Cost of goods sold increased 12%, or $60.9 million, in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, largely on higher tobacco sales prices, reflecting strong customer demand, and larger, higher quality, and better yielding African crops.

Interest expense was up $4 million in the quarter ended September 30, 2024, compared to the quarter ended September 30, 2023, on higher notes payable and overdrafts of approximately $278 million.

Restructuring and impairment costs of $10.6 million in the quarter ended September 30, 2024, related to the previously announced consolidation of our European sheet operations.

The consolidated effective tax rate for the three months ended September 30, 2024, was 29%. The consolidated tax for the three months ended September 30, 2023 was 22%. The consolidated effective tax rate for the quarter ended September 30, 2024, was higher than the consolidated tax rate for the quarter ended September 30, 2023, due to various factors, including the mix and timing of domestic and foreign earnings, discrete items, and the effect of exchange rate changes on taxes coupled with a minimal income tax benefit of $0.1 million associated with the $10.6 million of restructuring and impairment costs recognized for the consolidation of the sheet operations in fiscal year 2025.

Six Months Ended September 30, 2024, compared to Six Months Ended September 30, 2023

Consolidated Results

Revenues and operating income for the first half of fiscal year 2025 increased 13%, or $151.6 million, and 30%, or $19.6 million, respectively, compared to the first half of fiscal year 2024, driven primarily by improved performance in the Tobacco Operations segment.

Selling, general, and administrative expenses decreased by 5%, or $6.8 million, largely on $9.4 million of lower net provisions for farmer advances, but partially offset by higher sales commissions of $3.3 million in the six months ended September 30, 2024, compared to the six months ended September 30, 2023.

Adjusted operating income increased by 40%, or $27.6 million, and adjusted net income attributable to Universal Corporation increased by 29%, or $8.3 million, for the six months ended September 30, 2024, compared to the six months ended September 30, 2023, largely on strong performance in the Tobacco Operations segment.

Tobacco Operations Segment

Revenues for the Tobacco Operations segment increased by 14%, or $143.6 million, and operating income for the segment increased by 50%, or $30.5 million, in the six months ended September 30, 2024, compared to the six months ended September 30, 2023. Tobacco Operations segment results reflected continued strong customer demand; an approximately 13% increase in the tobacco average sales price; an approximately 2% increase in total tobacco sales volumes; larger, higher quality, better yielding crops from Africa; and accelerated shipment timing per certain customers’ requests. In addition, our tobacco procurement and marketing efforts have been successful in the six months ended September 30, 2024, despite negative impacts from adverse weather on certain tobacco crops, mainly in South America and North America this fiscal year.

Ingredients Operations Segment

Revenues and operating income for the Ingredients Operations segment increased by 5%, or $8.0 million, and 52%, or $1.4 million, respectively, in the six months ended September 30, 2024, compared to the six months ended September 30, 2023. Results for the Ingredients Operations segment reflected increased sales volumes for some products, including some sales of new products, as well as lower inventory write-downs of approximately $1.8 million compared to the six months ended September 30, 2023. However, customer pressure due to the inflationary environment impacted demand and pricing for certain products in the Ingredients Operations segment in the six months ended September 30, 2024.

Additional Items

Cost of goods sold increased 14%, or $130.8 million, in the six months ended September 30, 2024, compared to the six months ended September 30, 2023, largely on higher tobacco sales volumes and prices, reflecting strong customer demand and larger, higher quality, and better quality crops in Africa.

Restructuring and impairment costs of $10.6 million in the six months ended September 30, 2024, related to the previously announced consolidation of the Company’s European tobacco sheet operations.

The consolidated effective tax rate for the six months ended September 30, 2024, was 32%. The consolidated effective tax rate for the six months ended September 30, 2023, was 22%. The consolidated effective tax rate for the six months ended September 30, 2024, was higher than the consolidated tax rate for the six months ended September 30, 2023, due to various factors, including the mix and timing of domestic and foreign earnings, discrete items, and the effect of exchange rate changes on taxes coupled with a minimal income tax benefit of $0.1 million associated with the $10.6 million of restructuring and impairment costs recognized for the consolidation of the sheet operations in fiscal year 2025.

Sustainability

Universal continually looks to set new standards for social and environmental performance. The Company completed a thorough assessment of its sustainability practices and performance through EcoVadis, a leading global third-party platform for business sustainability ratings. As a result of the assessment, EcoVadis ranked Universal in the 91st percentile of the companies rated globally in the prior 12 months. The assessment included 21 sustainability criteria across four core themes: Environment, Labor & Human Rights, Ethics, and Sustainable Procurement.

Other Items

Reconciliation of Certain Non-GAAP Financial Measures

The following table sets forth certain non-recurring items included in reported results to reconcile adjusted net income to net income attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2024	2023	2024	2023
As Reported: Consolidated operating income	$68,736	$55,312	$85,961	$66,347
Restructuring and impairment costs(1)	10,573	2,599	10,573	2,599
As Adjusted operating income (Non-GAAP)	$79,309	$57,911	$96,534	$68,946

Adjusted Net Income Attributable to Universal Corporation and Adjusted Diluted Earnings Per Share Reconciliation

(in thousands except for per share amounts)	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
As Reported: Net income attributable to Universal Corporation	$25,940	$28,128	$26,070	$26,064
Restructuring and impairment costs(1)	10,573	2,599	10,573	2,599
Total of Non-GAAP adjustments to income before income taxes	10,573	2,599	10,573	2,599
Non-GAAP adjustments to income taxes
Income tax benefit from restructuring and impairment costs(2)	(132)	(465)	(132)	(465)
Total of income tax impacts for Non-GAAP adjustments to income before income taxes	(132)	(465)	(132)	(465)
As adjusted: Net income attributable to Universal Corporation (Non-GAAP)	$36,381	$30,262	$36,511	$28,198
As reported: Diluted earnings per share	$1.03	$1.12	$1.04	$1.04
As adjusted: Diluted earnings per share (Non-GAAP)	$1.45	$1.21	$1.46	$1.13

(1)    Restructuring and impairment costs are included in Consolidated operating income in the consolidated statements of income, but excluded for purposes of Adjusted operating income, Adjusted net income available to Universal Corporation, and Adjusted diluted earnings per share.
(2)    The income tax effect of Non-GAAP adjustments was determined based on the timing and nature of the specific Non-GAAP adjustments and their relevant jurisdictional income tax rates (foreign, state, and local) and the applicable U.S. federal income tax rates. The Company considers current and deferred income tax rates to calculate the impact to income taxes for the Non-GAAP adjustments.

The following table reconciles total debt to net debt and net capitalization:

Net Debt and Net Capitalization Reconciliation
	September 30,	September 30,	March 31,
(in thousands)	2024	2023	2024
Add: Notes payable and overdrafts	$579,132	$301,379	$417,217
Add: Long-term obligations	617,641	617,086	617,364
Add: Current portion of long-term obligations	—	—	—
Total Debt	1,196,773	918,465	1,034,581
Add: Customer advances and deposits	6,837	166,505	17,179
Less: Cash and cash equivalents	80,118	99,683	55,593
Net Debt (Non-GAAP)	$1,123,492	$985,287	$996,167
Add: Total Universal Corporation shareholders' equity	1,420,566	1,384,189	1,437,207
Net Capitalization (Non-GAAP)	$2,544,058	$2,369,476	$2,433,374

Net Debt/Net Capitalization (Non-GAAP)	44%	42%	41%

Liquidity and Capital Resources

Overview

The first half of our fiscal year is usually a period of significant working capital investment in Africa, South America, and the United States as tobacco crops are delivered by farmers. Due to market conditions in Brazil, we made the strategic decision in the quarter ended March 31, 2024, to accelerate tobacco purchases there. Therefore, some of our working capital investments for the Brazil crop that typically would have been made in our fiscal year 2025, were made in our fiscal year 2024, reducing required working capital investments in the six months ended September 30, 2024. We funded our working capital needs in the six months ended September 30, 2024, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. Tobacco sales are expected to be more heavily weighted to the second half of fiscal year 2025.

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

Operating Activities

Net cash used by our operations was $47.4 million during the six months ended September 30, 2024. The net use of cash was $57.9 million more than during the same period in fiscal year 2024, primarily on lower customer advances and deposits largely offset by lower working capital requirements in the six months ended September 30, 2024, due to accelerated tobacco purchases in Brazil in our fiscal year 2024. Customer advances and deposits were lower in the six months ended September 30, 2024, compared to the same period in the prior fiscal year, primarily due to a customer arrangement providing for a higher amount of advances on tobacco crop purchases in fiscal year 2024 that was not repeated in fiscal year 2025. Tobacco inventory levels were $1.1 billion at September 30, 2024. Tobacco inventory levels were $15.6 million below September 30, 2023 levels, primarily on the timing of tobacco crop purchases and shipments. We generally do not purchase material quantities of tobacco on a speculative basis. However, when we contract directly with tobacco farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. As of September 30, 2024, our uncommitted tobacco inventories were $108.0 million, or about 10% of total tobacco inventory, compared to $181.1 million, or about 17% of our tobacco inventory as of March 31, 2024, and $130.2 million, or about 12% of our tobacco inventory as of September 30, 2023. While we target committed inventory levels of 80% or more of total tobacco inventory, the level of these uncommitted inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders.

Our balance sheet accounts reflected seasonal patterns in the six months ended September 30, 2024, on deliveries of tobacco crops by farmers in Africa, South America, and the United States. Accounts receivable increased by $12.3 million from March 31, 2024 levels, on tobacco crop shipments offset in part by collections on receivables. Accounts receivable—unconsolidated affiliates were up $61.3 million from March 31, 2024 levels, on the timing of tobacco crop purchases and shipments. Notes payable and overdrafts were up $161.9 million from March 31, 2024 levels, on seasonal working capital needs.

Accounts receivable were up $168.7 million at September 30, 2024, compared to the same period in the prior fiscal year, on higher sales of carryover crop tobacco as well as the timing of tobacco crop shipments. Advances to suppliers at September 30, 2024 were $34.1 million higher, compared to the same period in the prior fiscal year, on larger tobacco volumes in certain regions. Notes payable and overdrafts were up $277.8 million compared to September 30, 2023 levels, in part due to lower customer advances available to fund working capital needs. Customer advances and deposits were $159.7 million lower at September 30, 2024, compared to September 30, 2023, primarily due to a customer arrangement providing for a higher amount of advances on tobacco crop purchases in fiscal year 2024 that was not repeated in the first quarter of fiscal year 2025.

Investing Activities

Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities for our ingredients business; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return as well as leverage our assets and expertise or enhance our farmer base. Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the six months ended September 30, 2024 and 2023, we invested about $38.8 million and $32.6 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $23.8 million and $23.4 million for the six months ended September 30, 2024 and 2023, respectively. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, invest in sustainability projects, add value for our customers, and position ourselves for future growth. We currently expect to spend approximately $50 to $60 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.

On November 7, 2024, we announced that our Board of Directors had approved a new share repurchase program, which replaced the share repurchase program expiring November 15, 2024, for the purchase of up to $100 million of our common stock through November 15, 2026. Under the new program, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended September 30, 2024, we did not purchase any shares of common stock. As of September 30, 2024, approximately 24.7 million shares of our common stock were outstanding.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization was approximately 44% at September 30, 2024, up from the September 30, 2023 level of approximately 42%, and up from the March 31, 2024 level of approximately 41%. As of September 30, 2024, we had $80.1 million in cash and cash equivalents, and our short-term debt totaled $579.1 million. As discussed in Note 15. "Subsequent Event" to the consolidated financial statements, we obtained lender consents for our committed revolving credit facility (the "Consents"). The Consents provided for, among other things, an extension to file until June 16, 2025, the second and third quarter financial statements with the SEC. Based on our September 30, 2024 financial statements and our December 31, 2024 financial statements, we were in compliance with the financial covenants in the committed revolving credit facility as of the end of each of the second and third fiscal quarters.

As of September 30, 2024, we had $330 million available under the committed revolving credit facility that will mature in December 2027, and we had approximately $57 million in available, uncommitted credit lines. We have no long-term debt maturing until fiscal year 2028.

Our seasonal working capital requirements for our tobacco business typically increase significantly between March and September and decline after mid-fiscal year. Available capital resources from our cash balances, committed revolving credit facility, and uncommitted credit lines exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At September 30, 2024, the fair value of our outstanding interest rate swap agreements was a liability of about $2.6 million, and the notional amount swapped was $310 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on a portion of our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecasted purchases of tobacco, related processing costs, and crop input sales, as well as our net monetary balance sheet exposures in local currency. We generally account for our hedges of forecasted tobacco purchases as cash flow hedges. At September 30, 2024, the fair value of our open hedges for forecasted tobacco purchases was a net liability of approximately $3.6 million. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net liability of approximately $3.2 million at September 30, 2024.

Critical Accounting Estimates

A summary of our critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K. Our critical accounting policies have not changed from those reported in the 2024 Form 10-K.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding the portion of our bank term loans that have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $889 million at September 30, 2024. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $8.9 million, that amount would be at least partially mitigated by changes in charges to customers.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that, as a result of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.
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
As result of the discovery of the embezzlement, the Company’s management reassessed the design and effectiveness of its internal control over financial reporting. This reassessment identified certain control activities at MLT that were deficient in that they had failed to prevent or detect the embezzlement in a timely manner. Additionally, the Company’s management concluded that it was unable to rely on controls performed at MLT due to the lack of competence and integrity of certain individuals at MLT executing those controls. The Company’s management concluded that these control deficiencies collectively constituted a material weakness in the Company’s internal control over financial reporting as of March 31, 2024. While these deficiencies did not result in a material misstatement of the Company’s consolidated financial statements for the fiscal year ended March 31, 2024 or the quarter ended June 30, 2024, there is a reasonable possibility that these deficiencies could have resulted in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Additionally, the conclusions by the Company’s management relating to the Controls and Procedures included in Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (the “Q1 Form 10-Q”) should no longer be relied upon due to the material weakness described above.
Notwithstanding the material weakness, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s consolidated financial statements included in the original Form 10-K and the Q1 Form 10-Q were fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented. Therefore, no restatement of any prior period financial statements was required.
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
Changes in Internal Control Over Financial Reporting
Except for the material weakness and implementation of the remediation plan described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

With the exception of the additional risk factors discussed below, there are no material changes to the risk factors previously disclosed in our 2024 Form 10-K. In evaluating our risks, readers should carefully consider the risk factors discussed below and in our 2024 Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the SEC.

We have identified a material weakness in our internal control over financial reporting and, if we are not able to remediate the material weakness, or if we identify additional material weaknesses in the future or otherwise fail to design and maintain effective internal control over financial reporting, we may be unable to accurately report our results of operations, meet our reporting obligations or prevent misstatements due to fraud or error.
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2024. As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “Original Form 10-K”), based on that evaluation, the Company concluded that its internal control over financial reporting was effective as of March 31, 2024. However, as disclosed in Amendment No. 1 to the Original Form 10-K, for the reasons discussed below, the Company’s management conducted a reevaluation of the effectiveness of the Company’s internal control over financial reporting. Based on this reassessment, the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2024.
As previously disclosed, in August 2024, shortly before filing the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, the Company’s management was made aware of embezzlement by a former senior finance employee at the Company’s Mozambique subsidiary, Mozambique Leaf Tobacco Ltda. (“MLT”). As result of the discovery of the embezzlement, the Company’s management reassessed the effectiveness of its internal control over financial reporting. This reassessment identified certain control activities at MLT that were deficient in that they had failed to prevent or detect the embezzlement in a timely manner. Additionally, the Company’s management concluded that it was unable to rely on controls performed at MLT due to the lack of competence and integrity of certain individuals at MLT executing those controls. The Company’s management concluded that these control deficiencies collectively constituted a material weakness in the Company’s internal control over financial reporting as of March 31, 2024. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
While this material weakness did not result in a material misstatement of the Company’s consolidated financial statements, these deficient control activities had not been remediated as of March 31, 2024, and there is a reasonable possibility that they could have resulted in a material misstatement in the Company’s annual or interim consolidated financial statements that would not be prevented or detected. The Company, under the oversight of the Audit Committee, has taken steps to implement its remediation plan. However, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. Furthermore, the Company cannot give any assurance that the measures it takes will remediate the material weakness.
The Company cannot give any assurance that additional material weaknesses will not arise in the future. Any failure to remediate the material weakness, or the development of new material weaknesses in the Company’s internal control over financial reporting, could result in material misstatements in the Company’s financial statements and cause it to fail to meet our reporting and financial obligations, which in turn could have a negative impact on its financial condition, results of operations or cash flows, restrict its ability to access the capital markets, require significant resources to correct the material weaknesses or deficiencies, subject the Company to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence and cause a decline in the market price of the Company’s stock.

The Company is no longer eligible to use a Form S-3 registration statement, which could impair its capital-raising activities.
As a result of the Company’s failure to timely file its Form 10-Q for the quarter ended September 30, 2024, and the Form 10-Q for the quarter ended December 31, 2024 with the SEC, it is no longer eligible to use a Form S-3 registration statement. Further, as a result of the late Form 10-Q filing for the quarter ended September 30, 2024 and the late Form 10-Q filing for the quarter ended December 31, 2024, the Company is also no longer a “well-known seasoned issuer,” as such term is used in the SEC’s regulations, which otherwise would allow it to, among other things, file automatically effective Form S-3 registration statements. The Company’s eligibility to use a Form S-3 registration statement may not be restored until March 1, 2026, and then only if it has not had any other filing delinquency that would preclude Form S-3 eligibility and satisfies all other requirements for Form S-3 eligibility. During any period when the Company is not eligible to use Form S-3 or qualify as a “well-known seasoned issuer,” its capital-raising ability may be impaired. Under these circumstances, the Company would be required to conduct its offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase the Company’s transaction costs, and could, to the extent it is not able to conduct offerings using alternative methods, adversely impact the Company’s ability to raise capital or complete acquisitions of other companies in a timely manner.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY

    The following table sets forth repurchased shares of our common stock during the three-month period ended September 30, 2024:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1-31, 2024	—	$—	—	$95,255,674
August 1-31, 2024	—	—	—	95,255,674
September 1-30, 2024	—	—	—	95,255,674
Total	—	$—	—	$95,255,674
(1)Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.

(2)Amounts listed for average price paid per share include broker commissions paid in the transactions.

(3)A stock repurchase program, which was authorized by the Company's Board of Directors, became effective and was publicly announced on November 3, 2022. This stock repurchase program authorized the purchase of up to $100 million in common stock in open market or privately negotiated transactions through November 15, 2024, subject to market conditions and other factors. The program had $95 million of remaining capacity for repurchases of common stock at September 30, 2024. This stock repurchase program was replaced on November 6, 2024 when the Company's Board of Directors authorized a new stock repurchase program up to $100 million in common stock through November 15, 2026, subject to market conditions and other factors.

Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain provisions of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at September 30, 2024.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

 ITEM 6.   EXHIBITS

10.2	Consulting Agreement with George C. Freeman, III.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (submitted electronically herewith).*

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

UNIVERSAL CORPORATION
(Registrant)

Date:	April 21, 2025	/s/ Johan C. Kroner
Johan C. Kroner, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 21, 2025	/s/ Scott J. Bleicher
Scott J. Bleicher, Vice President and Controller
(Principal Accounting Officer)