Form 10-Q
period 2024-12-31
UNIVERSAL CORP /VA/
filed 2025-04-21
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	DECEMBER 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$937,193	$821,507	$2,245,005	$1,977,713
Costs and expenses
Cost of goods sold	743,605	654,556	1,812,351	1,592,533
Selling, general and administrative expenses	89,512	78,563	232,044	227,846
Restructuring and impairment costs	—	924	10,573	3,523
Operating income	104,076	87,464	190,037	153,811
Equity in pretax earnings (loss) of unconsolidated affiliates	2,149	1,384	1,647	(3,495)
Other non-operating income (expense)	468	726	1,393	2,179
Interest income	623	1,720	1,726	4,038
Interest expense	19,303	15,525	61,310	48,121
Income (loss) before income taxes and other items	88,013	75,769	133,493	108,412
Income taxes	20,217	14,482	34,552	21,498
Net income (loss)	67,796	61,287	98,941	86,914
Less: net loss (income) attributable to noncontrolling interests in subsidiaries	(8,157)	(8,071)	(13,232)	(7,634)
Net income (loss) attributable to Universal Corporation	$59,639	$53,216	$85,709	$79,280

Earnings per share:
Basic	$2.39	$2.14	$3.44	$3.19
Diluted	$2.37	$2.12	$3.41	$3.17

Weighted average common shares outstanding:
Basic	24,980,792	24,849,498	24,934,786	24,853,774
Diluted	25,142,667	25,055,829	25,115,153	25,017,167

Total comprehensive income (loss), net of income taxes	$56,974	$55,884	$82,155	$83,638
Less: comprehensive (income) loss attributable to noncontrolling interests	(7,784)	(8,255)	(12,466)	(7,555)
Comprehensive income (loss) attributable to Universal Corporation	$49,190	$47,629	$69,689	$76,083

Dividends declared per common share	$0.81	$0.80	$2.43	$2.40

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2024	2023	2024
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$215,108	$74,102	$55,593
Accounts receivable, net	650,021	435,306	525,262
Advances to suppliers, net	156,108	159,481	139,064
Accounts receivable—unconsolidated affiliates	578	33,109	5,385
Inventories—at lower of cost or net realizable value:
Tobacco	924,684	1,009,030	1,070,580
Other	189,663	196,246	193,518
Prepaid income taxes	10,930	18,304	19,484
Other current assets	68,553	88,051	93,655
Total current assets	2,215,645	2,013,629	2,102,541

Property, plant and equipment
Land	26,081	26,516	26,244
Buildings	327,376	319,740	323,969
Machinery and equipment	709,840	720,816	693,868
	1,063,297	1,067,072	1,044,081
Less accumulated depreciation	(689,445)	(706,642)	(678,201)
	373,852	360,430	365,880
Other assets
Operating lease right-of-use assets	33,982	34,913	32,510
Goodwill, net	213,819	213,891	213,869
Other intangibles, net	60,444	71,697	68,883
Investments in unconsolidated affiliates	70,351	75,335	76,289
Deferred income taxes	17,517	14,855	15,181
Pension asset	12,511	11,586	11,857
Other noncurrent assets	42,298	37,538	50,229
	450,922	459,815	468,818

Total assets	$3,040,419	$2,833,874	$2,937,239

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	December 31,	December 31,	March 31,
	2024	2023	2024
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$538,526	$365,327	$417,217
Accounts payable	78,327	89,301	108,727
Accounts payable—unconsolidated affiliates	5,985	122	1,621
Customer advances and deposits	3,362	19,620	17,179
Accrued compensation	32,232	27,967	39,766
Income taxes payable	15,341	5,499	7,477
Current portion of operating lease liabilities	9,835	10,403	10,356
Accrued expenses and other current liabilities	135,707	106,635	109,015
Current portion of long-term debt	—	—	—
Total current liabilities	819,315	624,874	711,358

Long-term debt	617,780	617,225	617,364
Pensions and other postretirement benefits	36,485	43,301	43,251
Long-term operating lease liabilities	20,408	22,050	19,302
Other long-term liabilities	18,688	26,609	27,902
Deferred income taxes	35,831	41,165	39,139
Total liabilities	1,548,507	1,375,224	1,458,316

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,715,625 shares issued and outstanding at December 31, 2024 (24,559,181 at December 31, 2023 and 24,573,408 at March 31, 2024)	350,243	344,467	345,596
Retained earnings	1,197,972	1,152,863	1,173,196
Accumulated other comprehensive loss	(97,605)	(80,254)	(81,585)
Total Universal Corporation shareholders' equity	1,450,610	1,417,076	1,437,207
Noncontrolling interests in subsidiaries	41,302	41,574	41,716
Total shareholders' equity	1,491,912	1,458,650	1,478,923

Total liabilities and shareholders' equity	$3,040,419	$2,833,874	$2,937,239

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Nine Months Ended December 31,
	2024	2023
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$98,941	$86,914
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	44,554	43,843
Net provision for losses (recoveries) on advances to suppliers	(445)	9,950
Inventory writedowns	6,624	4,813
Stock-based compensation expense	7,458	10,625
Foreign currency remeasurement (gain) loss, net	12,183	3,227
Foreign currency exchange contracts	3,206	2,655
Deferred income taxes	(3,616)	(2,078)
Equity in net loss (income) of unconsolidated affiliates, net of dividends	2,767	2,055
Restructuring and impairment costs	10,573	3,523
Restructuring payments	(892)	(999)
Other, net	3,087	734
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(130,672)	(61,434)
Inventories	132,318	(169,129)
Other assets	20,097	16,539
Accounts payable	(23,259)	(1,422)
Accrued expenses and other current liabilities	(17,869)	(13,356)
Income taxes	16,306	19
Customer advances and deposits	(13,133)	16,784
Net cash provided (used) by operating activities	168,228	(46,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(54,885)	(47,732)
Proceeds from sale of business, net of cash held by the business	—	3,757
Proceeds from sale of property, plant and equipment	2,035	1,932
Net cash used by investing activities	(52,850)	(42,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	121,094	170,433
Dividends paid to noncontrolling interests	(12,880)	(5,845)
Repurchase of common stock	—	(4,744)
Dividends paid on common stock	(59,666)	(58,755)
Other	(3,716)	(2,973)
Net cash provided (used) by financing activities	44,832	98,116

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(695)	76
Net increase (decrease) in cash, restricted cash and cash equivalents	159,515	9,412
Cash, restricted cash and cash equivalents at beginning of year	55,593	64,690

Cash, restricted cash and cash equivalents at end of period	$215,108	$74,102

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

Tobacco Operations
During the nine months ended December 31, 2024, the Company began consolidating its European sheet tobacco operations into the Company's facility in the Netherlands, by initiating a wind-down of activities at its sheet facility in Germany, incurring $10.5 million of restructuring and impairment costs. Additionally, during the nine months ended December 31, 2024, the Company also incurred $0.1 million of termination and impairment costs in other areas of the Tobacco Operations segment.

During the nine months ended December 31, 2023, the Company incurred $1.8 million of restructuring and impairment costs for its Global Labs Services ("GLS") facility in Wilson, NC. GLS provided testing for crop protection agents and tobacco constituents in seed, leaf, and finished products, including e-cigarette liquids and vapors, and had capabilities for testing non-tobacco products. The restructuring and impairment costs were net of approximately $0.2 million of income from the sale of GLS processes and procedures to a third-party buyer. Additionally, during the nine months ended December 31, 2023, the Company also incurred $1.7 million of termination and impairment costs in other areas of the Tobacco Operations segment.

A summary of the restructuring and impairment costs recorded for the three and nine months ended December 31, 2024 and 2023 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2024	2023	2024	2023

Restructuring costs:
Employee termination benefits	$—	$212	$4,342	$1,615
Other	—	—	1,372	(182)
Total restructuring costs	—	212	5,714	1,433
Impairment costs:
Property, plant and equipment	—	712	4,859	2,090
Total impairment costs	—	712	4,859	2,090
Total restructuring and impairment costs	$—	$924	$10,573	$3,523

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

Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2024	2023	2024	2023

Tobacco sales	$811,743	$694,215	$1,901,564	$1,635,105
Ingredients sales	78,705	72,254	235,942	221,309
Processing revenue	21,128	20,448	49,877	58,342
Other sales and revenue from contracts with customers	16,405	26,216	45,369	50,554
Total revenue from contracts with customers	927,981	813,133	2,232,752	1,965,310
Other operating sales and revenues	9,212	8,374	12,253	12,403
Consolidated sales and other operating revenues	$937,193	$821,507	$2,245,005	$1,977,713

    Other operating sales and revenues consists principally of interest on advances to suppliers and dividend payments from deconsolidated affiliates.

NOTE 4. OTHER CONTINGENT LIABILITIES AND OTHER MATTERS

Other Contingent Liabilities

Other Contingent Liabilities (Letters of credit)
The Company had other contingent liabilities totaling approximately $1 million at December 31, 2024, primarily related to outstanding letters of credit.

Value-Added Tax Assessments in Brazil
As further discussed below, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s Brazilian operating subsidiary pays VAT when tobaccos grown outside the state of Rio Grande do Sul are transferred to the factory for processing. The subsidiary has received assessments for additional VAT plus interest and penalties from tax authorities for the state of Parana based on audits of the subsidiary’s VAT filings for specified periods. In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $9 million. Those amounts are based on the exchange rate for the Brazilian currency at December 31, 2024. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities in determining all or significant portions of this assessment and that various defenses support the subsidiary’s positions.
Management of the subsidiary and outside counsel challenged the full amount of the Parana assessment claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods, reflecting a substantial reduction from the original assessment. In fiscal year 2020, the Parana tax authorities acknowledged the statute of limitations related to claims prior to December 2010 had expired and reduced the assessment to $2 million (at the December 31, 2024 exchange rate). Notwithstanding the reduced assessment, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $2 million assessment. However, based on the strength of the subsidiary's defenses, no loss within that range is considered probable at this time and no liability has been recorded at December 31, 2024.
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

Advances to Suppliers

In many sourcing origins where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several origins, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $172 million at December 31, 2024, $186 million at December 31, 2023, and $162 million at March 31, 2024. The related valuation allowances totaled $15 million at December 31, 2024, $25 million at December 31, 2023, and $20 million at March 31, 2024, and were estimated based on the Company’s historical loss information and crop projections. The allowances were decreased by net recoveries of $0.4 million in the nine-month period ended December 31, 2024 and increased by net provisions of approximately $10.0 million in the nine-month period ended December 31, 2023. These net recoveries and provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.

Recoverable Value-Added Tax Credits

In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of VAT on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At December 31, 2024, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $62 million ($63 million at December 31, 2023 and $72 million at March 31, 2024). The related valuation allowances totaled approximately $21 million at December 31, 2024 and 2023, and March 31, 2024. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.

Stock Repurchase Program

A stock repurchase program, which was authorized by the Company's Board of Directors, became effective and was publicly announced on November 7, 2024. This stock repurchase program authorized the purchase of up to $100 million in common stock in open market or privately negotiated transactions through November 15, 2026, subject to market conditions and other factors. The program had $100 million of remaining capacity for repurchases of common stock at December 31, 2024.
NOTE 5.   EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per share data)	2024	2023	2024	2023

Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$59,639	$53,216	$85,709	$79,280

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	24,980,792	24,849,498	24,934,786	24,853,774

Basic earnings (loss) per share	$2.39	$2.14	$3.44	$3.19

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$59,639	$53,216	$85,709	$79,280

Denominator for diluted earnings (loss) per share:
Weighted average shares outstanding	24,980,792	24,849,498	24,934,786	24,853,774
Effect of dilutive securities
Employee and outside director share-based awards	161,875	206,331	180,367	163,393
Denominator for diluted earnings (loss) per share	25,142,667	25,055,829	25,115,153	25,017,167

Diluted earnings (loss) per share	$2.37	$2.12	$3.41	$3.17

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

Three and nine months ended December 31, 2024
The Company's consolidated effective income tax rate for the three and nine months ended December 31, 2024 was 23.0% and 25.9%, respectively.

Three and nine months ended December 31, 2023
    The Company's consolidated effective income tax rate for the three and nine months ended December 31, 2023 was 19.1% and 19.8%, respectively.

NOTE 7.   GOODWILL AND OTHER INTANGIBLES

The Company's changes in goodwill at December 31, 2024 and 2023 consisted of the following:

(in thousands of dollars)	Nine Months Ended December 31,
	2024	2023
Balance at beginning of fiscal year	$213,869	$213,922
Foreign currency translation adjustment	(50)	(31)
Balance at end of period	$213,819	$213,891

The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at December 31, 2024 and 2023 and at March 31, 2024:

(in thousands, except useful life)				December 31, 2024
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(31,222)	$55,278
Trade names		5		11,100	(9,930)	1,170
Developed technology		13		9,300	(5,925)	3,375
Noncompetition agreements	4	—	5	4,000	(3,437)	563
Other		5		772	(714)	58
Total intangible assets				$111,672	$(51,228)	$60,444

				December 31, 2023
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(23,491)	$63,009
Trade names		5		11,100	(7,710)	3,390
Developed technology		13		9,300	(5,579)	3,721
Noncompetition agreements	4	—	5	4,000	(2,488)	1,512
Other		5		792	(727)	65
Total intangible assets				$111,692	$(39,995)	$71,697

				March 31, 2024
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(25,424)	$61,076
Trade names		5		11,100	(8,265)	2,835
Developed technology		13		9,300	(5,665)	3,635
Noncompetition agreements	4	—	5	4,000	(2,725)	1,275
Other		5		782	(720)	62
Total intangible assets				$111,682	$(42,799)	$68,883
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life, as noted above.

The Company's amortization expense for intangible assets for the three and nine months ended December 31, 2024 and 2023 was:

(in thousands of dollars)	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Amortization Expense	$2,765	$2,862	$8,429	$8,475

Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated statements of income. The amortization expense for other intangible assets is recorded in selling, general, and administrative expenses in the consolidated statements of income.
As of December 31, 2024, the expected future amortization expense for intangible assets is as follows:

Fiscal Year (in thousands of dollars)
2025 (excluding the nine months ended December 31, 2024)	$2,608
2026	9,279
2027	8,077
2028	8,077
2029 and thereafter	32,403
Total expected future amortization expense	$60,444

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
Cash Flow Hedging Strategy for Interest Rate Risk
In December 2022, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2022. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At December 31, 2024, the total notional amount of the interest rate swaps was $310 million, which corresponded to a portion of the aggregate outstanding balance of the term loans.

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
The aggregate U.S. dollar notional amounts of forward and option contracts entered into for these purposes during the nine-month periods in fiscal years 2025 and 2024 was as follows:

	Nine Months Ended December 31,
(in millions of dollars)	2024	2023

Tobacco purchases	$101.4	$30.3
Processing costs	15.7	4.9
Operating costs	28.9	—
Total	$146.0	$35.2

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
The table below presents the expected timing of when the remaining accumulated other comprehensive gains and losses as of December 31, 2024 for cash flows hedges of tobacco purchases and crop input sales are expected to be recognized in earnings.

Hedging Program	Crop Year	Geographic Location(s)	Fiscal Year Earnings
Tobacco purchases	2025	Brazil	2026
Crop input sales	2024	Brazil	2025
Crop input sales	2025	Brazil	2026
Forward contracts related to processing costs and operating costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.

Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at December 31, 2024 and 2023, and March 31, 2024, were approximately $66.7 million, $97.2 million, and $20.9 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2024	2023	2024	2023

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$9,936	$(10,249)	$3,590	$7,815
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$997	$1,479	$3,986	$4,105
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$688	$1,570	$2,065	$4,709
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(10,217)	$—	$(12,769)	$2,019
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(142)	$2,190	$462	$6,330
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$—	$1,138
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$1,127	$(3,241)	$538	$(4,010)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.
For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases and the crop input sales in Brazil, a net hedge loss of approximately $13.3 million remained in accumulated other comprehensive loss at December 31, 2024. That balance reflects gains and losses on contracts related to the 2025 Brazil crop, and the 2025 and 2024 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through December 31, 2024. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at December 31, 2024 and 2023, and March 31, 2024:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		December 31, 2024	December 31, 2023	March 31, 2024		December 31, 2024	December 31, 2023	March 31, 2024

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$6,310	$633	$6,706	Other long-term liabilities	$—	$—	$—

Foreign currency exchange contracts	Other current assets	—	—	77	Accounts payable and accrued expenses	13,843	—	9
Total		$6,310	$633	$6,783		$13,843	$—	$9

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$628	$183	$245	Accounts payable and accrued expenses	$3,392	$1,377	$12
Total		$628	$183	$245		$3,392	$1,377	$12

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

Recurring Fair Value Measurements

At December 31, 2024 and 2023, and at March 31, 2024, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	December 31, 2024
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$149	$—	$—	$—	$149
Trading securities associated with deferred compensation plans	—	11,930	—	—	11,930
Interest rate swap agreements	—	—	6,310	—	6,310
Foreign currency exchange contracts	—	—	628	—	628
Total financial assets measured and reported at fair value	$149	$11,930	$6,938	$—	$19,017

Liabilities
Foreign currency exchange contracts	$—	$—	$17,235	$—	$17,235
Total financial liabilities measured and reported at fair value	$—	$—	$17,235	$—	$17,235

	December 31, 2023
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$145	$—	$—	$—	$145
Trading securities associated with deferred compensation plans	—	11,880	—	—	11,880
Interest rate swap agreements	—	—	633	—	633
Foreign currency exchange contracts	—	—	183	—	183
Total financial assets measured and reported at fair value	$145	$11,880	$816	$—	$12,841

Liabilities
Foreign currency exchange contracts	$—	$—	$1,377	$—	$1,377
Total financial liabilities measured and reported at fair value	$—	$—	$1,377	$—	$1,377

	March 31, 2024
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$145	$—	$—	$—	$145
Trading securities associated with deferred compensation plans	—	12,409	—	—	12,409
Interest rate swap agreements	—	—	6,706	—	6,706
Foreign currency exchange contracts	—	—	322	—	322
Total financial assets measured and reported at fair value	$145	$12,409	$7,028	$—	$19,582

Liabilities
Foreign currency exchange contracts	$—	$—	$21	$—	$21
Total financial liabilities measured and reported at fair value	$—	$—	$21	$—	$21

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

Long-term Debt

The following table summarizes the fair and carrying value of the Company’s long-term debt, and if applicable any current portion, at each of the balance sheet dates December 31, 2024, and 2023 and March 31, 2024:

(in millions of dollars)	December 31, 2024	December 31, 2023	March 31, 2024
Fair market value of long term obligations	$618	$617	$618
Carrying value of long term obligations	$620	$620	$620
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
The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
(in thousands of dollars)	2024	2023	2024	2023

Service cost	$1,315	$1,280	$22	$24
Interest cost	2,875	2,897	259	263
Expected return on plan assets	(3,606)	(3,887)	(13)	(15)
Net amortization and deferral	174	205	(157)	(189)
Net periodic benefit cost	$758	$495	$111	$83

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2024	2023	2024	2023

Service cost	$3,956	$3,848	$69	$73
Interest cost	8,629	8,696	794	793
Expected return on plan assets	(10,820)	(11,663)	(41)	(47)
Net amortization and deferral	522	611	(477)	(569)
Net periodic benefit cost	$2,287	$1,492	$345	$250

During the nine months ended December 31, 2024, the Company made contributions of approximately $1.6 million to its pension plans. Additional contributions of $1.3 million are expected during the remaining three months of fiscal year 2025.

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
During the nine-month periods ended December 31, 2024 and 2023, the Company issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Nine Months Ended December 31,
	2024	2023

RSUs:
Number granted	134,360	93,300
Grant date fair value	$49.08	$51.34

PSUs:
Number granted	62,085	54,700
Grant date fair value	$38.23	$43.01

Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. The Company accounts for forfeitures of stock-based awards as they occur. For the nine-month periods ended December 31, 2024 and 2023, the Company recorded total stock-based compensation expense of approximately $7.5 million and $10.6 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $0.7 million during the remaining three months of fiscal year 2025.

NOTE 12. OPERATING SEGMENTS

The Company conducts operations across two reportable operating segments, Tobacco Operations and Ingredients Operations.
The Tobacco Operations segment activities involve contracting, procuring, processing, packing, storing, and shipping leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world. Through various operating subsidiaries located in tobacco-growing countries around the world and significant ownership interests in unconsolidated affiliates, the Company processes or sells flue-cured and burley tobaccos, dark air-cured tobaccos, and oriental tobaccos. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, pipe tobacco, and smokeless tobacco products. Some of these tobacco types are also increasingly used in the manufacturing of next generation tobacco products that are intended to provide consumers with an alternative to traditional combustible products. The Tobacco Operations segment also provides physical and chemical product testing for tobacco customers. A substantial portion of the Company’s Tobacco Operations' revenues are derived from sales to a limited number of large, multinational cigarette and cigar manufacturers.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2024	2023	2024	2023

SALES AND OTHER OPERATING REVENUES
Tobacco Operations	$853,884	$743,933	$1,996,051	$1,742,494
Ingredients Operations	83,309	77,574	248,954	235,219
Consolidated sales and other operating revenues	$937,193	$821,507	$2,245,005	$1,977,713

OPERATING INCOME (LOSS)
Tobacco Operations	$102,566	$87,605	$194,354	$148,875
Ingredients Operations	3,659	2,167	7,903	4,964
Segment operating income	106,225	89,772	202,257	153,839
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (1)	(2,149)	(1,384)	(1,647)	3,495
Restructuring and impairment costs (2)	—	(924)	(10,573)	(3,523)
Consolidated operating income	$104,076	$87,464	$190,037	$153,811

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

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended December 31,
(in thousands of dollars)	2024	2023
Foreign currency translation:
Balance at beginning of year	$(44,815)	$(44,233)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	(3,014)	1,090
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	766	79
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(2,248)	1,169
Balance at end of period	$(47,063)	$(43,064)

Foreign currency hedge:
Balance at beginning of year	$(616)	$4,899
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $3,000 and $(153))	(11,414)	703
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $55 and $1,422) (1)	(10)	(4,530)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(11,424)	(3,827)
Balance at end of period	$(12,040)	$1,072

Interest rate hedge:
Balance at beginning of year	$8,488	$5,253
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(1,475) and $(2,063))	2,115	5,751
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $2,486 and $2,327) (2)	(3,565)	(6,486)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(1,450)	(735)
Balance at end of period	$7,038	$4,518

Pension and other postretirement benefit plans:
Balance at beginning of year	$(44,642)	$(42,976)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $(30) and $(38))(3)	(898)	196
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(898)	196
Balance at end of period	$(45,540)	$(42,780)

Total accumulated other comprehensive loss at end of period	$(97,605)	$(80,254)
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

NOTE 14. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES

A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three and nine months ended December 31, 2024 and 2023 is as follows:

	Three Months Ended December 31, 2024			Three Months Ended December 31, 2023
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of three-month period	$1,420,566	$37,438	$1,458,004	$1,384,189	$33,319	$1,417,508

Changes in common stock
Accrual of stock-based compensation	874	—	874	4,914	—	4,914
Withholding of shares from stock-based compensation for grantee income taxes	—	—	—	(9)	—	(9)
Dividend equivalents on RSUs	305	—	305	321	—	321

Changes in retained earnings
Net income (loss)	59,639	8,157	67,796	53,216	8,071	61,287
Cash dividends declared
Common stock	(20,020)	—	(20,020)	(19,647)	—	(19,647)
Dividend equivalents on RSUs	(305)	—	(305)	(321)	—	(321)

Other comprehensive income (loss)	(10,449)	(373)	(10,822)	(5,587)	184	(5,403)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(3,920)	(3,920)	—	—	—
Balance at end of period	$1,450,610	$41,302	$1,491,912	$1,417,076	$41,574	$1,458,650

	Nine Months Ended December 31, 2024			Nine Months Ended December 31, 2023
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,437,207	$41,716	$1,478,923	$1,397,088	$39,864	$1,436,952

Changes in common stock
Repurchase of common stock	—	—	—	(1,373)	—	(1,373)
Accrual of stock-based compensation	7,457	—	7,457	10,625	—	10,625
Withholding of shares from stock-based compensation for grantee income taxes	(3,715)	—	(3,715)	(2,972)	—	(2,972)
Dividend equivalents on RSUs	905	—	905	940	—	940

Changes in retained earnings
Net income	85,709	13,232	98,941	79,280	7,634	86,914
Cash dividends declared
Common stock	(60,028)	—	(60,028)	(59,004)	—	(59,004)
Repurchase of common stock	—	—	—	(3,371)	—	(3,371)
Dividend equivalents on RSUs	(905)	—	(905)	(940)	—	(940)

Other comprehensive income (loss)	(16,020)	(766)	(16,786)	(3,197)	(79)	(3,276)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(12,880)	(12,880)	—	(5,845)	(5,845)
Balance at end of period	$1,450,610	$41,302	$1,491,912	$1,417,076	$41,574	$1,458,650

NOTE 15. SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, the terms “we,” “our,” “us” or “Universal” or the “Company” refer to Universal Corporation together with its subsidiaries. This Quarterly Report on Form 10-Q ("Form 10-Q") and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission (the "SEC") and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: success in pursuing strategic investments or acquisitions and integration of new businesses and the impact of these new businesses on future results; product purchased not meeting quality and quantity requirements; our reliance on a few large customers; our ability to maintain effective information systems and safeguard confidential information; anticipated levels of demand for and supply of our products and services; costs incurred in providing these products and services, including increased transportation costs and delays attributed to global supply chain challenges; timing of shipments to customers; higher inflation rates; changes in market structure; government regulation and other stakeholder expectations; economic and political conditions in the countries in which we and our customers operate, including the ongoing impacts from international conflicts; product taxation; industry consolidation and evolution; changes in exchange rates and interest rates; impacts of regulation and litigation on our customers; industry-specific risks related to our plant-based ingredients businesses; exposure to certain regulatory and financial risks related to climate change; changes in estimates and assumptions underlying our critical accounting policies; the promulgation and adoption of new accounting standards; new government regulations and interpretation of existing standards and regulations; general economic, political, market, and weather conditions;and our failure to maintain effective internal control over financial reporting. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as amended by Amendment No.1 thereto ("2024 Form 10-K"), and Item 1A, "Risk Factors" of this Form 10-Q. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report. This Form 10-Q should be read in conjunction with our 2024 Form 10-K .

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

Results of Operations

Overview

Universal Corporation had a strong quarter and nine months ended December 31, 2024. Revenues and operating income increased by 14% and 19%, respectively, for the quarter, and by 14% and 24%, respectively, for the nine months ended December 31, 2024, compared to the same periods in fiscal year 2024. These increases were primarily driven by strong tobacco sales volumes and prices. Improved results for our Tobacco Operations segment in both the quarter and nine months ended December 31, 2024, compared to the same periods in fiscal year 2024, were largely driven by strong customer demand, successful tobacco procurement and marketing efforts, and larger, higher quality, and better yielding crops in Africa. Strong trading volumes combined with higher shipment volumes and better-quality crops in Asia and accelerated shipment timing in the United States requested by certain customers also contributed to the improved results. The Ingredients Operations segment also continued to perform in line with strategic plans, with sales of newly produced and developed value-added products largely offsetting market-driven pricing pressures experienced by certain of the Company’s traditional product lines. The progress Universal is making in its ingredients business is a direct result of the investments made in fiscal years 2024 and 2025, including in its enhanced ingredients facility.

FINANCIAL HIGHLIGHTS
	Three Months Ended December 31,		Change	Nine Months Ended December 31,		Change
(in millions of dollars, except per share data)	2024	2023	%	2024	2023	%

Consolidated Results
Sales and other operating revenue	$937.2	$821.5	14%	$2,245.0	$1,977.7	14%
Cost of goods sold	$743.6	$654.6	14%	$1,812.4	$1,592.5	14%
Gross profit margin percentage	20.7%	20.3%	40 bps	19.3%	19.5%	-20 bps
Selling, general and administrative expenses	$89.5	$78.6	14%	$232.0	$227.8	2%
Restructuring and impairment costs	$—	$0.9	(100)%	$10.6	$3.5	200%
Operating income	$104.1	$87.5	19%	$190.0	$153.8	24%
Adjusted operating income (Non-GAAP)*	$104.1	$88.4	18%	$200.6	$157.3	28%
Net income attributable to Universal Corporation	$59.6	$53.2	12%	$85.7	$79.3	8%
Adjusted net income attributable to Universal Corporation (Non-GAAP)*	$59.6	$54.1	10%	$96.2	$82.3	17%
Diluted earnings (loss) per share	$2.37	$2.12	12%	$3.41	$3.17	8%
Adjusted diluted earnings (loss) per share (Non-GAAP)*	$2.37	$2.16	10%	$3.83	$3.29	16%
Segment Results
Tobacco operations sales and other operating revenues	$853.9	$743.9	15%	$1,996.1	$1,742.5	15%
Tobacco operations operating income	$102.6	$87.6	17%	$194.4	$148.9	31%
Ingredients operations sales and other operating revenues	$83.3	$77.6	7%	$249.0	$235.2	6%
Ingredients operations operating income (loss)	$3.7	$2.2	69%	$7.9	$5.0	59%
*See Reconciliation of Certain Non-GAAP Financial Measures in Other Items below.

Quarter Ended December 31, 2024, compared to Quarter Ended December 31, 2023

Consolidated Results

Revenues and operating income increased by 14%, or $115.7 million, and by 19%, or $16.6 million, respectively, in the quarter ended December 31, 2024, compared to the quarter ended December 31, 2023, primarily driven by improved performance in the Tobacco Operations segment.

Selling, general, and administrative expenses were up by 14%, or $10.9 million, primarily on an unfavorable foreign currency comparison of approximately $11 million in the quarter ended December 31, 2024, compared to the quarter ended December 31, 2023.

Adjusted operating income was up by 18%, or $15.7 million, and adjusted net income attributable to Universal Corporation was up by 10%, or $5.6 million, in the third quarter of fiscal year 2025, compared to the same period in the prior fiscal year, on strong performance in the Tobacco Operations segment.

Tobacco Operations Segment

Revenues and operating income for the Tobacco Operations segment increased by 15%, or $110.0 million, and by 17%, or $15.0 million, respectively, for the quarter ended December 31, 2024, compared to the quarter ended December 31, 2023. Tobacco Operations segment results reflected continued strong customer demand and successful tobacco procurement and marketing efforts. Tobacco average sales price and tobacco sales volumes increased 5% and 11%, respectively, in the quarter ended December 31, 2024, compared to the quarter ended December 31, 2023. In addition, results for the quarter ended December 31, 2024, benefited from higher sales volumes in Asia, in part on better-quality crops, and in North America on accelerated shipment timing in the United States per certain customers’ requests, compared to the same quarter in fiscal year 2024. Selling, general, and administrative expenses were higher by approximately $14.9 million for the segment mainly due to unfavorable foreign currency comparisons of $10.4 million in the quarter ended December 31, 2024, compared to the quarter ended December 31, 2023. Uncommitted tobacco inventory levels remained low at about 10% at December 30, 2024.

Ingredients Operations Segment

Revenues and operating income for the Ingredients Operations segment increased by 7%, or $5.7 million, and by 69%, or $1.5 million, respectively, for the quarter ended December 31, 2024, compared to the quarter ended December 31, 2023. Revenues for value-added products in the Ingredients Operations segment were higher in the quarter ended December 31, 2024, compared to the quarter ended December 31, 2023. However, the segment did experience some margin pressure in the quarter ended December 31, 2024, due to high raw material costs and inflation-driven increases in consumer food prices. Also, in the quarter, we continued to see a high level of interest in our value-added products, reflecting the effectiveness of the investments made in Universal Ingredients in fiscal year 2024 and 2025.

Additional Items

Cost of goods sold increased by 14%, or $89.0 million, in the quarter ended December 31, 2024, compared to the quarter ended December 31, 2023, largely on higher tobacco sales volumes and tobacco prices.

Interest expense was up by 24%, or $4 million, in the quarter ended December 31, 2024, compared to the quarter ended December 31, 2023, primarily on on higher notes payable and overdrafts of approximately $173 million.

The consolidated effective tax rate for the three months ended December 31, 2024, was 23%. The consolidated tax for the three months ended December 31, 2023, was 19%. The consolidated effective tax rate for the three months ended December 31, 2024, was higher than the consolidated tax rate for the three months ended December 31, 2023, due to various factors, including the mix and timing of domestic and foreign earnings, discrete items, and the effect of exchange rate changes on taxes.

Nine Months Ended December 31, 2024, compared to Nine Months Ended December 31, 2023

Consolidated Results

Revenues and operating income for the nine months ended December 31, 2024, increased by 14%, or $267.3 million, and by 24%, or $36.2 million, respectively, compared to the nine months ended December 31, 2023, primarily driven by improved performance in the Tobacco Operations segment.

Selling, general, and administrative expenses were up by 2%, or $4.2 million, on $5.6 million of unfavorable foreign currency comparisons, $5.0 million of higher sales commissions, and $3.0 million of higher legal and professional fees largely offset by $10.4 million of higher recoveries of farmer advances in the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023.

Adjusted operating income was up by 28%, or $43.3 million, and adjusted net income attributable to Universal Corporation was up by 17%, or $13.9 million, for the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023, largely on strong performance in the Tobacco Operations segment.

Tobacco Operations Segment

Revenues for the Tobacco Operations segment increased by 15%, or $253.6 million, and operating income for the segment increased by 31%, or $45.5 million, in the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023. Tobacco Operations segment results reflected continued strong customer demand as well as successful tobacco procurement and marketing. In addition, an approximately 7% increase in the tobacco average sales price; an 8% increase in total sales volumes; larger, higher quality, better yielding crops from Africa; better-quality crops from Asia; and accelerated shipment timing in the United States per certain customers’ requests, contributed to higher results for the segment in the nine months ended December 31, 2024, compared to the same period in fiscal year 2024.

Ingredients Operations Segment

Revenues and operating income for the Ingredients Operations segment increased by 6%, or $13.7 million, and 59%, or $2.9 million, respectively, in the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023. Results for the Ingredients Operations segment reflected some increased sales of new products, as well as lower inventory write-downs of $2.1 million compared to the nine months ended December 31, 2023. However, the segment did experience some margin pressure in the nine months ended December 31, 2024, due to high raw material costs and inflation-driven increases in consumer food prices. We also continued to see a high level of interest in our value-added products in the nine months ended December 31, 2024, reflecting the effectiveness of the investments made in Universal Ingredients in fiscal year 2024 and 2025.

Additional Items

Cost of goods sold increased by 14%, or $219.8 million, in the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023, largely on higher tobacco sales volumes and tobacco prices that reflected continued strong customer demand as well as successful tobacco procurement and marketing.

Restructuring and impairment costs of $10.6 million in the nine months ended December 31, 2024, were related to the previously announced consolidation of the Company’s European tobacco sheet operations.

The consolidated effective tax rate for the nine months ended December 31, 2024, was 26%. The consolidated effective tax rate for the nine months ended December 31, 2023, was 20%. The consolidated effective tax rate for the nine months ended December 31, 2024, was higher than the consolidated tax rate for the nine months ended December 31, 2023, due to various factors, including the mix and timing of domestic and foreign earnings, discrete items, and the effect of exchange rate changes on taxes coupled with a minimal income tax benefit associated with the restructuring and impairment costs recognized for the consolidation of the sheet operations in fiscal year 2025.

Sustainability

On December 19, 2024, Universal released its 2024 Sustainability Report (the “Report”), highlighting its efforts in advancing energy efficiency, strengthening supply chain resiliency and continuing to be a strong partner for its farming communities. Responsible business practices are integrated into Universal’s business strategy, allowing the Company to cultivate sustainable growth as good stewards of the environment. As a result of the Company’s transition to cleaner fuels for its operations, 93.5% of the tobacco Universal processes is coal-free as of fiscal year 2024. This positive change supports the Company’s goal of reducing its greenhouse gas (GHG) emissions by 30% by 2030 from its 2020 baseline year. In 2024, the Company also trained over 175,000 farmers on Good Agricultural Practices and Agricultural Labor Practices to advance human rights standards throughout its supply chain. Universal also adopted a Behavior-Based Safety program to cultivate a proactive safety culture in its operations.

Other Items

Reconciliation of Certain Non-GAAP Financial Measures:

The following tables set forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2024	2023	2024	2023
As Reported: Consolidated operating income	$104,076	$87,464	$190,037	$153,811
Restructuring and impairment costs(1)	—	924	10,573	3,523
As Adjusted operating income (Non-GAAP)	$104,076	$88,388	$200,610	$157,334

Adjusted Net Income Attributable to Universal Corporation and Adjusted Diluted Earnings Per Share Reconciliation

(in thousands except for per share amounts)	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
As Reported: Net income attributable to Universal Corporation	$59,639	$53,216	$85,709	$79,280
Restructuring and impairment costs(1)	—	924	10,573	3,523
Total of Non-GAAP adjustments to income before income taxes	—	924	10,573	3,523
Non-GAAP adjustments to income taxes
Income tax benefit from restructuring and impairment costs(2)	—	(47)	(132)	(512)
Total of income tax impacts for Non-GAAP adjustments to income before income taxes	—	(47)	(132)	(512)
As adjusted: Net income attributable to Universal Corporation (Non-GAAP)	$59,639	$54,093	$96,150	$82,291
As reported: Diluted earnings per share	$2.37	$2.12	$3.41	$3.17
As adjusted: Diluted earnings per share (Non-GAAP)	$2.37	$2.16	$3.83	$3.29

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

The following table reconciles total debt to net debt and net capitalization:

Net Debt and Net Capitalization Reconciliation
	December 31,	December 31,	March 31,
(in thousands)	2024	2023	2024
Add: Notes payable and overdrafts	$538,526	$365,327	$417,217
Add: Long-term obligations	617,780	617,225	617,364
Add: Current portion of long-term obligations	—	—	—
Total Debt	1,156,306	982,552	1,034,581
Add: Customer advances and deposits	3,362	19,620	17,179
Less: Cash and cash equivalents	215,108	74,102	55,593
Net Debt (Non-GAAP)	$944,560	$928,070	$996,167
Add: Total Universal Corporation shareholders' equity	1,450,610	1,417,076	1,437,207
Net Capitalization (Non-GAAP)	$2,395,170	$2,345,146	$2,433,374

Net Debt/Net Capitalization (Non-GAAP)	39%	40%	41%

Liquidity and Capital Resources

Overview

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

After significant seasonal working capital investment in our tobacco operations in the first half of the fiscal year, we generally see tobacco inventory levels and other working capital items decrease in the second half of our fiscal year as tobacco crops in Africa, South America, and the United States are being shipped. Due to market conditions in Brazil, we made the strategic decision in the quarter ended March 31, 2024, to accelerate tobacco purchases there. Therefore, some of our working capital investments for the Brazil crop that typically would have been made in our fiscal year 2025, were made in our fiscal year 2024, reducing required working capital investments in the nine months ended December 31, 2024. We funded our working capital needs in the nine months ended December 31, 2024, using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows.

Operating Activities

Net cash provided by our operations was $168.2 million during the nine months ended December 31, 2024. That amount was $215.0 million higher than during the same period in fiscal year 2024, primarily on lower working capital requirements in the nine months ended December 31, 2024, due to accelerated tobacco purchases in Brazil in our fiscal year 2024. Tobacco inventory levels were $924.7 million as of December 31, 2024, which was $84.3 million below the levels on December 31, 2023, largely due to the timing of tobacco shipments. We generally do not purchase material quantities of tobacco on a speculative basis, and we target committed inventory levels of 80% or more of total tobacco inventory. Our level of committed inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders. In addition, when we contract directly with tobacco farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. As of December 31, 2024, our uncommitted tobacco inventories were $94.3 million, or about 10% of total tobacco inventory, compared to $181.1 million, or about 17% of our tobacco inventory as of March 31, 2024, and $75.8 million, or about 8% of our tobacco inventory as of December 31, 2023.

Our balance sheet accounts reflected seasonal patterns in the nine months ended December 31, 2024, on deliveries of tobacco crops by farmers in Africa, South America, and the United States. Accounts receivable increased by $125.7 million from March 31, 2024 levels, on tobacco crop shipments offset in part by collections on receivables. Notes payable and overdrafts were up $121.3 million from March 31, 2024 levels, on seasonal working capital needs.

Accounts receivable were up $214.7 million at December 31, 2024, compared to the same period in the prior fiscal year, on higher tobacco sales volumes as well as the timing of tobacco crop shipments. Accounts receivable--unconsolidated affiliates were $32.5 million lower as of December 31, 2024, compared to the same period in the prior fiscal year, on the timing of crop shipments. Notes payable and overdrafts and cash and cash equivalents were up $173.2 million and $141.0 million, respectively, compared to December 31, 2023 levels, largely due to a lower use of cash and cash equivalents to fund working capital needs.

Investing Activities

Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities for our ingredients business; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return as well as leverage our assets and expertise or enhance our farmer base. Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the nine months ended December 31, 2024 and 2023, we invested about $54.9 million and $47.7 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $36.1 million and $35.4 million for the nine months ended December 31, 2024 and 2023, respectively. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, invest in sustainability projects, add value for our customers, and position ourselves for future growth. We currently expect to spend approximately $50 to $60 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.

On November 7, 2024, we announced that our Board of Directors had approved a new share repurchase program, which replaced the share repurchase program expiring November 15, 2024, for the purchase of up to $100 million of our common stock through November 15, 2026. Under the new program, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market prices. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended December 31, 2024, we did not purchase any shares of common stock. As of December 31, 2024, approximately 24.7 million shares of our common stock were outstanding.

Financing Activities

We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt as a percentage of net capitalization was approximately 39% at December 31, 2024, down from the December 31, 2023 level of approximately 40%, and down from the March 31, 2024 level of approximately 41%. As of December 31, 2024, we had $215.1 million in cash and cash equivalents, and our short-term debt totaled $538.5 million. As discussed in Note 15. "Subsequent Event" to the consolidated financial statements, we obtained lender consents for our committed revolving credit facility (the "Consents"). The Consents provided for, among other things, an extension until June 16, 2025, to file the second and third quarter financial statements with the SEC. Based on our September 30, 2024 financial statements and December 31, 2024 financial statements, we were in compliance with the financial covenants in the committed revolving credit facility as of the end of each of the second and third fiscal quarters.

As of December 31, 2024, we had $270 million available under the committed revolving credit facility that will mature in December 2027, and we had approximately $152 million in available, uncommitted credit lines. We have no long-term debt maturing until fiscal year 2028.

Our seasonal working capital requirements for our tobacco business typically increase significantly between March and September and decline after mid-fiscal year. Available capital resources from our cash balances, committed revolving credit facility, and uncommitted credit lines are expected to exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months.

Derivatives

From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At December 31, 2024, the fair value of our outstanding interest rate swap agreements was an asset of about $6.3 million, and the notional amount swapped was $310 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on a portion of our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecasted purchases of tobacco, related processing costs, and crop input sales, as well as our net monetary balance sheet exposures in local currency. We generally account for our hedges of forecasted tobacco purchases as cash flow hedges. As of December 31, 2024, the fair value of our open hedges for forecasted tobacco purchases was a net liability of approximately $13.8 million. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net liability of approximately $2.8 million as of December 31, 2024.

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

Interest Rates

We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding the portion of our bank term loans that have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $849 million at December 31, 2024. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $8.5 million, that amount would be at least partially mitigated by changes in charges to customers.

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
Changes in Internal Control Over Financial Reporting
Except for the material weakness and implementation of the remediation plan described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors previously disclosed in our 2024 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024. In evaluating our risks, readers should carefully consider the risk factors discussed in our 2024 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY

    The following table sets forth repurchased shares of our common stock during the three-month period ended December 31, 2024:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October 1-31, 2024	—	$—	—	$95,255,674
November 1-30, 2024	—	—	—	100,000,000
December 1-31, 2024	—	—	—	100,000,000
Total	—	$—	—	$100,000,000
(1)Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.

(2)Amounts listed for average price paid per share include broker commissions paid in the transactions.

(3)A stock repurchase program, which was authorized by the Company's Board of Directors, became effective and was publicly announced on November 7, 2024. This stock repurchase program authorized the purchase of up to $100 million in common stock in open market or privately negotiated transactions through November 15, 2026, subject to market conditions and other factors. The program had $100 million of remaining capacity for repurchases of common stock at December 31, 2024.

Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain provisions of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at December 31, 2024.

ITEM 5. OTHER INFORMATION

Amendments to Bylaws.
On April 17, 2025, the Board of Directors of the Company amended and restated the Company’s Amended and Restated Bylaws (as amended and restated, the “Bylaws”), which changes were effective as of April 17, 2025. The Bylaws were amended to update the names of certain Board committees to reflect their current names. The foregoing description of the amendments to the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, which is included as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

 ITEM 6.   EXHIBITS

3.1	Amended and Restated Bylaws of Universal Corporation, effective as of April 17, 2025.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	Interactive Data File (submitted electronically herewith).*

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