Form 10-K
period 2025-03-31
UNIVERSAL CORP /VA/
filed 2025-05-30
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE FISCAL YEAR ENDED	MARCH 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates, based upon the closing sales price on the New York Stock Exchange of the registrant's common stock on September 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.3 billion.
As of May 29, 2025, the total number of shares of common stock outstanding was 24,715,625.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant's 2025 Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended March 31, 2025.

UNIVERSAL CORPORATION
FORM 10-K

Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Among other things, these statements relate to Universal Corporation’s financial condition, results of operations and future business plans, operations, opportunities, and prospects. In addition, Universal Corporation and its representatives may make written or oral forward-looking statements from time to time, including statements contained in other filings with the Securities and Exchange Commission (the “SEC”) and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: product purchased not meeting quality and quantity requirements; reliance on a few large customers; anticipated levels of demand for and supply of our products and services; tobacco growing conditions and customer requirements; major shifts in customer requirements for leaf tobacco; higher inflation rates, tariffs and other pressures on costs; weather and other conditions; exposure to certain legal. regulatory and financial risks related to climate change; industry-specific risks related to our plant-based ingredients businesses; disruption of our supply chain for our plant-based ingredients; success in pursuing strategic investments or acquisitions and integration of new businesses and the impact of these new businesses on future results; our ability to maintain effective information technology systems and safeguard confidential information; our inability to attract, develop, retain, motivate, and maintain good relationships with our workforce; our dependence on a seasonal workforce; epidemics, pandemics or similar widespread public health concerns; government efforts to regulate the production and consumption of tobacco products; government actions on the sourcing of leaf tobacco; economic and political conditions in the countries in which we and our customers operate, including the ongoing impacts from international conflicts; sustainability considerations from governments and other stakeholders; changes in tax laws in the countries where we do business; material weaknesses in our internal control over financial reporting; our inability to use a Form S-3 registration statement; failure of our customers or suppliers to repay extensions of credit; changes in exchange rates; changes in interest rates; and low investment performance by our defined benefit pension plan assets and changes in pension plan valuation assumptions. For a description of factors that could cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors.” We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this Annual Report. In addition, the discussion of the impact of current trends on our business in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions” in Item 7 should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report.

General
This Annual Report uses the terms “Universal,” “the Company,” “we,” “us,” and “our” to refer to Universal Corporation and its subsidiaries when it is not necessary to distinguish among Universal Corporation and its various operating subsidiaries or when any distinction is clear from the context in which it is used.
See the “Results of Operations” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for a discussion of adjusted operating income (loss), adjusted net income (loss) attributable to Universal Corporation, adjusted diluted earnings (loss) per share, segment operating income (loss), net debt, net capitalization, and net debt to net capitalization ratio, non-GAAP financial measures that we refer to in this Annual Report and consider useful in understanding our business results and trends.

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
Our business strategy focuses on three pillars: maximizing and optimizing our Tobacco Operations segment, growing our Ingredients Operations segment, and strengthening our organization. In our Tobacco Operations segment, we continue to look for opportunities to increase our sales volumes and market share, expand services across our customers’ supply chains, participate in the evolution of next generation products, and improve operating efficiency. In our Ingredients Operations segment, we seek opportunities to grow Universal Ingredients, our plant-based ingredients platform, both organically and through disciplined acquisitions to provide customers with a solutions-based portfolio of value-added product offerings. Under our corporate pillar, we continue to pursue strategies and initiatives to strengthen and support our organization for the future. These strategies and initiatives are expected to focus on efficient financial management, effective human capital management, optimal utilization of technology and operational synergies between our business segments. Our goal is to drive excellence across the company and position Universal for long-term success and value creation.
We generated approximately $2,947.3 million in consolidated revenues and earned $232.8 million in total operating income and $252.5 million in total segment operating income in fiscal year 2025. We are a holding company that operates through numerous directly and indirectly owned subsidiaries. Our primary subsidiaries are Universal Leaf Tobacco Company, Incorporated (“Universal Leaf”), which is associated with our Tobacco Operations segment, and Universal Global Ventures, Incorporated, which is associated with our Ingredients Operations segment.
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
In addition, our Corporate Governance Guidelines, Code of Conduct, and charters for the Audit Committee, the Compensation and Human Resources Committee, the Executive Committee, the Finance and Pension Investment Committee, and the Nominating, Governance and Risk Committee are available free of charge to shareholders and the public through the “Investors-Governance” section of our website. Printed copies of the foregoing are available to any shareholder upon written request to our Treasurer at the address set forth on the cover of this Annual Report or may be requested through our website, www.universalcorp.com.

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
We contract directly with farmers and farmer organizations in many of the countries in which we operate. Partnering with Universal offers most growers the added benefit of access to crop input packages (including advances of seeds or seedlings and fertilizer) that may not otherwise be readily available. As we are dedicated to promoting a sustainable farmer base, Universal provides significant agronomic support throughout a growing season, including educational programs in such matters as good agricultural practices (“GAP”), the reduction of non-tobacco related materials, product traceability, environmental sustainability, agricultural labor standards, and social responsibility.
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
Timely processing is an essential service to our customers because “green” or unprocessed tobacco leaf is a perishable product. Processing leaf tobacco includes grading in the factories, blending, removing of non-tobacco material, separating of leaf from the stems, drying, packing to precise moisture targets for proper aging primarily in corrugated cardboard cases, as well as temporarily storing packed tobacco. Processing generally requires investments in factories and machinery in the geographic areas where tobacco is grown. Processed tobacco that has been properly packed can be stored by customers for several years prior to use, but most processed tobacco is used within two to three years.
We conduct our tobacco business in varying degrees in a number of countries, including Bangladesh, Brazil, Canada, the Dominican Republic, Ecuador, France, Germany, Guatemala, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Paraguay, the People’s Republic of China, the Philippines, Poland, the Republic of South Africa, Singapore, Spain, Switzerland, the United Arab Emirates, the United States, and Zimbabwe. In addition, our oriental tobacco joint venture, Socotab, L.L.C. (“Socotab”), has operations in Bulgaria, Greece, the Republic of North Macedonia, and Türkiye. We also operate in major dark tobacco producing countries, including the United States, the Dominican Republic, Ecuador, Indonesia, Paraguay, the Philippines, and Brazil.
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
We believe that our leading position in the leaf tobacco industry is based on our volumes handled; our operating presence in all of the major sourcing areas; our ability to meet customer style, volume, and quality requirements; our experience in dealing with large numbers of farmers; our expertise in delivering a sustainable supply of compliant, traceable, competitively-priced leaf tobacco; and our long-standing relationships with customers. We believe that our ability to market most styles and grades of leaf to a diverse customer base, and the efficiencies we offer customers due to our operational expertise and established infrastructure, are also key to our success.
We believe our Tobacco Operations will continue to produce solid financial returns and enhance shareholder value through the following key operating principles:
•Strategic market position. By working closely with both our customers and our suppliers throughout the year, we seek to ensure the consistent delivery of a product that meets our customers' needs and cultivate a strong, sustainable supplier base. We also aim to maximize supply chain efficiencies by balancing product purchases against indicated customer demand and maintaining global procurement and production operations.

•Strong local management. Empowered and experienced local management in our supply origins, coupled with global coordination, affords us the flexibility to quickly and successfully adapt to constantly shifting market conditions, while continuing to deliver high-quality, competitively-priced products and services.
•Compliant products. Customers expect a sustainable supply of compliant, traceable, competitively priced products, and we seek to meet this demand through our investment in GAP training for farmers which encompasses crop quality, environmental stewardship, and agricultural labor standards.
•Diversified sources. We operate in over 30 countries on five continents and maintain a presence in all major tobacco origin markets. This global presence allows us to meet our customers' diverse product requirements while minimizing the effects of adverse crop conditions and other localized supply disruptions.
•Financial strength. Financial strength is critical to our existing global operations and enables us to invest in suitable opportunities when they arise. We believe management of liquidity, borrowings, and capital costs provides us with a competitive advantage, affords us flexibility when responding to customer requirements and market changes, and allows us to enhance shareholder value.
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
Customers
A material part of our tobacco business is dependent upon a few customers. Sales to our top five customers, with whom we have long-standing relationships, have accounted for more than 50% of our consolidated revenues for each of the past three fiscal years. For the fiscal year ended March 31, 2025, each of Imperial Brands plc and Philip Morris International, Inc., including their respective affiliates, accounted for 10% or more of our revenues.
Competition
Competition among leaf tobacco suppliers is based on the ability to meet customer specifications in the growing, buying, processing, and financing of tobacco, and on the prices charged for products and services. The number of competitors varies in each operating country, but there is competition in most areas to buy and sell the available tobacco. Our principal competitor is Pyxus International, Inc. (“Pyxus”), and we consider ourselves and Pyxus to be the only global leaf suppliers based on our worldwide scope of operations. However, Universal is the only global leaf tobacco supplier with operations in the Dominican Republic, Ecuador, Hungary, Italy, Mexico, Mozambique, Paraguay, the Philippines, and Poland and that participates in the sale and production of dark air-cured tobaccos. Most of our major customers are partially vertically integrated, thus they also compete with us for the purchase of leaf tobacco in several of the major markets. However, each of our customers generally has specific preferences for certain styles of tobacco leaves and only utilizes certain stalk positions of the tobacco plant. In contrast, we have the ability to commercialize the entire tobacco plant and supply all major varieties of tobacco.
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
We strategically invested in established companies with strong financial records. These businesses operate in different markets (fruits, vegetables, and flavors) and offer value-added services that can apply broadly to multiple parts of our Ingredients Operations to better meet our customers’ needs for unique, plant-based ingredients. By diversifying our portfolio in the ingredients space through the acquisitions of FruitSmart, Inc. (“FruitSmart”), Silva International, Inc. (“Silva”), and Shank’s Extracts, LLC d/b/a Universal Ingredients–Shank’s (“Universal Ingredients–Shank’s”), we are positioned to deliver customizable products and solutions to our customers.
FruitSmart supplies a broad set of juices, concentrates, pomaces, purees, fruit fibers, seeds, seed powders, and other value-added products to food, beverage, and flavor companies throughout the United States and internationally. Its top products are not-from-concentrate apple juice as well as apple, blueberry, concord grape, and raspberry juice concentrates. We believe that FruitSmart is well positioned to benefit from growing consumer preferences for better-for-you premium ingredients, including custom blends, not-from-concentrate and dry products, and strong growth in targeted end markets including ciders, purees and nutraceuticals. FruitSmart is headquartered in the Yakima Valley in Washington State and has approximately 200 employees. FruitSmart operates two separate manufacturing facilities: one that produces liquid products and one that produces dry products. In fiscal year 2025, FruitSmart embarked on several automation projects that utilize robotics to increase efficiency, enhance capacity, and increase health and safety protocols.
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
Universal Ingredients–Shank’s offers a diversified portfolio of over 2,400 botanical extracts, distillates, natural flavors, and colors for industrial and private label customers worldwide, and is known for significant vanilla expertise. Universal Ingredients–Shank’s is also equipped to offer customers custom bottling and packaging for their products. Universal Ingredients–Shank’s employs more than 300 people at their 194,000 square foot manufacturing campus in Lancaster, Pennsylvania. In fiscal year 2025, Universal completed a major expansion project at the Lancaster, Pennsylvania facility. The project added an industry-leading combination of extraction, blending, and aseptic packaging. The investment also added refrigerated storage and enhanced capabilities to support additional customer demand and growth into new product categories and markets.
To support Universal Ingredients, we have invested in building out our sales, marketing and product development teams focused on creating value across the entire platform. This platform-level support enables us to deliver unique, custom products to our customers. Our research and development function includes highly trained food scientists and professionals who are skilled in the creation of various food and beverages to showcase the value of our ingredients. Some examples of the concepts developed by our research and development group include ready-to-drink teas and coffees, carbonated soft drinks, nutritional smoothies, and bakery items. The commercial sales team consists of seasoned sales professionals who work closely with the research and development team. This platform team is tasked with becoming subject matter experts on the entire suite of products to help leverage the full potential of the ingredients portfolio and drive earnings growth. Longer term, we believe we will be able to enhance our overall product offerings and achieve significant operational synergies by leveraging Universal’s existing global sourcing capabilities, strong relationships with our farmer base, and agronomic expertise.
Customers
Our Ingredients Operations primarily service the food and beverage industry, which is diverse and encompasses a variety of companies that cater to different market segments. These companies can range from small, privately held regional food and beverage brands to multinational food and beverage companies. The food and beverage market is segmented into many different categories including retailers, food service providers, consumer packaged goods companies, and beverage companies. Silva also has a large presence in the pet food market. With our most recent investments in our Lancaster, Pennsylvania facility, we will be focusing heavily on the food service, beverage and casual dining markets. Our investment in the research and development function in Lancaster, Pennsylvania, supports our ability to meet the demands of such a large and diverse group of customers.

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
Sustainability
As a global agricultural company, we believe that the success of our business is linked to the health and resiliency of the environments in which we operate, and we have a fundamental responsibility to our stakeholders to set high standards of social and environmental performance to support a sustainable supply chain. We consistently disclose our operational activities and sustainable practices in a transparent manner through our annual Sustainability Report, which can be found on our website. Our Nominating, Governance and Risk Committee has primary oversight of our sustainability programs. We continue to further strengthen our approach to sustainability throughout the organization in alignment with recognized best practices, regulatory compliance, and shareholder interests.
We are a global agriproducts supplier operating in numerous countries around the world, and we primarily focus our sustainability efforts on our own operations and the farmers in our supply chain with whom we contract for raw materials. Sustainability efforts with respect to our facilities around the world involve the adoption and implementation of policies and procedures related to environmental impacts, workforce protections and programs such as those we address in “Human Capital Management” below, and other important considerations. Sustainability efforts in our supply chain emphasize important issues related to the countries and communities in which we operate and include the protection of farm worker rights through appropriate agricultural labor practices and monitoring the reduction of environmental impacts through compliance with industry-recognized GAP programs, as well as our own environmental programs and initiatives.
Agricultural Labor Practices (“ALP”)
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
Recent Initiatives
Universal released our 2024 Sustainability Report in December 2024, highlighting our efforts in strengthening supply chain resiliency, maintaining our strong partnerships with our farming communities, and advancing energy efficiency. Responsible business practices are integrated into Universal’s business strategy.
As disclosed in our 2024 Sustainability Report, we continued to support our supply chain sustainability goals and substantially met our existing targets of zero child labor, appropriate labor accommodations, farm worker minimum wage payments, and personal protective equipment access. Our leaf technicians made over 1.8 million visits to more than 175,000 contracted farmers to maintain our visibility and traceability in our supply chain. Our operations continue to enhance transparency and collaboration with our stakeholders by reporting to the Sustainable Tobacco Program and training over 175,000 farmers on GAP and ALP to advance environmental and human rights best practices throughout our contracted farmer base.

Universal’s climate transition plan includes reducing fossil fuel use, purchasing renewable forms of electricity, and enhancing operational efficiencies throughout our operations and value chain. These actions support the Company’s goal of reaching net-zero greenhouse gas (“GHG”) emissions across the value chain by 2050. Universal is actively transitioning to cleaner fuels around the world. Diesel and coal fuels are being replaced with electricity and biomass where possible to reduce our GHG emissions footprint. Renewable energy plays a significant role in our journey to net-zero, so we have developed plans to purchase Renewable Energy Credits where possible and have signed a Virtual Power Purchase Agreement (“VPPA”) for solar-powered energy that we expect to reduce our total scope 1 and 2 emissions in North America by 45%.
For a discussion of recent developments and trends in our businesses, along with factors that could have a material adverse effect on our businesses see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A, “Risk Factors.”
C.    Human Capital Management
Workforce Overview
Our employees are among our most important resources, and we rely on them to execute our business plan with integrity and efficiency. We believe that investing in human capital is critical to our continued success. Our employees enable us to be a leading global supplier of leaf tobacco and other agriproducts. We strive to foster an inclusive workplace; attract, retain, and develop talented personnel; and keep our employees safe and healthy.
As of March 31, 2025, we employed more than 28,500 employees, operating in over 30 different countries across five continents. Approximately 60% of our employees are seasonal and approximately 40% are full-time employees. Almost 50% of our employees are female and more than 20% of our managers are female. Globally, Universal has 13 collective bargaining agreements in place, covering approximately 40% of our workforce. The sizeable seasonal nature of our global workforce makes these numbers fluctuate throughout the year.
We are a multinational and multicultural organization, with employees and operations located around the world, and we are committed to maintaining an inclusive workplace. Only around 4.8% of our employees are located in the United States. Almost all of our employees are from the same country in which our related operations are located. Our expatriate hires represent less than 0.3% of our workforce, and they are hired due to their essential professional knowledge necessary for the operation of our business.

Board of Directors’ Role in Human Capital Management
Our Board of Directors believes that human capital management is an important component of our continued growth and success and is essential to our ability to attract, retain, and develop talented and skilled employees. We pride ourselves on a culture that respects co-workers and values concern for others. The recent name change of the Compensation Committee to the Compensation and Human Resources Committee reflects the importance of human capital management to the Company.
Our Nominating, Governance and Risk Committee and our Compensation and Human Resources Committee both have important roles with respect to human capital management. The Nominating, Governance and Risk Committee oversees and reviews our sustainability programs, which include important policies and practices related to human rights, prohibitions against discrimination, employee health and safety, and other policies related to our workforce. The Compensation and Human Resources Committee oversees administration of the Company’s human resource programs and has oversight of compensation, benefits, and retention and development processes of senior management, including an annual review of the Company’s succession planning and leadership development program.
We are committed to protecting the human rights of our employees and have policies in place to support this effort, including those relating to whistleblowing, harassment, equal employment, and compliance with local labor laws. Our Board of Directors also adopted our Code of Conduct (the “Code”) and Anti-Corruption Compliance Manual (the “Manual”) to promote ethical behavior throughout the Company and address violations of ethical standards. The Code and Manual have been translated into 16 languages and apply directly to all officers, directors, and non-seasonal employees in the Universal family of companies. The Board of Directors also adopted our Human Rights Policy, which defines the high ethical and social standards we implement across our global operations. We support these rights and programs through compliance communications, face-to-face and online training, and an anonymous compliance hotline that we maintain globally. Our compliance hotline is available to all our employees and any other interested parties 24 hours a day, 7 days a week, by internet or phone. The Board of Directors oversees our global compliance program and receives reports from our Chief Compliance Officer at each quarterly Board of Directors meeting.
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
Talent Development and Training
Employee training and development of both technical and leadership skills are integral aspects of our human capital strategy. We provide employees with a range of development opportunities that vary by location and seniority of employees, such as online training and live classes. These programs often include safety and technical job skill training as well as programs focused on soft skills such as effective communication. Development of leadership skills is also a priority and is specialized for different levels of employees. For example, members of management in our global operations participate in our succession planning programs, which include the identification of employees who are offered development opportunities for career advancement. To further develop leadership skills, we also maintain some specific leadership programs for aspiring leaders and new supervisors, managers and directors.

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
Additionally, we utilize other health and safety initiatives to ensure our facilities remain safe for our employees. We established health and safety metrics across our tobacco factory and agronomy operations. Each factory carries out an in-depth data analysis of prior data and implements health and safety metrics for improvement and monitoring. By giving employees a goal to achieve and monitor, they will be more engaged in what they do and better able to help us succeed. Our “fresh eyes” approach to workplace safety involves inviting colleagues from different facilities to share in cross-auditing tasks. In addition to corporate audits, we encourage this regional cross-auditing to promote a collaborative framework and drive our employee safety programs forward.
Legal compliance is a fundamental aspect of our health and safety practices. Universal companies seek to adhere to full compliance with health and safety laws and regulations and cooperate with local authorities to maintain strong health and safety programs. As part of our commitment to a robust supply chain, our policies require our suppliers and partners to uphold healthy and safe work environments in compliance with all relevant regulations.
D.    Research and Development
While we invest in research and development activities in both our Tobacco Operations and Ingredients Operations segments, these costs as a portion of global expenditures were not material during the fiscal years ended March 31, 2025, 2024, or 2023.
E.    Intellectual Property
We hold no material patents, licenses, franchises, or concessions.
F.    Government Regulation, Environmental Matters, and Other Matters
Our business is subject to general governmental regulation in the United States and in foreign jurisdictions where we conduct business. Such regulation includes, but is not limited to, matters relating to environmental protection. To date, governmental provisions regulating the discharge of material into the environment have not had a material effect upon our capital expenditures, earnings, or competitive position. See Item 1A, “Risk Factors” for a discussion of government regulations and other factors that could have a material adverse effect on our business.
G.    Information About Our Executive Officers
See Item 10. “Directors, Executive Officers, and Corporate Governance” of this Annual Report.

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
When we contract directly with tobacco farmers or tobacco farmer cooperatives, which is the method we use to purchase tobacco in most countries, we bear the risk that the tobacco delivered may not meet customer quality and quantity requirements. If the tobacco does not meet such market requirements, we may not be able to fill all of our customers’ orders, and such failure could have a material adverse effect on our profitability and results of operations. In a contract market our obligation is to purchase the entire tobacco plant, which encompasses many leaf styles, therefore, we also have a risk that not all of that production will be readily marketable at prices that support acceptable margins. In addition, in many countries where we purchase tobacco directly from farmers, we provide them with financing for crop advances. Unless we receive marketable tobacco that meets the quality and quantity specifications of our customers, we bear the risk that we will not be able to fully recover our crop advances or recover them in a reasonable period of time.
The leaf tobacco industry is competitive, and we are heavily reliant on a few large customers.
We are one of two major independent global competitors in the leaf tobacco industry, both of whom are reliant upon a few large customers. The loss of one of our large customers or a significant decrease in their demand for our products or services could significantly decrease our sales of products or services, which could have a material adverse effect on our results of operations. The competition among leaf tobacco suppliers and dealers is based on the ability to meet customer requirements in the buying, processing, and financing of tobacco, and on the price charged for products and services. Since we rely upon a few significant customers, the consolidation or failure of any of these large customers, or a significant increase in their vertical integration, could contribute to a significant decrease in our sales of products and services.
We compete for both the purchase and sale of leaf with smaller leaf tobacco suppliers in some of the markets where we conduct business. Some of these smaller leaf tobacco suppliers operate in more than one country. Since they typically provide little or no support to farmers, these leaf tobacco suppliers typically have lower overhead requirements than we do. Due to their lower cost structures, they often offer prices on products and services that are lower than our prices. Some of our customers also directly source leaf tobacco from farmers to meet some of their raw material needs. Direct sourcing provides our customers with some qualities and quantities of leaf tobacco that they prefer not to use in their existing blends and that may be offered for sale. This competition for both the sale and purchase of leaf, both with smaller leaf tobacco suppliers and direct sourcing, could reduce the volume of the leaf we handle and could have a material adverse effect on our financial results.
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
With respect to our leaf tobacco operations, our financial results can be significantly affected by changes in the overall balance of worldwide supply and demand for leaf tobacco. The demand for leaf tobacco, which is based upon customers’ expectations of their future requirements, can change from time to time depending upon factors affecting the demand for their products. Our customers’ expectations and their demand for leaf tobacco are influenced by a number of factors, including:
•trends in the global consumption of cigarettes,
•trends in consumption of cigars and other tobacco products,
•trends in consumption of alternative tobacco products, such as electronic nicotine delivery systems (“ENDS”) and non-combustible products,
•levels of competition among our customers, and
•regulatory and governmental factors.
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
Any significant change in these factors could cause a material imbalance in the supply of and demand for tobacco, which could have a material adverse effect on our results of operations.
Our financial results will vary according to tobacco growing conditions, customer requirements, and other factors. These factors could also limit the ability to accurately forecast our future performance and increase the risk of an investment in our common stock or other securities.
Our financial results, particularly our year-over-year quarterly comparisons, may be significantly affected by variations in tobacco growing seasons and fluctuations in crop sizes. The timing of the cultivation and delivery of tobacco is dependent upon a number of factors, including weather and other natural events, and our processing schedules and our results of operations can be significantly altered by these factors. In addition, the potential impact of climate change is uncertain and may vary by geographic region. The possible effects of climate change could include changes in rainfall patterns, water shortages, changing storm patterns and intensities, and changing temperature levels that could increase our costs and adversely impact our business operations and the supply and demand for leaf tobacco. Our operations also rely on dependable and efficient transportation services. A disruption in transportation services, as a result of climate change or otherwise, could also significantly impact our results of operations.
Further, the timing of customer orders and shipments may vary and could require us to keep tobacco in inventory for longer than we initially anticipated and also result in variations in quarterly and annual financial results. We base sales recognition on meeting our performance obligation under our contract with the customer, which generally occurs with the passage of ownership of the tobacco. Since individual shipments may represent significant amounts of revenue, our quarterly and annual financial results could vary significantly depending on the timing of needs and shipping instructions of our customers and the availability of transportation services. These fluctuations result in varying volumes and sales in given periods, which also reduce the comparability of our financial results.
Major shifts in customer requirements for leaf tobacco supply could significantly affect our operating results.
If our customers significantly alter their requirements for tobacco volumes from certain regions, we may have to alter our fixed asset base in certain regions. Permanent or long-term reduction in demand for tobacco from regions where we have operations may trigger restructuring and impairment charges. We may also need to make significant capital investments in other regions to develop the needed infrastructure to meet customer supply requirements.
We may not be able to increase prices to fully offset inflationary, tariff, and other pressures on costs, such as raw products, packing materials, labor, energy, and distribution costs.
As a supplier of leaf tobacco and plant-based ingredients, we source our raw materials globally and rely on labor, energy, packing materials, and distribution resources to produce and distribute our products. Many of these materials and inputs are subject to price fluctuations from a number of factors, including changes in crop sizes, crop qualities, crop disease, product scarcity, fertilizer costs, energy costs, labor costs, currency fluctuations, import and export requirements (including tariffs), adverse weather events, pandemic illness, political instability or military conflict, and other factors that may be beyond our control.
Recently, the U.S. has announced or implemented significant new tariffs on imports from a wide range of countries, which has prompted retaliatory tariffs by a number of countries and a cycle of retaliatory tariffs by both the United States and other countries. In early April 2025, actions were taken by the United States and certain other countries to delay the effective date of certain of these tariffs; however, as of the date of this Annual Report a number of new tariffs remain in place. These actions have resulted in, and are expected to continue to result in, retaliatory measures on U.S. goods.
While we try to mitigate some or all cost increases in the supply chain, we may not be successful in sufficiently mitigating the impacts of cost increases and may be required to absorb the cost increases. To the extent that price increases are not sufficient to offset the cost increases or we experience reductions in sales volumes due to tariffs or other factors outside of our control, our business results and financial condition may be materially and adversely affected.
Weather and other conditions can affect the marketability of our products.
Tobacco and other agricultural crops are subject to vagaries of weather and the environment that can, in some cases, change the quality or size of the crops. Severe weather conditions may occur with higher frequency or may be less predictable in the future due to the effects of climate change. If a weather event or other event is particularly severe, such as a volcanic eruption, major drought, hurricane, cyclone, typhoon, windstorm, or extreme temperatures or precipitation, the affected crop could be destroyed or damaged to an extent that it would be less desirable to our customers. Any reduction in our sales of a crop due to weather or other event could have a material adverse effect on our results of operations. If such an event is also widespread, it could affect our ability to acquire the quantity of tobacco or plant-based ingredients required by our customers or could prevent or impair our ability to process or ship products as planned. In addition, other factors could affect the marketability of our products, including, among other things, the presence of excess residues of crop protection agents or non-crop related materials. A significant event impacting the condition or quality of a large amount of any of the crops that we buy could make it difficult for us to sell these products or to fill customers’ orders, which could have a material adverse effect on our results of operations.
Legal, regulatory, or other market measures to address climate change could negatively affect our business operations.
The increasing concern over climate change may result in more regional, federal, foreign or global legal and regulatory requirements to reduce or mitigate the effects of greenhouse gases. In the event that such regulation is enacted and is more aggressive than the sustainability measures that we and our suppliers are currently undertaking to monitor our emissions and improve energy and resource efficiency, we could experience significant increases in our material and production costs. Our suppliers would likely pass all or a portion of their increased costs along to us. We may not be able to pass all resulting cost increases to our customers. Furthermore, we may be required to make additional investments of capital to maintain compliance with new laws and regulations. As a result, climate change or increased concern over climate change could have a material adverse effect on our business or results of operations.
Our plant-based ingredients business is subject to industry-specific risks which could have a material adverse effect on our results of operations.
Our plant-based ingredients business is subject to risks applicable to the food and beverage industry such as those posed by food spoilage or food contamination; shifting consumer preferences; federal, state, and local food processing regulations; product tampering; and product liability claims. If one or more of these risks were to materialize, our results of operations could be materially and adversely affected, and our reputation could be damaged.
Disruption of our supply chain for our plant-based ingredients operations could have a material adverse effect on our business.
Damages or disruption to raw material supplies or our manufacturing or distribution capabilities due to weather, climate change, natural disaster, fire, terrorism, cyber-attack, pandemics, governmental restrictions or mandates, strikes, import/export restrictions, tariffs, political instability or military conflict, or other factors could impair our ability to produce or sell our plant-based ingredients products. Many of our plant-based ingredients product lines are manufactured at a single location or require raw materials that are currently sourced from a limited number of regions. The failure of third parties on which we rely, including those third parties who supply our raw materials, packaging, capital equipment and other necessary operation materials, to meet their obligations to us, or significant disruptions in their ability to do so, could negatively impact our operations, as well as require us to use additional resources and incur additional expenses to restore our supply chain.
We may not be successful in pursuing strategic investments or acquisitions or realize the expected benefits of those transactions because of integration difficulties and other challenges.
While we may identify opportunities for acquisitions and investments to support our growth strategy, as well as divestiture opportunities, our due diligence examinations and positions that we may take with respect to appropriate valuations for acquisitions or divestitures and other transaction terms and conditions could hinder our ability to successfully complete business transactions to achieve our strategic goals. We compete with other acquisitive entities for suitable acquisition candidates. This competition could increase the price for acquisitions and reduce the number of acquisition candidates available to us. As a result, our ability to acquire businesses in the future, and to acquire such businesses on favorable terms, could be limited. In addition, our ability to realize the anticipated benefits from acquisitions will depend, in part, on successfully integrating each business with our Company as well as improving operating performance and profitability through our management efforts and capital investments. The risks to a successful integration and improvement of operating performance and profitability include failure to implement our business plan, unanticipated issues in integrating operations with ours, unanticipated changes in laws and regulations, regulatory, environmental and permitting issues, unfavorable customer reactions, the effect on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002, and difficulties in fully identifying and evaluating potential liabilities, risks and operating issues. Additionally, in order to finance any future acquisitions, we may need to obtain additional funds either through public or private financings, including bank and other secured and unsecured borrowings and the issuance of debt or equity securities. There can be no assurance that such financings would be available to us on reasonable terms or that any future issuances of equity securities in connection with any future acquisitions will not be dilutive to our shareholders. The occurrence of any of these events could adversely affect the expected benefits of any acquisitions and could have a material adverse effect on our financial condition, results of operations or cash flows.
We may be adversely impacted if our information technology systems fail to perform adequately, including with respect to cybersecurity issues.
The efficient operation of our business depends on our information technology systems. We rely on our information technology systems, some of which are managed by third parties, to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems (including those managed or provided to us by third parties) to perform as we anticipate could disrupt our business and have a material adverse effect on our results of operations.

In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches or intrusions (including theft of confidential data), and viruses. Cyber-attacks, data breaches or other breaches of our information security systems could cause equipment failures or disruptions to our operations. Our inability to operate our networks and security information systems as a result of such events, even for a short period of time, could result in significant expenses or operating disruptions. No cybersecurity incidents that we have experienced to date have resulted in, or are reasonably likely to result in, a material adverse effect on our financial condition, results of operations, or business strategy. If we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we could suffer financial and reputational damage, be subject to litigation, or incur remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers, or employees.
We have invested and expect to continue to invest in technology security initiatives, information technology risk management, and disaster recovery plans. The cost and operational consequences of implementing, maintaining, and enhancing further data or system protection measures could increase significantly to overcome increasingly frequent, complex, and sophisticated cyber threats. Our efforts to deter, identify, mitigate, or eliminate future cyber threats could require us to incur significant additional expense and may not be successful.
The inability for us to attract, develop, retain, motivate, and maintain good relationships with our workforce, including key personnel, could have a material adverse effect on our business and our profitability.
Our future success depends on our ability to attract, develop, retain, motivate, and maintain good relationships with qualified personnel, particularly those who have extensive expertise in leaf tobacco or plant-based ingredients operations and who may also have long service with our Company. We have such personnel in our senior executive leadership as well as in other key areas throughout our U.S. and international operations such as procurement, manufacturing, and sales.
Changes in labor markets and other socioeconomic and demographic changes have increased the competition for hiring and retaining talent. As a result of this competition, we may be unable to continue to attract, develop, retain, motivate, and maintain good relationships with suitably qualified individuals at acceptable compensation levels who have the managerial, operational, and technical knowledge and experience to meet our needs. Furthermore, the failure to execute on internal succession plans or to effectively transfer knowledge from exiting employees to others in the organization could have a material adverse effect on our business and results of operations. Even if we succeed in hiring new personnel to fill vacancies, lengthy training and orientation periods may be required before new employees are able to achieve necessary productivity levels. Any failure by us to attract, develop, retain, motivate, and maintain good relationships with qualified individuals could have a material adverse effect on our business and results of operations.
We are dependent on a seasonal workforce to meet our operational needs.
Our operations depend in part on our ability to attract, train, motivate and retain qualified employees, many of whom are seasonal employees. We seek to manage seasonal wages and the timing of the hiring process to have the appropriate workforce in place for peak and low seasons. Many of our operations are located in rural communities that may not have sufficient labor pools. If we are unable to hire sufficient personnel or successfully manage our seasonal workforce needs, we may not be able to meet our operational needs, which could have a material adverse effect on our financial results.
Epidemics, pandemics or similar widespread public health concerns could have a material adverse effect on our business, financial condition, results of operations and demand for our products and services.
Epidemics, pandemics or similar public health concerns could cause a widespread health crisis and significantly disrupt the U.S. and global economies, markets and supply chains. The ultimate impact of any future pandemic or disease outbreak on our business, financial condition, results of operations and the demand for our products and services in the future is uncertain, and it is impossible to predict whether any impacts we have experienced to date would continue or worsen in the future. The extent to which any pandemic or disease outbreak will impact our business, financial condition, results of operations, and demand for our products and services will depend on future developments including the geographic spread of the health crisis, the impact of disease mutations, the severity and duration of the health crisis, and the type and duration of actions that may be taken by various governmental authorities in response to the pandemic or disease outbreak and the impact on the U.S. and the global economies, markets, and supply chains. Adverse public health developments in countries and states where we operate, therefore, could have a material adverse effect on our business, financial condition, results of operations, and the demand for our products and services. These effects could include a negative impact on the availability of our employees, temporary closures of our facilities or the facilities of our business partners, customers, suppliers, third-party service providers or other vendors, and the interruption of domestic and global supply chains, distribution channels, liquidity and capital markets. While we have business continuity plans and other safeguards in place to mitigate the results of adverse public health developments in the countries where we operate, the business continuity plans and safeguards may not be effective to mitigate the results of epidemics, pandemics, or similar widespread health concerns.

Regulatory and Governmental Factors
Government efforts to regulate the production and consumption of tobacco products could have a significant impact on the businesses of our leaf tobacco customers, which would, in turn, have a material adverse effect on our results of operations.
Governments continue their efforts to reduce the consumption of tobacco products globally by advancing regulations that, among other things, restrict or prohibit tobacco product use, advertising and promotion, increase taxes on tobacco products, limit nicotine levels in tobacco products, or eliminate the use of characterizing flavors.
A number of such measures are included in the World Health Organization (“WHO”) Framework Convention on Tobacco Control (“FCTC”), which entered into force on February 27, 2005, and currently has 183 Parties to the Convention. While the U.S. is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The Conference of the Parties (“COP”), which is the governing body of the WHO FCTC and is comprised of all Parties to the Convention, meets every two years to consider amendments to the agreement and track progress in the implementation of the treaty’s 38 articles. It is not possible to predict how the signatories to the FCTC may choose to fulfill their obligations or the manner or the pace with which they may implement the FCTC articles, and they may take actions that could restrict or prohibit tobacco usage that could materially affect our business and our results of operations.
We also cannot predict the extent or speed at which the efforts of governments or non-governmental agencies to reduce tobacco consumption might affect the business of our primary customers. However, a significant decrease in worldwide tobacco consumption brought about by existing or future laws and regulations would reduce demand for tobacco products, which could have a material adverse effect on our results of operations.
Government actions on the sourcing of leaf tobacco could result in increased barriers in meeting our customers’ requirements, which could have a material adverse effect on our performance and results of operations.
A variety of government actions may have a significant effect on the sourcing and production of leaf tobacco. For example, the WHO, through the FCTC, has specifically issued policy options and recommendations to promote crop diversification initiatives and alternatives to growing leaf tobacco in countries whose economies depend upon tobacco production. If certain countries were to follow these policy recommendations and seek to eliminate or significantly reduce leaf tobacco production, we could encounter difficulty in sourcing leaf tobacco from these regions to fill customer requirements, which could have a material adverse effect on our results of operations.
Certain recommendations by the WHO, through the FCTC, could also cause shifts in customer usage of certain styles of tobacco. In countries such as Canada and Brazil and in the European Union, efforts have been taken to eliminate certain ingredients from the manufacturing process for tobacco products. The FCTC and national governments have also discussed formulating a strategy to place limitations on the level of nicotine allowed in tobacco and tobacco smoke. Such decisions could cause a change in requirements for certain styles of tobacco in particular countries. Shifts in customer demand from one type of tobacco to another could create sourcing challenges as requirements move from one origin to another.
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
Changes in bilateral, multilateral, and international trade agreements also have the potential to disrupt or impact our operations. For example, some trade proposals have included provisions that could effectively allow governments to regulate tobacco products differently than other products. These carve outs could negatively impact the industry and impact requirements for leaf tobacco, which could have a material adverse effect on our business and our results of operations.
We conduct a significant portion of our operations internationally, so political and economic uncertainties in particular countries could have a material adverse effect on our business and results of operations.
Our international operations are subject to uncertainties and risks relating to the political stability of certain foreign governments, principally in developing countries and emerging markets, as well as to the effects of changes in the trade policies and economic regulations of foreign governments. These uncertainties and risks, which include undeveloped or antiquated commercial law, the expropriation, indigenization, or nationalization of assets, and the authority to revoke or refuse to renew business licenses and work permits, could adversely impact our ability to effectively manage our operations in those countries. We have substantial capital investments in South America and Africa, and the performance of our operations in those regions can materially affect our earnings.

Our customers’ operations are subject to similar uncertainties and risks relating to the political stability of the foreign governments in the countries in which their operations are located. Political or economic instability in those countries could impede or disrupt our ability to meet our customers’ needs in or our ability to source raw materials from those impacted countries.
If the political situation in any of the countries where we conduct business were to deteriorate significantly, our ability to recover assets located there could be impaired. To the extent that we do not replace any lost volumes of leaf tobacco with leaf tobacco from other sources, or we incur increased costs related to such replacement, our financial condition or results of operations, or both, could be materially and adversely affected. In addition, if we are unable to supply leaf tobacco to our customers’ locations or otherwise conduct business with our customers due to political stability or interference in their countries of operation, or if we incur increased costs related to such challenges, our performance and results of operations could be materially and adversely affected.
Increasing scrutiny and changing expectations from governments, as well as other stakeholders such as investors and customers, with respect to our sustainability considerations may impose additional costs on us or expose us to additional risks.
Governments, the non-governmental community, and industry increasingly understand the importance of implementing comprehensive environmental, labor, and governance practices. Our commitment to sustainability remains at the core of our business, and we continue to implement what we believe are responsible sustainability practices. Government regulations, however, could result in new or more stringent forms of sustainability oversight and disclosures. These may lead to increased expenditures for environmental controls, land use restrictions, reporting, and other conditions which could have a material adverse effect on our business and results of operations.
In addition, a number of governments are considering due diligence procedures to ensure strict compliance with environmental, labor, and government regulations. The European Union has recently adopted broad due diligence reporting requirements for all industries operating within Europe. The United States has called for a broader and more robust approach to labor compliance in foreign jurisdictions, which could include some of our strategic origins. Due to general uncertainty regarding the timing, content, and extent of any such regulatory changes in the United States or abroad, we cannot predict the impact, if any, that these changes could have to our business, financial condition, and results of operations.
Changes in tax laws in the countries where we do business could have a material adverse effect on our results of operations.
We operate globally and are subject to the tax laws of multiple jurisdictions in the United States and abroad. Changes in tax laws or the interpretation of tax laws can affect our earnings, as can the resolution of various pending and contested tax issues. For example, multiple countries in which we operate have enacted or are in the process of enacting legislation to adopt the Global Anti-Base Erosion Model Rules (Pillar Two) issued by the Organization for Economic Co-operation and Development (the “OECD”). For those jurisdictions that have legislation with an effective enactment date of January 1, 2024, these rules apply beginning with the current fiscal reporting year. We continue to evaluate, interpret, and apply the new rules and will review any subsequent changes that may be retroactive. We will continue to monitor potential and enacted tax changes in the jurisdictions in which we operate. The impact of the changes in tax rules and regulations could have a material adverse effect on our effective tax rate.
Financial Factors
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025. Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of March 31, 2025 as a result of certain deficiencies that were determined to constitute a material weakness in our internal control over financial reporting. Specifically, we determined that the internal controls at one of our tobacco subsidiaries were not effectively documented and executed to ensure that the existence of all dark air-cured tobacco inventories subject to physical inventory counts were appropriately counted, and that the controls related to the compilation and reconciliation of the related inventory to ensure complete and accurate reporting of inventory in the consolidated financial statements were not effective. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
While this material weakness did not result in a material misstatement of our consolidated financial statements for the fiscal year ended March 31, 2025, these control deficiencies had not been remediated as of March 31, 2025, and there is a reasonable possibility that they could have resulted in a material misstatement in our annual or interim consolidated financial statements that would not be prevented or detected. We, under the oversight of the Audit Committee, have taken steps to implement our remediation plan. However, the material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. Furthermore, we cannot give any assurance that the measures we take will remediate the material weakness.
We cannot give any assurance that additional material weaknesses will not arise in the future. Any failure to remediate the material weakness, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition, results of operations or cash flows, restrict our ability to access the capital markets, require significant resources to correct the material weaknesses or deficiencies, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence and cause a decline in the market price of our stock.
We are not currently eligible to use a Form S-3 registration statement, which could impair our capital-raising activities.
As a result of our failure to timely file our Form 10-Q for the quarter ended September 30, 2024, and the Form 10-Q for the quarter ended December 31, 2024 with the SEC, we are not currently eligible to use a Form S-3 registration statement. Further, as a result of the late Form 10-Q filing for the quarter ended September 30, 2024 and the late Form 10-Q filing for the quarter ended December 31, 2024, we are also not currently a “well-known seasoned issuer,” as such term is used in the SEC’s regulations, which otherwise would allow us to, among other things, file automatically effective Form S-3 registration statements. Our eligibility to use a Form S-3 registration statement may not be restored until March 1, 2026, and then only if we have not had any other filing delinquency that would preclude Form S-3 eligibility and satisfies all other requirements for Form S-3 eligibility. During any period when we are not eligible to use Form S-3 or qualify as a “well-known seasoned issuer,” our capital-raising ability may be impaired. Under these circumstances, we would be required to conduct our offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.
Failure of our customers or suppliers to repay extensions of credit could have a material adverse effect on our results of operations.
In our tobacco operations, we extend credit to both suppliers and customers. A significant bad debt provision related to amounts due could have a material adverse effect on our results of operations. In addition, crop advances to leaf tobacco farmers are generally secured by the farmers’ agreement to deliver green tobacco. In the event of crop failure, delivery failure, or permanent reductions in crop sizes, full recovery of advances may never be realized, or otherwise could be delayed until future crops are delivered.
Fluctuations in foreign currency exchange rates could have a material adverse effect on our results of operations.
We account for most of our tobacco operations and all of our ingredients companies using the U.S. dollar as the functional currency. The international tobacco trade generally is conducted in U.S. dollars, and we finance most of our tobacco operations in U.S. dollars. Although this generally limits foreign exchange risk to the economic risk that is related to leaf purchase and production costs, overhead, and income taxes in the source country, significant currency movements could materially impact our results of operations. Changes in exchange rates can make a particular leaf tobacco crop more or less expensive in U.S. dollar terms. If a particular crop is viewed as expensive in U.S. dollar terms, it may be less attractive in the world market. This could have a material adverse effect on the profitability of that crop and our results of operations. In tobacco markets that are primarily domestic, the local currency is the functional currency. In addition, the local currency is the functional currency in other leaf tobacco markets, such as Western Europe, where export sales have been denominated primarily in local currencies. In these markets, reported earnings are affected by the translation of the local currency into the U.S. dollar.
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
We have used currency hedging strategies to reduce our foreign currency exchange rate risks in some markets. In addition, where we source tobacco in countries with illiquid or nonexistent forward foreign exchange markets, we often manage our foreign exchange risk by matching funding for tobacco inventory purchases with the currency of sale and by minimizing our net investment in these countries. To the extent that we have net monetary assets or liabilities in local currency, and those balances are not hedged, we may have currency remeasurement gains or losses that could materially affect our results of operations.

Changes in interest rates could have a material adverse effect on our results of operations.
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
Low investment performance by our defined benefit pension plan assets and changes in pension plan valuation assumptions could increase our pension expense and could require us to fund a larger portion of our pension obligations, thus diverting funds from other potential uses.
We sponsor domestic defined benefit pension plans that cover certain eligible employees. Our results of operations may be positively or negatively affected by the amount of expense we record for these plans. U.S. generally accepted accounting principles (“GAAP”) require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions that may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension expense for fiscal year 2025 were the discount rate, the expected long-term rate of return on plan assets, and the mortality rates. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to shareholders’ equity through a reduction or increase to the “Pension and other postretirement benefit plans” component of Accumulated Other Comprehensive Loss. At the end of fiscal year 2025, the projected benefit obligation (“PBO”) of our qualified U.S. pension plan was approximately $150 million and plan assets were approximately $160 million. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense can also affect the amount of cash we are required to contribute to our pension plans under requirements of the Employee Retirement Income Security Act (“ERISA”). Failure to achieve expected returns on plan assets could also result in an increase in the amount of cash we would be required to contribute to our pension plans. In order to maintain or improve the funded status of our plans, we may also choose to contribute more cash to our plans than required by ERISA regulations.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Cybersecurity risks are considered within our broader enterprise risk management (“ERM”) framework as part of our overall risk assessment process. We maintain a comprehensive Information Security Program and controls that are designed to assess, identify, manage, contain, and recover from material cybersecurity risks. The Information Security Program is also designed to identify emerging cybersecurity and information security risks and apply safeguards to the Company, our assets, customer, and employee data. The Information Security Program also addresses cybersecurity risks associated with our use of third-party service providers through systems and processes that are designed to assess, identify, and reduce the potential likelihood and impact of a cybersecurity incident at our third-party service providers. However, we rely on our third-party partners to implement effective information security programs commensurate with the risk associated with the nature of their business relationships to us and cannot ensure in all circumstances their efforts will be successful. The Information Security Program is based on Center for Internet Security (“CIS”) Controls, a cybersecurity framework that is acknowledged worldwide and is designed to comply with applicable laws and guidelines.
We also have adopted a cybersecurity incident response and recovery plan to enable us to respond to cybersecurity incidents that may affect the function and security of the Company, our information technology assets, customer and employee data, information resources, and business operations. We have adopted cyber and data security policies, that address matters including user access, incident response, third-party compliance, personal devices, and data privacy. These policies are reviewed annually. We also maintain insurance covering certain costs that may be incurred in connection with cybersecurity incidents, should they occur.
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

We regularly evaluate our Information Security Program based on software vendor assessments and reports, insurance underwriter evaluations, and internal and external audits, including customer audits. We also periodically engage third parties to review the effectiveness of its Information Security Program. To date, these engagements have included third-party penetration testing, risk identification, and a fiscal year 2023 comprehensive evaluation of the maturity of our Information Security Program.
Management has determined that no cybersecurity incidents that we have experienced to date have resulted in, or are reasonably likely to result in, a material adverse effect on our financial condition, results of operations, or business strategy. For additional information on risks from cybersecurity threats and potential related impacts on the Company, please see Item 1A. “Risk Factors.”
Cybersecurity Governance
Board Oversight
The Board of Directors is ultimately responsible for our Information Security Program, and it has delegated to the Audit Committee primary oversight responsibility for this information security and technology (including cybersecurity) risk management program. The Audit Committee periodically reviews the program and information security, cybersecurity, and technology risks. At least quarterly, the Audit Committee reviews and discusses with management and our senior information officers the Information Security Program, including the structure and function of the program and any enhancements made to the program as a result of third-party reviews or an identified security risk. The Audit Committee regularly briefs the Board on these discussions. In addition, our Incident Response Policy outlines procedures pursuant to which cybersecurity incidents or risks are escalated within the Company, and, as applicable, timely reported to the Audit Committee and Board.
Management Oversight
Our Information Security Program is a comprehensive framework of policies, procedures, and guidelines designed to ensure the security, availability, and confidentiality of our systems.
Our Chief Information Officer (CIO) and Corporate Director of Information Technology Security (CDIS), in coordination with our Information Technology Department and other appropriate personnel, are responsible for assessing and managing our risks from cybersecurity threats. The CIO has served various roles in information technology and information security for over 25 years, including Corporate Director, Technology & IS Strategy and Director of Applications and Technology, has been in his current role for more than 10 years, and holds a BS degree in Computer Science. Our CIO has various industry certifications, including being a Microsoft Certified Professional (MCP) and holding the Project Management Professional (PMP) certification, offered by the Project Management Institute (PMI).
The program is led by our CDIS, who operates under the direction of the CIO. With over 30 years of experience in IT and cybersecurity, the CDIS heads our global Information Security team and the Security Steering team. This multidisciplinary team comprises experts from IT, Infosec, Legal, Audit, and Risk. The CDIS brings extensive expertise across a diverse array of platforms, services, and technologies.
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

Item 2.      Properties
We own the following significant properties:

Location	Principal Use	Building Area
		(Square Feet)
Tobacco Operations:
United States
Nash County, North Carolina	Factory and storages	1,323,000
Lancaster, Pennsylvania	Factory and storages	793,000

Brazil
Santa Cruz	Factory and storages	2,386,000

Malawi
Lilongwe	Factory and storages	942,000

Mozambique
Tete	Factory and storages	770,000

Philippines
Agoo, La Union	Factory and storages	770,000
Reina Mercedes, Isabela	Factory and storages	759,000

Zimbabwe
Harare (1)	Factory and storages	1,445,000

Ingredients Operations:
United States
Momence, Illinois	Factory and storages	407,000
Grandview, Washington	Factory and storages	125,000
Prosser, Washington	Factory and storages	335,000
Lancaster, Pennsylvania	Factory and storages	194,000
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
In addition to our significant properties listed above, we own other processing facilities in the following countries: Guatemala, Italy, the Netherlands, Poland, and the United States. In addition, we have an ownership interest in a processing plant in Mexico and have access to processing facilities in other areas, such as India, the People’s Republic of China, and the Republic of South Africa. Socotab L.L.C., an oriental tobacco joint venture in which we own a noncontrolling interest, owns tobacco processing plants in Bulgaria, the Republic of North Macedonia, and Türkiye.
Except for the Lancaster, Pennsylvania facility, the tobacco facilities described above are engaged primarily in processing tobaccos used by manufacturers in the production of cigarettes. The Lancaster, Pennsylvania facility, as well as facilities in Brazil, the Dominican Republic, Indonesia, and Paraguay, process tobaccos used in making cigar, pipe, and smokeless products, as well as components of certain “roll-your-own” products.
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
Item 3.   Legal Proceedings
Some of our subsidiaries are involved in litigation or legal matters incidental to their business activities. While the outcome of these matters cannot be predicted with certainty, we are vigorously defending the matters and do not currently expect that any of them will have a material adverse effect on our business or financial position. However, should one or more of these matters be resolved in a manner adverse to our current expectation, the effect on our results of operations for a particular fiscal reporting period could be material. For additional information regarding litigation and other legal matters to which we are a party, see Note 15 to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” (“Item 8”), which is incorporated by reference into this Item.
Item 4.   Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Equity
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “UVV.”
Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. Based on our March 31, 2025 financial statements, we were in compliance with all of these financial covenants at March 31, 2025. At May 29, 2025, there were 790 holders of record of our common stock. See Notes 8 and 13 to the consolidated financial statements in Item 8 for more information on debt covenants and equity securities.
Purchases of Equity Securities
As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended March 31, 2025.

	Common Stock
Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1-31, 2025	—	$—	—	$100,000,000
February 1-28, 2025	—	—	—	100,000,000
March 1-31, 2025	—	—	—	100,000,000
Total	—	$—	—	$100,000,000
(1)Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.
(2)Amounts listed for average price paid per share include broker commissions paid in the transactions.
(3)A stock repurchase plan, which was authorized by our Board of Directors, became effective and was publicly announced on November 7, 2024. This stock repurchase plan authorizes the purchase of up to $100 million in common and/or preferred stock in open market or privately negotiated transactions through November 15, 2026, subject to market conditions and other factors.
Item 6.   [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations is provided to enhance the understanding of, and should be read in conjunction with, Item 1, “Business” and Item 8, “Financial Statements and Supplementary Data.” For information on risks and uncertainties related to our business that may make past performance not indicative of future results, or cause actual results to differ materially from any forward-looking statements, see Item 1A, “Risk Factors.”
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
We have positioned our Company for long-term success by maximizing opportunities in the leaf tobacco business and investing in the growth of our plant-based ingredients platform. In fiscal year 2025, we continued to enhance and increase the capabilities across our two segments: Tobacco Operations and Ingredients Operations.
•Our Tobacco Operations segment delivered very strong results in fiscal year 2025 and maintained its position as the leading global leaf tobacco supplier. This segment primarily focuses on procuring and processing flue-cured, burley, dark air-cured, and oriental leaf tobacco for consumer product manufacturers.
•Our Ingredients Operations segment specializes in sourcing and processing vegetable and fruit ingredients, flavorings, and botanical extracts for consumer packaged goods manufacturers, retailers, and food and beverage companies. In fiscal year 2025, this segment continued to increase its capabilities through the growth of its sales, marketing, and product development teams and the completion of a major expansion project that furthers our ability to deliver innovative, custom products to our customers.
RESULTS OF OPERATIONS
Amounts described as net income (loss) and earnings (loss) per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries. Adjusted operating income (loss), adjusted net income (loss) attributable to Universal Corporation, adjusted diluted earnings (loss) per share, and the total for segment operating income (loss) referred to in this discussion are non-GAAP financial measures. These measures are not financial measures calculated in accordance with GAAP and should not be considered as substitutes for operating income (loss), net income (loss) attributable to Universal Corporation, diluted earnings (loss) per share, cash from operating activities or any other operating or financial performance measure calculated in accordance with GAAP, and may not be comparable to similarly-titled measures reported by other companies. Reconciliations of adjusted operating income (loss) to consolidated operating (income), adjusted net income (loss) attributable to Universal Corporation to consolidated net income (loss) attributable to Universal Corporation and adjusted diluted earnings (loss) per share to diluted earnings (loss) per share are provided in Other Items below. In addition, we have provided a reconciliation of the total for segment operating income (loss) to consolidated operating income (loss) in Note 16 to the consolidated financial statements in Item 8. Management evaluates the consolidated Company and segment performance excluding certain significant charges or credits. We believe these non-GAAP financial measures, which exclude items that we believe are not indicative of our core operating results, provide investors with important information that is useful in understanding our business results and trends.
References to net debt, net capitalization, and net debt to net capitalization ratio are also references to non-GAAP financial measures. These measures are not financial measures calculated in accordance with GAAP and should not be considered substitutes for total debt, total capitalization, total debt to total capitalization ratio, or any other operating or financial performance measures calculated in accordance with GAAP, and may not be comparable to similarly-titled measures reported by other companies. Reconciliations of net debt to total debt and net capitalization to total capitalization are provided in Other Items below. We believe these non-GAAP measures are meaningful indicators of our liquidity and financial position.
Fiscal Year Ended March 31, 2025, Compared to the Fiscal Year Ended March 31, 2024
Executive Summary
Fiscal year 2025 was an exceptional year for Universal. Revenues and operating income increased by 7% and 5%, respectively, in fiscal year 2025, compared to a very strong fiscal year 2024. We executed against our business plan and increased revenue and operating income on a consolidated basis and for both of our operating segments. The improved results for our Tobacco Operations segment were driven by continued strong demand from our customers, successful global tobacco marketing and procurement efforts, as well as improved volumes and quality of burley crops in Africa. Our Ingredients Operations segment benefited from higher sales volumes, including increases in sales of value-added products, supported by increased capabilities from the growth in our sales, marketing, and product development teams, and the completion of the expansion project at our

Lancaster, Pennsylvania facility. We are very encouraged by the interest we are seeing from customers in our newly produced and developed value-added ingredient products.
As we move into fiscal year 2026, we foresee continued strong demand for tobacco and larger tobacco crops shifting global markets to more balanced tobacco supply positions. We are also continuing our progress with Universal Ingredients and supporting existing and new customers with our platform resources and our expanded and enhanced ingredients facility. We are excited about the prospects for the year ahead as we seek to further maximize and optimize our tobacco business, grow our ingredients business, and strengthen our company to drive increasing value for all Universal stakeholders.

FINANCIAL HIGHLIGHTS
	Fiscal Year Ended March 31,		Change
(in millions of dollars, except per share data)	2025	2024	$	%

Consolidated Results
Sales and other operating revenue	$2,947.3	$2,748.6	$198.7	7%
Cost of goods sold	2,398.6	2,212.5	186.2	8%
Gross profit margin	18.6%	19.5%	---	-90 bps
Selling, general and administrative expenses	305.3	310.6	(5.3)	(2)%
Restructuring and impairment costs	10.6	3.5	7.1	200%
Operating income (as reported)	232.8	222.0	10.8	5%
Adjusted operating income (Non-GAAP)*	243.4	230.3	13.1	6%
Diluted earnings per share (as reported)	3.78	4.78	(1.00)	(21)%
Adjusted diluted earnings per share (Non-GAAP)*	4.63	5.08	(0.45)	(9)%
Segment Results
Tobacco operations sales and other operating revenues	$2,608.7	$2,438.8	$169.9	7%
Tobacco operations operating income	240.2	222.4	17.8	8%
Ingredients operations sales and other operating revenues	338.6	309.8	28.8	9%
Ingredients operations operating income	12.3	3.9	8.4	212%
*See Reconciliation of Certain Non-GAAP Financial Measures in Other Items below.
Consolidated Results
Revenues and operating income for fiscal year 2025, increased by 7%, or $198.7 million, and by 5%, or $10.8 million, respectively, compared to fiscal year 2024, driven by improved performance in both the Tobacco Operations and Ingredients Operations segments.
Selling, general, and administrative expenses were down by 2%, or $5.3 million, on $12.2 million of higher recoveries of farmer advances, the absence of $4.8 million in costs related to the settlement of a value-added tax settlement program in fiscal year 2024, and $3.5 million of lower compensation costs, offset in part by $8.2 million of higher legal and professional fees and $7.2 million of higher sales commissions.
Adjusted operating income was up by 6%, or $13.1 million, in fiscal year 2025, compared to fiscal year 2024, largely on strong performance in the Tobacco Operations and Ingredients Operations segments. Adjusted net income attributable to Universal Corporation was down by 9%, or $10.8 million, for fiscal year 2025, compared to fiscal year 2024, primarily on a $14.1 million pension settlement change and a $13.4 million increase in interest expense on higher average debt balances, offset in part by $8.3 million in increased equity in pretax earnings from unconsolidated affiliates.
Tobacco Operations Segment
Revenues for the Tobacco Operations segment increased by 7%, or $169.9 million, and operating income for the segment increased by 8%, or $17.8 million, in fiscal year 2025, compared to fiscal year 2024. Customer demand continued to be strong in fiscal year 2025, and tobacco procurement and marketing efforts were successful. Tobacco average sales prices increased 12%, and tobacco sales volumes decreased slightly, about 4%, in fiscal year 2025, compared to fiscal year 2024. Tobacco Operations segment results reflected larger, higher quality, better yielding crops from Africa; higher sales of carryover crops; weather-reduced crop sizes in Brazil and the United States in fiscal year 2025; and $13.4 million of higher tobacco inventory write-downs, compared to fiscal year 2024. Selling, general, and administrative expenses were $0.2 million lower in fiscal year 2025, compared to fiscal year 2024, largely on $12.2 million of higher net recoveries of farmer advances and the absence of $4.8 million in costs related to the settlement of a value-added tax settlement program in fiscal year 2024, offset in part by $7.2 million of higher sales commissions and $7.2 million of higher legal and professional fees.

Ingredients Operations Segment
Revenues and operating income for the Ingredients Operations segment increased by 9%, or $28.8 million, and 212%, or $8.4 million, respectively, in fiscal year 2025, compared to fiscal year 2024. Results for fiscal year 2025 for the Ingredients Operations segment reflected increased sales of new products, higher sales in the fourth fiscal quarter due to anticipated tariffs, as well as lower inventory write-downs of $2.8 million, compared to fiscal year 2024. We also continued to see a high level of interest in our value-added products and increased sales volumes for certain new products, particularly in the beverage category in fiscal year 2025, compared to fiscal year 2024, reflecting the effectiveness of platform investments.
Additional Items
Cost of goods sold increased by 8%, or $186.2 million, in fiscal year 2025, compared to fiscal year 2024, largely on higher tobacco prices and a $10.5 million increase in inventory write-downs.
Restructuring and impairment costs of $10.6 million in fiscal year 2025 were related to the previously announced consolidation of the Company’s European tobacco sheet operations.
In March 2025, we completed a pension de-risking transaction or “pension lift-out” to transfer approximately $47 million of our Company-sponsored defined benefit pension plan obligations and assets to a third-party insurer through the purchase of a non-participating annuity. The obligations transferred to the third-party insurer covered the respective benefit obligations for a subset of retirees currently receiving benefit payments. The transaction triggered settlement accounting that required us to immediately recognize a portion of the accumulated comprehensive losses associated with the defined benefit pension plan. The non-cash pension settlement charge of $14.1 million was recognized in our consolidated statements of income for the fiscal year ended March 31, 2025.
The consolidated effective tax rate for fiscal year 2025 was 26.6%. The consolidated effective tax rate for fiscal year 2024 was 19%. The consolidated effective tax rate for fiscal year 2025 was higher than the consolidated tax rate for fiscal year 2024 due to various factors, including the mix and timing of domestic and foreign earnings, discrete items, and the effect of exchange rate changes on taxes coupled with an minimal income tax benefit associated with the restructuring and impairment costs recognized for the consolidation of the sheet operations in fiscal year 2025.
Sustainability
Universal released its 2024 Sustainability Report in December 2024, highlighting our efforts in advancing energy efficiency, strengthening supply chain resiliency and continuing to be a strong partner for its farming communities. Universal’s business strategy integrates responsible business practices, and we believe our commitment to sustainability is a competitive advantage in the global marketplace.
As disclosed in our 2024 Sustainability Report, we continue to support our supply chain sustainability goals and have substantially met our existing targets of zero child labor, appropriate labor accommodations, farm worker minimum wage payments, and personal protective equipment access. Universal’s leaf technicians made over 1.8 million visits to more than 175,000 contracted farmers to maintain our visibility and traceability in our supply chain. We also continue to enhance transparency and collaboration with our stakeholders by reporting to the Sustainable Tobacco Program. Universal has trained over 175,000 farmers on Good Agricultural Practices and Agricultural Labor Practices to advance environmental and human rights best practices throughout our contracted farmer base.

Other Items
Reconciliation of Certain Non-GAAP Financial Measures
The following tables set forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Fiscal Year Ended March 31,
(in thousands)	2025	2024
As Reported: Consolidated operating income	$232,797	$222,009
Value-added tax settlement costs(1)	—	4,754
Restructuring and impairment costs(2)	10,573	3,523
Adjusted operating income (Non-GAAP)	$243,370	$230,286

Adjusted Net Income and Adjusted Diluted Earnings Per Share Reconciliation
	Fiscal Year Ended March 31,
(in thousands except for per share amounts)	2025	2024
As Reported: Net income attributable to Universal Corporation	$95,047	$119,598
Value-added tax settlement costs(1)	—	4,754
Restructuring and impairment costs(2)	10,573	3,523
Pension settlement charge(3)	14,101	—
Interest expense for value-added tax settlement(1)	—	245
Total of Non-GAAP adjustments to income before income taxes	24,674	8,522
Income tax benefit from value-added tax settlement(1)(4)	—	(498)
Income tax benefit from restructuring and impairment costs(2)(4)	(132)	(512)
Income tax benefit from pension settlement charge(3)(4)	(3,257)	—
Total of income tax impacts for Non-GAAP adjustments to income before income taxes and Non-GAAP adjustment to income taxes(4)	(3,389)	(1,010)
As adjusted: Net income attributable to Universal Corporation (Non-GAAP)	$116,332	$127,110

As reported: Diluted earnings per share	$3.78	$4.78
Adjusted: Diluted earnings per share (Non-GAAP)	$4.63	$5.08
(1)     In the fourth quarter of fiscal year 2024, the Company utilized a voluntary government-sponsored value-added tax program in Brazil to settle a previously contested assessment. The Company’s participation in the settlement program eliminates any future litigation regarding the matter.
(2)     Restructuring and impairment costs are included in consolidated operating income in the consolidated statements of income, but excluded for purposes of Adjusted operating income, Adjusted net income available to Universal Corporation, and Adjusted diluted earnings per share. See Note 3 for additional information.
(3)     In March 2025, the Company completed a pension de-risking transaction or “pension lift-out” to transfer approximately $47 million of its qualified domestic pension plan obligations and assets to a third-party insurer through the purchase of a non-participating annuity. The obligations transferred to the third-party insurer covered the respective benefit obligations for a subset of retirees currently receiving benefit payments. The transaction triggered settlement accounting that required the Company to immediately recognize a portion of the accumulated comprehensive losses associated with the defined benefit pension plan.
(4)    The income tax effect of Non-GAAP adjustments was determined based on the timing and nature of the specific Non-GAAP adjustments and their relevant jurisdictional income tax rates (foreign, state, and local) and the applicable U.S. federal income tax rates. The Company considers current and deferred income tax rates to calculate the impact to income taxes for the Non-GAAP adjustments.

The following table reconciles total debt to net debt and net capitalization:

Net Debt and Net Capitalization Reconciliation
	March 31,	March 31,
(in thousands)	2025	2024
Add: Notes payable and overdrafts	$455,039	$417,217
Add: Long-term obligations	617,918	617,364
Add: Current portion of long-term obligations	—	—
Total Debt	1,072,957	1,034,581
Add: Customer advances and deposits	3,763	17,179
Less: Cash and cash equivalents	260,115	55,593
Net Debt (Non-GAAP)	$816,605	$996,167
Add: Total Universal Corporation shareholders’ equity	1,458,556	1,437,207
Net Capitalization (Non-GAAP)	$2,275,161	$2,433,374

Net Debt/Net Capitalization (Non-GAAP)	36%	41%
Fiscal Year Ended March 31, 2024, Compared to the Fiscal Year Ended March 31, 2023
For a comparison of our performance and financial metrics for the fiscal years ended March 31, 2024 and March 31, 2023, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on May 29, 2024.
Accounting Pronouncements
    See “Accounting Pronouncements” in Note 1 to the consolidated financial statements in Item 8 of this Annual Report for a discussion of recent accounting pronouncements issued by the Financial Accounting Standards Board that will become effective and be adopted by the Company in future reporting periods.

LIQUIDITY AND CAPITAL RESOURCES
Overview
In fiscal year 2025, our liquidity was sufficient to meet our needs. We continued our financial policies and disciplines and returned funds to shareholders. Due to market conditions in Brazil, we made the strategic decision in the quarter ended March 31, 2024, to accelerate tobacco purchases there. Therefore, some of our working capital investments for the Brazil crop that typically would have been made in our fiscal year 2025, were made in our fiscal year 2024, reducing required working capital in fiscal year 2025.
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
We believe that our financial resources are adequate to support our anticipated capital and liquidity needs for the upcoming next 12 months and beyond. Our seasonal borrowing requirements primarily relate to purchasing tobacco crops in South America and Africa and can increase during the buying season for those crops by up to $400 million. The funding required can vary significantly depending upon such factors as crop sizes, the price of leaf, the relative strength of the U.S. dollar, and the timing of shipments and customer payments. We deal with this uncertainty by maintaining substantial credit lines and cash balances. In addition to our operating requirements for working capital, we make capital expenditures to maintain our facilities and invest in opportunities to grow and improve our businesses.
Cash Flow
Our operations generated about $327.0 million in operating cash flows in fiscal year 2025. That amount was about $401.6 million higher than the $74.6 million we used in fiscal year 2024, primarily on lower working capital requirements in fiscal year 2025, due to accelerated tobacco purchasing in Brazil in fiscal year 2024. During the fiscal year ended March 31, 2025, we spent $62.6 million on capital projects, and we returned $79.7 million to shareholders in the form of dividends. At March 31, 2025, cash balances totaled $260.1 million.
Working Capital
Working capital at March 31, 2025, was about $1.4 billion, up about $14.8 million from last fiscal year’s level, as higher cash and account receivable balances largely offset lower tobacco inventory levels. Tobacco inventories of $806.3 million at March 31, 2025, were down $264.2 million compared to inventory levels at the end of the prior fiscal year, due to accelerated tobacco purchases in fiscal year 2024. Advances to suppliers were up $30.3 million at March 31, 2025, from prior year levels largely on higher crop costs in fiscal year 2025. We generally do not purchase material quantities of leaf tobacco on a speculative basis. However, when we contract directly with tobacco farmers, we are obligated to buy all stalk positions, which may contain less marketable leaf styles. Our uncommitted tobacco inventories decreased by approximately $17.2 million to $164.0 million, or about 20% of tobacco inventory, at March 31, 2025, compared to March 31, 2024 levels. Uncommitted inventories at March 31, 2024, were $181.1 million, which represented 17% of tobacco inventory. While we target committed tobacco inventory levels of 80% or more of total tobacco inventory, the level of these uncommitted inventories is influenced by timing of farmer deliveries and purchases of new crops, as well as the receipt of customer orders.
Capital Allocation
Our capital allocation strategy focuses on four strategic priorities:
•Strengthening and investing for growth in our leaf tobacco business;
•Increasing our strong dividend;
•Exploring growth opportunities for our plant-based ingredients business; and
•Returning excess capital through share repurchases.
We have been positioning our company for the future by investing in and growing our Universal Ingredients platform, while leveraging our position as the leading global leaf tobacco supplier to maximize opportunities in the leaf tobacco business. We intend to continue to make disciplined investments to take advantage of growth opportunities in tobacco and in our ingredients business. Through these actions, we believe we will be able to deliver enhanced shareholder value through earnings growth and the generation of free cash flow despite operating in a mature tobacco industry. As we look ahead, we intend to continue to evaluate opportunities to return capital to shareholders.
Share Activity
Our Board of Directors approved our current share repurchase program in November 2024. The program authorizes the purchase of up to $100 million of our common stock through November 15, 2026. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. We did not repurchase any shares of common stock in fiscal year 2025. At March 31, 2025, our available authorization under our current share repurchase program was $100 million, and approximately 24.7 million common shares were outstanding.
Capital Spending
Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and support our farmer base. During fiscal years 2025 and 2024, we invested $66.6 million and $66.0 million, respectively, in our property, plant, and equipment. Capital expenditures in fiscal years 2025 and 2024 included investments to expand Universal Ingredients’ manufacturing capabilities in Lancaster, Pennsylvania. Depreciation expense was approximately $48.7 million and $47.1 million, respectively, in fiscal years 2025 and 2024. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. We currently plan to spend approximately $45 to $55 million in fiscal year 2026 on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.
Outstanding Debt and Other Financing Arrangements
At March 31, 2025, we had $1.1 billion in total debt outstanding, an increase of $38.4 million, compared to March 31, 2024 levels. We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders’ equity to be our net capitalization. Net debt decreased by $179.6 million to $816.6 million during the fiscal year ended March 31, 2025. The decrease in net debt reflects lower working capital requirements. Net debt as a percentage of net capitalization was 36% at March 31, 2025, down from 41% at March 31, 2024.
As of March 31, 2025, we had $270 million available under the committed revolving credit facility that will mature in December 2027, and we, together with our consolidated affiliates, had approximately $466 million in uncommitted lines of credit, of which approximately $271 million were unused and available to support seasonal working capital needs. The financial covenants under our committed revolving credit facility require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. Based on our March 31, 2025 financial statements, we were in compliance with all financial covenants of our debt agreements as of March 31, 2025. We have no long-term debt maturing until fiscal year 2028.
Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. Currently, we have interest rate swap agreements that convert the variable benchmark SOFR rates on $310 million of our two outstanding term loans to fixed rates. With the swap agreements in place, the effective interest rates on $275 million of the five-year term loan and $345 million of the seven-year term loan were 5.96% and 6.16%, respectively, as of March 31, 2025. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable rate five- and seven-year term loans and are accounted for as cash flow hedges. Under the swap agreements, we receive variable rate interest and pay fixed rate interest. At March 31, 2025, the fair value of our open interest rate hedge swaps was a net asset of approximately $2 million.
We also enter derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecasted purchases of tobacco, related processing costs, and crop input sales in Brazil, as well as our net monetary asset exposure in local currency there. We generally account for our hedges of forecasted tobacco purchases as cash flow hedges. At March 31, 2025, the fair value of those open contracts was a net liability of approximately $5.2 million. We also had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net liability of approximately $1.1 million at March 31, 2025. For additional information, see Note 10 to the consolidated financial statements in Item 8.
Pension Funding
The funds supporting our ERISA-regulated U.S. defined benefit pension plan at March 31, 2025, were approximately $160 million. The accumulated benefit obligation (“ABO”) and PBO were approximately $140 million and $150 million, respectively, as of March 31, 2025. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 12 to the consolidated financial statements in Item 8. We expect to make no contributions to our ERISA-regulated pension plan during the next fiscal year. It is our policy to regularly monitor the performance of the funds and to review the adequacy of our funding and plan contributions.
Contractual Obligations
Our contractual obligations as of March 31, 2025, were as follows:

(in thousands of dollars)	Total	2026	2027-2028	2029-2030	After 2030
Notes payable and long-term debt (1)	$1,233,124	$504,745	$346,192	$382,187	$—
Operating lease obligations	42,497	14,582	16,574	8,176	3,165
Inventory purchase obligations:
Tobacco	926,049	758,963	167,086	—	—
Agricultural materials	49,929	49,929	—	—	—
Other purchase obligations	57,396	56,385	1,000	11	—
Total	$2,308,995	$1,384,604	$530,852	$390,374	$3,165
(1)Includes interest payments. Interest payments on $765 million of variable rate debt were estimated based on rates as of March 31, 2025. We have entered into interest rate swaps that effectively convert the interest payments on $310 million of the outstanding balance of our two bank term loans from variable to fixed. The fixed rate has been used to determine the contractual interest payments for all periods.
In addition to principal and interest payments on notes payable and long-term debt, our contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield, and prices will depend on the quality of the tobacco delivered. We have partially funded our tobacco purchases in some origins with short-term advances to farmers and other suppliers, which totaled approximately $171 million, net of allowances, at March 31, 2025.
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
Inventories
Inventories of tobacco are valued at the lower of cost or net realizable value with cost determined under the specific cost method. Raw materials are clearly identified at the time of purchase. Other inventories consist primarily of unprocessed and processed food and vegetable ingredients, extracts, seed, fertilizer, packing materials, and other supplies. We track the costs associated with raw materials in the final product lots, and maintain this identification through the time of sale. We also capitalize direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. We write down inventory for changes in net realizable value based upon assumptions related to future demand and market conditions if the indicated value is below cost. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write-downs. We experience inventory write-downs routinely. Inventory write-downs in fiscal years 2025, 2024, and 2023 were $19.9 million, $9.2 million, and $14.0 million, respectively.
Advances to Tobacco Suppliers
In many sourcing origins, we provide tobacco growers with agronomy services and seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature and are customarily repaid upon delivery of tobacco to us. In several origins, we have also made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to repay maturing advances. In those cases, we may extend repayment of the advances into the following crop year. We will incur losses whenever we are unable to recover the full amount of the loans and advances. At each reporting period, we must make estimates and assumptions in determining the valuation allowance for advances to farmers. At March 31, 2025, the gross balance of advances to tobacco suppliers totaled approximately $189 million, and the related valuation allowance totaled approximately $18 million.

Recoverable Value-Added Tax Credits
In many foreign countries, we pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When we sell tobacco to customers in the country of origin, we generally collect VAT on those sales. We are normally permitted to offset our VAT payments against those collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where our tobacco sales are predominantly for export markets, we often do not generate enough VAT collections on downstream sales to fully offset our VAT payments. In those situations, we can accumulate unused VAT credits. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, in some countries we can accumulate significant balances of VAT credits over time. We review these balances on a regular basis, and we record valuation allowances on the credits to reflect amounts that we do not expect to recover, as well as discounts anticipated on credits we expect to sell or transfer. In determining the appropriate valuation allowance to record in a given jurisdiction, we must make various estimates and assumptions about factors affecting the ultimate recovery of the VAT credits. At March 31, 2025, the gross balance of recoverable tax credits (primarily VAT) totaled approximately $64 million, and the related valuation allowance totaled approximately $21 million.
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
Goodwill
A majority of our consolidated goodwill balance relates to our reporting unit in Brazil and the acquisitions of FruitSmart, Silva, and Universal Ingredients–Shank’s. We review the carrying value of goodwill for potential impairment on an annual basis and at any time that events or business conditions indicate that it may be impaired.
Accounting Standards Codification Topic 350 (“ASC 350”) permits companies to base initial assessments of potential goodwill impairment on qualitative factors, and the Company elected to use that approach at March 31, 2025. Those factors did not indicate that it was more likely than not that the fair value of any of the reporting units was less than their respective carrying value, therefore no potential impairment of the Company’s recorded goodwill was noted at March 31, 2025.
ASC 350 also allows companies to bypass the qualitative assessment and perform a quantitative assessment. The quantitative goodwill assessment consists of comparing the fair value of each reporting unit to the carrying value of that reporting unit. In the event that the carrying value of the reporting unit exceeds its fair value, an impairment of the reporting unit’s goodwill is recognized, up to the amount of goodwill allocated to that reporting unit. The Company elected to bypass the qualitative assessment and perform a quantitative assessment of goodwill impairment at March 31, 2024. The quantitative goodwill assessment consists of comparing the fair value of each reporting unit to the carrying value of that reporting unit. In the event that the carrying value of the reporting unit exceeds its fair value, an impairment of the reporting unit’s goodwill is recognized, up to the amount of goodwill allocated to that reporting unit. Fair value was assessed using a discounted cash flow model, comprised of estimates of future cash flows and discount rates. Based on this quantitative assessment, the Company determined there was no impairment of goodwill for any of its reporting units as of March 31, 2024.
Significant adverse changes in our operations or our estimates of future cash flows for a reporting unit with recorded goodwill, such as those caused by unforeseen events or changes in market conditions, could result in an impairment charge.
Fair Value Measurements
We hold various financial assets and financial liabilities that are required to be measured and reported at fair value in our financial statements, including money market funds, trading securities associated with deferred compensation plans, interest rate swaps, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers. We follow the relevant accounting guidance in determining the fair values of these financial assets and liabilities. Money market funds are valued based on net asset value (“NAV”), which is used as a practical expedient to measure the fair value of those funds (not classified within the fair value hierarchy). Quoted market prices (Level 1 of the fair value hierarchy) are used in most cases to determine the fair values of trading securities. Interest rate swaps and forward foreign currency exchange contracts are valued based on dealer quotes using discounted cash flow models matched to the contractual terms of each instrument (Level 2 of the fair value hierarchy). We incorporate credit risk in determining the fair values of our financial assets and financial liabilities, but that risk did not materially affect the fair values of any of those assets or liabilities at March 31, 2025.
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

As of March 31, 2025, the effect of the indicated increase or decrease in the selected pension and other postretirement benefit valuation assumptions is shown below. The effect assumes no change in benefit levels.

(in thousands of dollars)	Effect on 2025 Projected Benefit Obligation Increase (Decrease)	Effect on 2026 Annual Expense Increase (Decrease)
Changes in Assumptions for Pension Benefits
Discount Rate:
1% increase	$(18,193)	$(753)
1% decrease	22,062	2,214
Expected Long-Term Return on Plan Assets:
1% increase	—	(1,850)
1% decrease	—	1,850

Changes in Assumptions for Other Postretirement Benefits
Discount Rate:
1% increase	(1,316)	(95)
1% decrease	1,529	132
Healthcare Cost Trend Rate:
1% increase	22	8
1% decrease	(19)	(10)
A 1% increase or decrease in the salary scale assumption would not have a material effect on the projected benefit obligation or on annual expense for the Company’s pension benefits. See Note 12 to the consolidated financial statements in Item 8 for additional information on pension and other postretirement benefit plans.
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

We have also seen some reductions in sourcing from lower-volume tobacco growing origins by both global leaf suppliers and major manufacturers. Flue-cured tobacco is produced in about 65 countries around the world, and burley tobacco is grown in about 45 countries. However, over 80% of both the flue-cured tobacco grown outside of China and the worldwide burley tobacco production is sourced from the top 10 growing areas for each type of tobacco. We believe that these moves to reduce sourcing areas and concentrate on major tobacco export markets are another way for the industry to increase efficiency and to reduce costs. We have contributed to cost reduction and elimination of excess capacity in the supply chain through the closure or realignment of programs in Argentina, Canada, Germany, Hungary, Italy, Malawi, Nicaragua, Switzerland, Tanzania, and Zambia. We maintain a strong presence in all of the major tobacco sourcing areas and believe that any growth in these areas would favor global leaf suppliers such as ourselves. In the future, we expect that increased regulations requiring stringent monitoring and testing of leaf chemistry and compliant sourcing documentation will continue to place greater emphasis on major sourcing areas.
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
Leaf Tobacco Supply
Flue-cured tobacco crops grown outside of China decreased in fiscal year 2025 by about 5% to 1.8 billion kilos, compared to fiscal year 2024. Global burley tobacco production at about 469 million kilos in fiscal year 2025, increased by about 6% compared to the burley crops grown in our fiscal year 2024. We estimate that as of March 31, 2025, industry uncommitted flue-cured and burley inventories, excluding China, continued to be at low levels, and flue-cured and burley tobaccos were in undersupply positions. Flue-cured tobacco production grown outside of China is projected to increase by about 20%, and the global burley tobacco crop is projected to increase by about 35% in fiscal year 2026. If these anticipated increases in flue-cured and burley crop production are realized, we believe that both flue-cured and burley tobaccos will move to a balanced, or possibly slight oversupply position.
We also forecast that oriental tobacco production will increase by about 9% and dark air-cured tobacco production will increase by about 6% in fiscal year 2026. As of the date of the Annual Report, we believe oriental tobaccos are currently in an undersupply position but moving towards a more balanced position, and dark air-cured tobaccos are in a slight oversupply position. Over the long term, we believe that global tobacco production will continue to move in line with slowly declining total demand. Africa, Asia, North America, and South America will remain key sourcing regions for flue-cured and burley tobaccos.
China is a significant cigarette market. However, most of the cigarettes consumed in China and the leaf tobacco used in those cigarettes are produced domestically. Therefore, we normally view the Chinese market independently when evaluating worldwide leaf tobacco supply and demand.
Leaf Tobacco Demand
Industry data from the Nicotine Resource Consortium shows that over the five years ended in 2023, world consumption of cigarettes outside of China declined at a compound annual rate of just over 1%, and consumption of American-blend cigarettes declined at a compound annual rate of about 2%. We expect that near term global demand for leaf tobacco will slowly decline in line with global cigarette consumption.
Our sales consist primarily of flue-cured, burley, and dark air-cured tobaccos. Flue-cured and burley tobaccos, along with oriental tobaccos, are used in American-blend cigarettes, which are primarily smoked in Western Europe and the United States. English-blend cigarettes, which use flue-cured tobacco, are mainly smoked in the United Kingdom and Asia and other emerging markets. Industry data shows that consumption of American-blend cigarettes was declining for the five years ended in 2023. If demand for American-blend cigarettes declines at a higher rate than reductions in demand for English-blend cigarettes, there may be less demand for burley and oriental tobaccos and more demand for flue-cured tobacco. However, demand is affected by many factors, including regulation, product taxation, illicit trade, alternative tobacco products, and Chinese imports. To the extent that domestic leaf production and inventory durations in China do not meet requirements for Chinese cigarette blends, that tobacco could be sourced from other origins where we have major market positions. On a year-to-year basis, we are also susceptible to fluctuations in leaf supply due to crop sizes and leaf demand as manufacturers adjust inventories or respond to changes in cigarette markets. We currently believe that the supply of flue-cured tobaccos and burley tobaccos are in an undersupply position relative to anticipated demand. However, inventories held by our customers may affect their near-term demand for leaf tobacco. We also sell oriental tobaccos, which are used in American-blend cigarettes, and dark tobaccos, which are used in cigars and other smokeless products. In recent years, we have seen increased demand for natural wrapper tobacco particularly for the European and U.S. machine-made cigar markets. While we expect demand for dark tobaccos used in cigar filler to be generally in line with supply, we are continuing to see strong demand for wrapper tobacco.
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
Global Regulation of Tobacco Products
Public Acceptance of Increased Global Regulation on Tobacco Products
Diminishing social acceptance of tobacco use and increasing pressure from anti-smoking groups have cultivated a political environment that accepts greater regulations on tobacco products, particularly in the United States and the European Union. While the impact of this cultural trend on our business is uncertain, the global acceptance of stringent regulations could reduce demand for tobacco products, which could have a material adverse effect on our business and results of operations.
Strengthened Global Cooperation in the Regulation on Tobacco Products
The WHO Framework Convention on Tobacco Control (“FCTC”) was ratified in 2005 to become the world’s first international public health treaty. Since its inception, the FCTC has continued to strengthen international cooperation and collaboration in tobacco control by advancing the implementation of the treaty’s 38 articles and increasing global participation. At the tenth Conference of the Parties held in February 2024, the FCTC considered amendments to the agreement and track progress in the treaty’s implementation, particularly as it relates to environmental impacts and novel/emerging products. The eleventh Conference of the Parties is scheduled for November 2025.
While we cannot predict the extent or speed at which the efforts of the FCTC will reduce tobacco consumption, a proliferation of national laws and regulations spurred by the recommendations of the FCTC would likely reduce demand for both tobacco products and leaf, which could have a material adverse effect on our business and results of operations.
United States FDA’s Continued Enforcement of the Tobacco Control Act
In 2009, the U.S. Congress passed the Family Smoking Prevention and Tobacco Control Act (the “Tobacco Act”). This legislation authorizes the U.S. Food and Drug Administration (“FDA”) to regulate the manufacturing and marketing of tobacco products. The Tobacco Act additionally prohibited characterizing flavors with the exception of menthol in cigarettes, restricted youth access to tobacco products, banned advertising claims regarding certain tobacco products, and established the Center for Tobacco Products.

Since the enactment of the Tobacco Act, the FDA has focused on establishing the scientific foundation and regulatory framework for regulating tobacco products in the United States. On May 10, 2016, the FDA released “deeming” regulations to extend FDA oversight over all tobacco products, including electronic nicotine delivery systems, cigars, hookah tobacco, pipe tobacco, dissolvables, and “novel and future products.” Additionally, the U.S. Congress extended the FDA’s authority to include regulation of tobacco products using synthetically manufactured nicotine in addition to naturally derived nicotine in March 2022. The regulations require tobacco product manufacturers to register tobacco products that were on the market on February 15, 2007, and to seek FDA authorization to sell any products modified or introduced after such date. All submissions require manufacturers to list ingredients in their products. In January 2025, the FDA released a proposed rule to lower nicotine levels in cigarettes and certain combusted tobacco products to minimally or nonaddictive levels. This tobacco product standard would likely impact future leaf demand if adopted. It is also expected that should this ban be adopted, it would be challenged in the legal system making it difficult to predict when and if this proposed rule would become effective.
Although less than 5% of cigarettes manufactured worldwide are consumed in the United States, the FDA is widely considered a global leader in the “science-driven” regulation of tobacco products. Thus, the continued implementation and enforcement of the Tobacco Act in the United States is likely to influence the tobacco control measures considered by other countries and international bodies, including the WHO. It is impossible to predict the ultimate impact these developing regulations will have on our business, but any reduction in the demand for our customers’ products will adversely affect the demand for leaf tobacco.
Global Acceptance of the Continuum of Risk in the Regulation of Novel Tobacco Products
As novel tobacco products, such as e-cigarettes and heat-not-burn devices, emerge in the global market, governments are tasked with developing the appropriate, science-driven approach to regulation. In 2017, the FDA announced a new regulatory approach for the regulation of tobacco products that embraced the placement of each product somewhere along a “continuum of risk”. This comprehensive plan on nicotine use sought to facilitate an adult tobacco consumer’s switch from combustible cigarettes to less risky products found lower on the continuum. As part of this regulatory scheme, the FDA approved the first “heat-not-burn”, “very-low nicotine cigarette”, “electronic nicotine delivery system”, and “nicotine pouch” premarket tobacco applications to permit the sale of these products within the United States. Furthermore, the FDA approved modified risk tobacco products applications to permit certain products in the heat-not-burn and smokeless categories to make modified exposure or risk claims. Although the WHO FCTC has not embraced the harm-reduction language in the treaty, a growing number of countries have established tobacco control strategies incorporating a continuum of risk concept. In addition, the global tobacco product market is continuously diversifying to include a wide array of novel tobacco products to serve as alternatives to combustible cigarettes.
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
Increased Taxation
A number of governments, particularly federal and local governments in the United States and the European Union, impose excise or similar taxes on tobacco products. Further legislation proposing new or increased taxes on tobacco products is likely to continue. In some cases, proposed legislation seeks to significantly increase existing taxes on tobacco products or impose new taxes on products that have not been subject to tax (e.g., ENDS products and liquid nicotine). Increases in product taxation could reduce the affordability of, and demand for, tobacco products, which will affect requirements for leaf tobacco by tobacco product manufacturers.
Changes in tax laws or the interpretation of tax laws can also affect our earnings. For example, many countries in which the Company operates have enacted or are in the process of enacting legislation related to the OECD’s guidance. We continually monitor potential and enacted tax law changes in the countries in which we operate.
Illicit Trade
Illicit trade is another factor that influences demand for legally and sustainably produced leaf tobacco. The WHO estimates that one in every 10 cigarettes consumed globally is illicit. Individual governments like the United States, European Union, and Brazil have initiated substantial steps in combating illicit trade. In 2012, the WHO FCTC adopted an illicit trade protocol that, to date, has been ratified by only 68 parties. We continue to support both governmental and industry efforts to eradicate illicit trade.

Ingredients Operations Trends
We have made significant strategic investments in Universal Ingredients. We acquired FruitSmart in January 2020, Silva in October 2020, and Universal Ingredients–Shank’s in October 2021. Additionally, we made additional investments to enhance operational synergies among the businesses and drive revenue and margin expansion by growing the platform offerings, including by investing in key sales and product research and development personnel to promote and expand the full range of our capabilities across Universal Ingredients. We have also invested in Universal Ingredients’ infrastructure with the expansion of our Lancaster, Pennsylvania facility which we completed in fiscal year 2025. This expansion further enhances our product offerings and production capabilities.
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
Product Development
Product development for food and beverage companies is crucial as it drives innovation, meets consumer demands, and ensures competitiveness in a dynamic market. Food and beverage companies must continuously evolve their product lines to cater to changing tastes, dietary needs, and lifestyle choices of consumers. Moreover, product development allows companies to leverage new technologies and processes ensuring sustainability and efficiency in production. In essence, product development is not just about creating new products; it is also about sustaining a brand’s relevance and growth in an ever-changing industry.
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
Pet Food
Another of the growing end markets for ingredients products is the global pet food market. The global pet food market size was over $125 billion in 2024, according to industry projections. With “family” increasingly being redefined to include pets, there are rising opportunities within the market. We believe that consumers will value human-grade ingredients and healthy and gourmet offerings for their pets. We believe that our platform is well positioned to take advantage of increasing demand in the pet food end market as well as for other natural and clean-label products across the end markets it serves.

Beverages
The beverage category for Universal Ingredients will remain a strategic initiative moving forward within the retail and food service space. With our significant investments in the new capabilities at our Lancaster, Pennsylvania location, we will be able to serve a broader audience of customers looking for new trends within the beverage sector. The beverage market can be segmented into several smaller subcategories, including alcoholic beverages, non-alcoholic beverages, coffees, and juices. Our investments in our research and development function and in our Lancaster, Pennsylvania facility expansion are intended to provide us with the capabilities to service the entire beverage market whether it is enhancing flavors, providing juice concentrates, or developing future innovations. In addition to our product development team working with our customers, we also evaluate the market to understand what might be happening to the future of food and beverage.
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
Vertical Integration
As we continue to grow Universal Ingredients, we intend to explore and develop targeted opportunities to vertically integrate certain plant-based ingredients from our tobacco growing areas to capitalize on our strengths and capabilities there. We have established grower networks and agricultural support infrastructure in origins where we source tobacco, and we also have strong, mature sustainability programs in those origins. We believe that ingredients produced in a sustainable manner will grow in importance to our customers and, as a result, will favor suppliers who are able to deliver these products.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding the portion of our bank term loans that have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $765 million at March 31, 2025. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $3.1 million, that amount would be at least partially mitigated by changes in charges to customers.
In addition, changes in interest rates affect the calculation of our pension plan liabilities. As rates decrease, the liability for the present value of amounts expected to be paid under the plans increases. Rate changes also affect expense. As of the March 31, 2025 measurement date, a 1% decrease in the discount rate would have increased the projected benefit obligation (“PBO”) for pensions by $22 million and increased annual pension expense by $2 million. Conversely, a 1% increase in the discount rate would have reduced the PBO by $18 million and reduced annual pension expense by $1 million.
Currency Risk
The international leaf tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country. We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency. Any currency gains or losses on those advances are usually offset by increases or decreases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries. We are vulnerable to currency remeasurement gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. We recognized net remeasurement losses of $6.1 million and $5.1 million in fiscal years 2025 and 2024, respectively, and net remeasurement gains of $3.9 million in fiscal year 2023. We recognized net foreign currency transaction losses of $2.2 million, $3.2 million, and $8.8 million in fiscal years 2025, 2024, and 2023, respectively. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. We have entered forward currency exchange contracts to hedge against the effects of currency movements on purchases of tobacco to reduce the volatility of costs. In addition, we periodically enter into forward contracts to hedge balance sheet exposures. See Note 11 to the consolidated financial statements in Item 8 for additional information about our hedging activities.
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

Item 8.   Financial Statements and Supplementary Data
UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars, except share and per share data)	2025	2024	2023
Sales and other operating revenues	$2,947,284	$2,748,573	$2,569,824

Costs and expenses
Cost of goods sold	2,398,627	2,212,475	2,111,539
Selling, general and administrative expenses	305,287	310,566	277,213
Restructuring and impairment costs	10,573	3,523	—

Operating income	232,797	222,009	181,072
Equity in pretax earnings of unconsolidated affiliates	9,103	756	2,383
Pension settlement charge	14,101	—	—
Other non-operating income	2,569	3,084	1,791
Interest income	3,483	4,504	6,023
Interest expense	79,636	66,273	49,300

Income before income taxes	154,215	164,080	141,969
Income taxes	40,946	31,109	11,733

Net income	113,269	132,971	130,236
Less: net income attributable to noncontrolling interests in subsidiaries	(18,222)	(13,373)	(6,184)
Net income attributable to Universal Corporation	$95,047	$119,598	$124,052

Earnings per share:
Basic	$3.81	$4.81	$5.01
Diluted	$3.78	$4.78	$4.97

Weighted average common shares outstanding:
Basic	24,947,208	24,851,858	24,773,710
Diluted	25,127,356	25,040,914	24,943,841
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars)	2025	2024	2023
Net income	$113,269	$132,971	$130,236
Other comprehensive income (loss):
Foreign currency translation, net of income taxes	1,750	(1,531)	(3,166)
Foreign currency hedge, net of income taxes	(4,298)	(5,515)	1,320
Interest rate hedge, net of income taxes	(5,654)	3,235	6,113
Pension and other postretirement benefit plans, net of income taxes	9,310	(1,666)	3,089
Total other comprehensive income (loss), net of income taxes	1,108	(5,477)	7,356
Total comprehensive income	114,377	127,494	137,592
Less: comprehensive income attributable to noncontrolling interests	(17,796)	(12,424)	(6,286)

Comprehensive income attributable to Universal Corporation	$96,581	$115,070	$131,306
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands of dollars)	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$260,115	$55,593
Accounts receivable, net	625,876	525,262
Advances to suppliers, net	169,385	139,064
Accounts receivable—unconsolidated affiliates	7,143	5,385
Inventories—at lower of cost or net realizable value:
Tobacco	806,332	1,070,580
Other	189,610	193,518
Prepaid income taxes	19,595	19,484
Other current assets	78,041	93,655
Total current assets	2,156,097	2,102,541

Property, plant and equipment
Land	26,113	26,244
Buildings	333,398	323,969
Machinery and equipment	723,935	693,868
	1,083,446	1,044,081
Less accumulated depreciation	(710,472)	(678,201)
	372,974	365,880
Other assets
Operating lease right-of-use assets	34,260	32,510
Goodwill, net	213,840	213,869
Other intangibles, net	57,836	68,883
Investments in unconsolidated affiliates	79,317	76,289
Deferred income taxes	16,539	15,181
Pension asset	12,819	11,857
Other noncurrent assets	45,870	50,229
	460,481	468,818

Total assets	$2,989,552	$2,937,239

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS—(Continued)

	March 31,
(in thousands of dollars)	2025	2024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$455,039	$417,217
Accounts payable	98,036	108,727
Accounts payable—unconsolidated affiliates	1,999	1,621
Customer advances and deposits	3,763	17,179
Accrued compensation	44,646	39,766
Income taxes payable	12,586	7,477
Current portion of operating lease liabilities	10,742	10,356
Accrued expenses and other current liabilities	123,350	109,015
Current portion of long-term debt	—	—
Total current liabilities	750,161	711,358

Long-term debt	617,918	617,364
Pensions and other postretirement benefits	35,336	43,251
Long-term operating lease liabilities	20,608	19,302
Other long-term liabilities	22,901	27,902
Deferred income taxes	42,090	39,139
Total liabilities	1,489,014	1,458,316

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 24,715,625 shares issued and outstanding (24,573,408 at March 31, 2024)	351,626	345,596
Retained earnings	1,186,981	1,173,196
Accumulated other comprehensive loss	(80,051)	(81,585)
Total Universal Corporation shareholders' equity	1,458,556	1,437,207
Noncontrolling interests in subsidiaries	41,982	41,716
Total shareholders' equity	1,500,538	1,478,923

Total liabilities and shareholders' equity	$2,989,552	$2,937,239
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(in thousands of dollars)	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$113,269	$132,971	$130,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,773	58,326	57,300
Provision for losses (recoveries) on advances	1,938	14,090	10,584
Inventory write-downs	19,769	9,234	13,995
Stock-based compensation expense	8,531	12,063	8,420
Foreign currency remeasurement loss (gain), net	6,096	5,114	(3,892)
Foreign currency exchange contracts	916	(365)	14,163
Deferred income taxes	1,083	(5,404)	(7,657)
Equity in net income of unconsolidated affiliates, net of dividends	(3,031)	(1,239)	4,010
Brazil tax ruling	—	—	(29,236)
Restructuring and impairment costs	10,573	3,523	—
Restructuring payments	(1,568)	(1,181)	—
Pension settlement	14,101	—	—
Other, net	1,406	1,001	(6,249)
Changes in operating assets and liabilities, net:
Accounts receivable	(129,988)	(109,681)	(74,657)
Inventories	244,732	(236,243)	(41,867)
Other assets	9,187	(768)	10,821
Accounts payable	(8,700)	20,806	(84,588)
Accrued expenses and other current liabilities	(10,269)	8,414	3,365
Income taxes	2,003	342	(7,811)
Customer advances and deposits	(12,847)	14,365	(7,494)
Net cash provided (used) by operating activities	326,974	(74,632)	(10,557)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(62,601)	(66,013)	(54,674)
Proceeds from sale of business, less cash of businesses sold	—	3,757	3,245
Proceeds from sale of property, plant and equipment	3,783	2,257	1,079
Net cash used by investing activities	(58,818)	(59,999)	(50,350)
Cash Flows From Financing Activities:
Issuance (repayment) of short-term debt, net	37,696	223,000	24,712
Issuance of long-term debt	—	—	123,481
Repayment of long-term debt	—	—	(23,481)
Dividends paid to noncontrolling interests in subsidiaries	(17,530)	(10,572)	(10,221)
Repurchase of common stock	—	(4,744)	(3,448)
Dividends paid on common stock	(79,686)	(78,402)	(77,391)
Proceeds from termination of interest rate swap agreements	—	—	11,786
Debt issuance costs and other	(3,715)	(3,607)	(6,489)
Net cash provided (used) by financing activities	(63,235)	125,675	38,949

Effect of exchange rate changes on cash	(399)	(141)	(1,000)
Net increase (decrease) in cash and cash equivalents	204,522	(9,097)	(22,958)
Cash, restricted cash and cash equivalents at beginning of year	55,593	64,690	87,648
Cash, Restricted Cash and Cash Equivalents at End of Year	$260,115	$55,593	$64,690

Supplemental information—cash paid for:
Interest	$75,285	$61,084	$49,882
Income taxes, net of refunds	$38,358	$38,084	$49,073
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2025
Balance at beginning of year	$345,596	$1,173,196	$(81,585)	$41,716	$1,478,923
Changes in common stock
Accrual of stock-based compensation	8,531	—	—	—	8,531
Withholding of shares from stock-based compensation for grantee income taxes	(3,715)	—	—	—	(3,715)
Dividend equivalents on restricted stock units (RSUs)	1,214	—	—	—	1,214
Changes in retained earnings
Net income	—	95,047	—	18,222	113,269
Cash dividends declared on common stock ($3.24 per share)	—	(80,048)	—	—	(80,048)
Repurchase of common stock	—	—	—	—	—
Dividend equivalents on restricted stock units (RSUs)	—	(1,214)	—	—	(1,214)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	2,176	(426)	1,750
Foreign currency hedge, net of income taxes	—	—	(4,298)	—	(4,298)
Interest rate hedge, net of income taxes	—	—	(5,654)	—	(5,654)
Pension and other postretirement benefit plans, net of income taxes	—	—	9,310	—	9,310
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(17,530)	(17,530)
Balance at end of year	$351,626	$1,186,981	$(80,051)	$41,982	$1,500,538

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2024
Balance at beginning of year	$337,247	$1,136,898	$(77,057)	$39,864	$1,436,952
Changes in common stock
Repurchase of common stock	(1,373)	—	—	—	(1,373)
Accrual of stock-based compensation	12,063	—	—	—	12,063
Withholding of shares from stock-based compensation for grantee income taxes	(3,607)	—	—	—	(3,607)
Dividend equivalents on restricted stock units (RSUs)	1,266	—	—	—	1,266
Changes in retained earnings
Net income	—	119,598	—	13,373	132,971
Cash dividends declared on common stock ($3.20 per share)	—	(78,663)	—	—	(78,663)
Repurchase of common stock	—	(3,371)	—	—	(3,371)
Dividend equivalents on restricted stock units (RSUs)	—	(1,266)	—	—	(1,266)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	(582)	(949)	(1,531)
Foreign currency hedge, net of income taxes	—	—	(5,515)	—	(5,515)
Interest rate hedge, net of income taxes	—	—	3,235	—	3,235
Pension and other postretirement benefit plans, net of income taxes	—	—	(1,666)	—	(1,666)
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(10,572)	(10,572)
Balance at end of year	$345,596	$1,173,196	$(81,585)	$41,716	$1,478,923

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2023
Balance at beginning of year	$330,662	$1,094,192	$(84,311)	$44,226	$1,384,769
Changes in common stock
Repurchase of common stock	(893)	—	—	—	(893)
Accrual of stock-based compensation	8,420	—	—	—	8,420
Withholding of shares from stock-based compensation for grantee income taxes	(2,090)	—	—	—	(2,090)
Dividend equivalents on restricted stock units (RSUs)	1,148	—	—	—	1,148
Changes in retained earnings
Net income	—	124,052	—	6,184	130,236
Cash dividends declared on common stock ($3.16 per share)		(77,643)	—	—	(77,643)
Repurchase of common stock	—	(2,555)	—	—	(2,555)
Dividend equivalents on restricted stock units (RSUs)	—	(1,148)	—	—	(1,148)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	(3,268)	102	(3,166)
Foreign currency hedge, net of income taxes	—	—	1,320	—	1,320
Interest rate hedge, net of income taxes	—	—	6,113	—	6,113
Pension and other postretirement benefit plans, net of income taxes	—	—	3,089	—	3,089
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(10,221)	(10,221)
Other	—	—	—	(427)	(427)
Balance at end of year	$337,247	$1,136,898	$(77,057)	$39,864	$1,436,952

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Fiscal Year Ended March 31,
	2025	2024	2023
Common Shares Outstanding:
Balance at beginning of year	24,573,408	24,555,361	24,550,019
Issuance of common stock	142,217	118,047	71,466
Repurchase of common stock	—	(100,000)	(66,124)
Balance at end of year	24,715,625	24,573,408	24,555,361
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
The equity method of accounting is used for investments in companies where Universal Corporation has a voting interest of 20% to 50%. These investments are accounted for under the equity method because Universal exercises significant influence over those companies, but not control. The Company received $4.2 million in fiscal year 2025, no dividends in fiscal year 2024, and $5.6 million in fiscal year 2023, from companies accounted for under the equity method. Investments where Universal has a voting interest of less than 20% are not significant and do not have readily determinable fair values. As such, the Company has elected the alternate method of measuring these investments at cost, less any impairment. The Company’s 49% ownership interest in Socotab L.L.C. (“Socotab”), a leading supplier of oriental tobaccos with operations located principally in Eastern Europe and Türkiye, is the primary investment accounted for under the equity method. The investment in Socotab is an important part of the Company’s overall product and service arrangements with its major customers. The Company reviews the carrying value of its investments in Socotab and its other unconsolidated affiliates on a regular basis and considers whether any factors exist that might indicate an impairment in value that is other than temporary.
The Company’s operations in Zimbabwe are deconsolidated under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. The investment in the Zimbabwe operations is accounted for at cost and was zero at March 31, 2025 and 2024. The Company has a net foreign currency translation loss associated with the Zimbabwe operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss at March 31, 2025. As a regular part of its reporting, the Company reviews the conditions that resulted in the deconsolidation of the Zimbabwe operations to confirm that such accounting treatment is still appropriate. Dividends from the Zimbabwe operations are recorded in income in the period received.
The Company holds less than a 100% financial interest in certain consolidated subsidiaries. The net income and shareholders’ equity attributable to the noncontrolling interests in these subsidiaries are reported in the consolidated financial statements. There were no material changes in the Company’s ownership percentage in any of these subsidiaries during fiscal years 2025, 2024, or 2023.
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
The following table provides a reconciliation of (1) equity in the pretax earnings of unconsolidated affiliates, as reported in the consolidated statements of income to (2) equity in the net income of unconsolidated affiliates, net of dividends, as reported in the consolidated statements of cash flows for the fiscal years ended March 31, 2025, 2024, and 2023:

	Fiscal Year Ended March 31,
	2025	2024	2023
Equity in pretax earnings reported in the consolidated statements of income	$9,103	$756	$2,383
Less: Equity in income taxes	(1,834)	483	(781)
Equity in net income	7,269	1,239	1,602
Less: Dividends received on investments (1)	(4,238)	—	(5,612)
Equity in net income, net of dividends, reported in the consolidated statements of cash flows	$3,031	$1,239	$(4,010)
(1)    In accordance with the applicable accounting guidance, dividends received from unconsolidated affiliates accounted for on the equity method that represent a return on capital (i.e., a return of earnings on a cumulative basis) are presented as operating cash flows in the consolidated statements of cash flows.
Earnings Per Share
 The Company calculates basic earnings per share based on Net income attributable to Universal Corporation. The calculation uses the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed in a similar manner using the weighted average number of shares and dilutive potential shares outstanding. Dilutive potential shares include unvested restricted stock units and performance share units that are assumed to be fully vested and paid out in shares of common stock.
Calculations of earnings per share for the fiscal years ended March 31, 2025, 2024, and 2023, are provided in Note 4.
Cash, Restricted Cash, and Cash Equivalents
 All highly liquid investments with a maturity of three months or less at the time of purchase are classified as cash equivalents. Restricted cash related to the acquisition of Silva International, Inc. (“Silva”) was released to a selling shareholder in fiscal year ended March 31, 2023.
Advances to Tobacco Suppliers
In many sourcing regions where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production. These advances are typically short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several regions, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to tobacco suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to tobacco suppliers totaled approximately $189 million at March 31, 2025 and $162 million at March 31, 2024. The related valuation allowances totaled $18 million at March 31, 2025, and $20 million at March 31, 2024, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions for estimated uncollectible amounts of approximately $1.9 million in fiscal year 2025, $14.1 million in fiscal year 2024, and $10.6 million in fiscal year 2023. These net provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest. Advances on which interest accruals had been discontinued totaled approximately $2 million at March 31, 2025 and 2024, respectively.
Inventories
Inventories are valued at the lower of cost or net realizable value. Raw materials primarily consist of unprocessed leaf tobacco, which is clearly identified by type and grade at the time of purchase. The Company tracks the costs associated with this tobacco in the final product lots, and maintains this identification through the time of sale. This method of cost accounting is referred to as the specific cost or specific identification method. The predominant cost component of the Company’s inventories is the cost of the unprocessed tobacco. Direct and indirect processing costs related to these raw materials are capitalized and

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
allocated to inventory in a systematic manner. The Company does not capitalize any interest or sales-related costs in inventory. In-bound freight costs are recorded in cost of goods sold. Other inventories consist primarily of unprocessed and processed food and beverage ingredients, botanical extracts, seed, fertilizer, packing materials, and other supplies, and are valued using the specific cost method.
Recoverable Value-Added Tax Credits
In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominantly for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time, and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At March 31, 2025 and 2024, the aggregate balances of recoverable tax credits held by the Company’s subsidiaries totaled approximately $64 million and $72 million, respectively, and the related valuation allowances totaled approximately $21 million at both dates. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.
Property, Plant and Equipment
Depreciation of property, plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated primarily using the straight-line method. Buildings include processing and blending facilities, offices, and warehouses. Machinery and equipment consists of processing and packing machinery and transport, office, and computer equipment. Estimated useful lives range as follows: buildings - 15 to 40 years; processing and packing machinery - 3 to 11 years; transport equipment - 3 to 10 years; and office and computer equipment - 3 to 12 years. Depreciation expense for the fiscal years ended March 31, 2025, 2024, and 2023 was $48.7 million, $47.1 million, and $44.8 million, respectively. Where applicable and material in amount, the Company capitalizes related interest costs during periods that property, plant and equipment are being constructed or made ready for service. No interest was capitalized in fiscal years 2025, 2024, or 2023.
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
Additional disclosures related to the Company’s leases are provided in Note 9.
Goodwill and Other Intangibles
Goodwill and other intangibles are disclosed in Note 6. Goodwill principally consists of the excess of the purchase price of acquired companies over the fair value of the net assets. Goodwill is carried at the lower of cost or fair value and is reviewed for potential impairment on an annual basis as of the end of the fiscal year.
Reporting units are distinct operating subsidiaries or groups of subsidiaries that typically compose the Company’s business in a specific country or location. Goodwill is allocated to reporting units based on the country or location to which a

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
specific acquisition relates, or by allocation based on expected future cash flows if the acquisition relates to more than one country or location. The majority of the Company’s goodwill relates to its reporting unit in Brazil and reporting units in the Ingredients operating segment. See Note 6 for additional information. Significant adverse changes in the operations or estimated future cash flows for a reporting unit with recorded goodwill could result in an impairment charge.
Accounting Standards Codification Topic 350 (“ASC 350”) permits companies to base initial assessments of potential goodwill impairment on qualitative factors, and the Company elected to use that approach at March 31, 2025. Those factors did not indicate that it was more likely than not that the fair value of any of the reporting units was less than their respective carrying value, therefore no potential impairment of the Company’s recorded goodwill was noted at March 31, 2025.
ASC 350 also allows companies to bypass the qualitative assessment and perform a quantitative assessment. The quantitative goodwill assessment consists of comparing the fair value of each reporting unit to the carrying value of that reporting unit. In the event that the carrying value of the reporting unit exceeds its fair value, an impairment of the reporting unit's goodwill is recognized, up to the amount of goodwill allocated to that reporting unit. The Company elected to bypass the qualitative assessment and perform a quantitative assessment of goodwill impairment at March 31, 2024. The quantitative goodwill assessment consists of comparing the fair value of each reporting unit to the carrying value of that reporting unit. In the event that the carrying value of the reporting unit exceeds its fair value, an impairment of the reporting unit’s goodwill is recognized, up to the amount of goodwill allocated to that reporting unit. Fair value was assessed using a discounted cash flow model, comprised of estimates of future cash flows and discount rates. Based on this quantitative assessment, the Company determined there was no impairment of goodwill for any of its reporting units as of March 31, 2024.
Other intangibles principally consists of finite lived intangible assets including customer-related intangibles, trade names, developed technology, and noncompetition agreements. Intangible assets acquired in a business combination are recorded at fair value using a discounted cash flow approach. A discounted cash flow approach to value intangible assets requires assumptions about the timing, amount, and probability of future net cash flows, as well as the discount rate and market participant considerations. Other intangibles are amortized on a straight-line basis over the intangible asset’s economic life.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment, disclosed in Note 3 and Note 11, whenever events, changes in business conditions, or other circumstances provide an indication that such assets may be impaired. Potential impairment is initially assessed by comparing management’s undiscounted estimates of future cash flows from the use or disposition of the assets to their carrying value. If the carrying value exceeds the undiscounted cash flows, an impairment charge is recorded to reduce the carrying value of the asset to its fair value determined in accordance with the accounting guidance. In many cases, this involves the use of discounted cash flow models that are not based on observable market data from independent sources (Level 3 of the fair value hierarchy under the accounting guidance).
Income Taxes
The Company provides deferred income taxes on temporary differences between the book and tax basis of its assets and liabilities. Those differences arise principally from employee benefit accruals, depreciation, deferred compensation, undistributed earnings of unconsolidated affiliates, undistributed earnings of foreign subsidiaries, goodwill, intangibles, and valuation allowances on farmer advances and VAT credits. Income taxes provided on pretax amounts recorded in accumulated other comprehensive income (loss) are released when the related pretax amounts are reclassified to earnings. Additional disclosures related to the Company’s income taxes are disclosed in Note 5.
Fair Values of Financial Instruments
The fair value of the Company’s long-term debt, disclosed in Note 11, approximates the carrying amount since the variable interest rates in the underlying credit agreement reflect the market interest rates that were available to the Company at March 31, 2025. In periods when fixed-rate obligations are outstanding, fair values are estimated using market prices where they are available or discounted cash flow models based on current incremental borrowing rates for similar classes of borrowers and borrowing arrangements. The fair values of interest rate swap agreements designated as cash flow hedges and used to fix the variable benchmark rate on outstanding long-term debt are determined separately and recorded in other non-current assets. Except for interest rate swaps and forward foreign currency exchange contracts that are discussed below, the fair values of all other assets and liabilities that qualify as financial instruments approximate their carrying amounts.
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
Translation and Remeasurement of Foreign Currencies
The financial statements of foreign subsidiaries having the local currency as the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates applicable to each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of other comprehensive income or loss. The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement gains and losses that are included in earnings as a component of selling, general, and administrative expenses. The Company recognized net remeasurement losses of $6.1 million and $5.1 million in fiscal years 2025 and 2024, respectively, and net remeasurement gains of $3.9 million in fiscal year 2023.
Foreign currency transactions and forward foreign currency exchange contracts that are not designated as hedges generate gains and losses when they are settled or when they are marked-to-market under the prescribed accounting guidance. These transaction gains and losses are also included in earnings as a component of selling, general, and administrative expenses. The Company recognized net foreign currency transaction losses of $2.2 million, $3.2 million and $8.8 million in fiscal years 2025, 2024 and 2023, respectively.
Customer Advances and Deposits
From time to time, the Company receives advances and deposits from customers for future delivery of finished goods. The advance payments are applied against customer receivables after performance obligations are completed and recognition of revenue is appropriate.
Revenue Recognition
Revenue is recognized when the Company completes its performance obligation for the transfer of products and services under its contractual arrangements with customers. Transaction prices for the sale of tobacco are primarily based on negotiated fixed prices, but the Company does have a small number of cost-plus contracts with certain customers. For sales of tobacco, satisfaction of the performance obligation and recognition of the corresponding revenue is based on the transfer of the ownership and control of the product to the customer. A large percentage of the Company’s sales are to major multinational manufacturers of consumer tobacco products. The Company works closely with those customers to understand and plan for their requirements for volumes, styles, and grades of leaf tobacco from its various growing regions, and extensive coordination is maintained on an ongoing basis to determine and satisfy their requirements for transfer of ownership and physical shipment of processed tobacco. The customers typically specify, in sales contracts and in shipping documents, the precise terms for transfer of title and risk of loss for the tobacco. Customer returns and rejections are not historically significant, and the Company’s sales history indicates that customer-specific acceptance provisions are consistently met upon transfer of title and risk of loss.
While most of the Company’s revenue is derived from tobacco that is purchased from farmers, processed and packed in its factories, and then sold to customers, some revenue is earned from processing tobacco owned by customers and from other value-added services. The arrangements for processing services usually exist in specific markets where the customers contract directly with farmers for leaf production, and they have accounted for less than 5% of total revenue on an annual basis through the fiscal year ended March 31, 2025. Processing and packing of leaf tobacco is a short-duration process. Under normal operating conditions, raw tobacco that is placed into the production line exits as processed and packed tobacco within one hour, and is then later transported to customer-designated storage facilities. The revenue for these services is recognized when the performance obligation is met upon the completion of processing, and the Company’s operating history indicates that customer requirements for processed tobacco are consistently met upon completion of processing.
The Company has diversified its operations through acquisition of established companies that offer customers a wide range of both liquid and dehydrated fruit and vegetable ingredient products, as well as botanical extracts and flavors. These operations procure raw materials from domestic and international growers and suppliers and through a variety of processing steps (including sorting, cleaning, pressing, mixing, extracting, and blending), manufacture finished goods utilized in both human and pet food. The contracts for food ingredients with customers create a performance obligation to transfer the manufactured finished goods to the customer. Transaction prices for the sale of food ingredients are primarily based on negotiated fixed prices, but the Company does have cost-plus contracts with certain customers. At the point in time that the customer obtains control over the finished product, which is typically aligned with physical shipment under the contractual terms with the customer, the Company completes its performance obligation and recognizes the revenue for the sale.
Additional disclosures related to the Company’s revenue from contracts with customers are provided in Note 2.

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
Accounting Pronouncements
Pronouncements Adopted in Fiscal Year 2023
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-04, “Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions related to contract modifications and hedge accounting to address the transitions from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance permits an entity to consider contract modification due to reference rate reform to be an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. ASU 2020-04 also temporarily allows hedge relationships to continue without de-designation upon changes due to reference rate reform. The Company adopted the new standard effective December 31, 2022. There was no material impact to the consolidated financial statements from the adoption of ASU 2020-04.
Pronouncements Adopted in Fiscal Year 2025
In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosure” (“ASU 2023-0”). ASU 2023-07 requires additional disclosures about profitability measures utilized by the chief operating decision maker and significant segment expenses. ASU 2023-07 also requires all annual disclosures regarding profit or loss and assets to be included in interim disclosures. The Company adopted ASU 2023-07 in fiscal year 2025, incorporating additional disclosures in Note 16 for significant segment expenses, including cost of goods sold, selling, general and administrative expenses, and allocated corporate overhead.
Accounting Pronouncements to be Adopted in Future Years
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 requires additional disclosures reconciling the rates of different categories of income tax (i.e. federal , state, foreign, etc.) and a disaggregation of taxes paid and refunded. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and for interim periods in fiscal years beginning after December 15, 2025, although early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its income tax disclosures.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
transaction is recognized to the time the customer pays for the related good or service transferred will be one year or less. Below is a description of the major revenue-generating categories from contracts with customers.
Tobacco Sales
The majority of the Company’s business involves purchasing leaf tobacco from farmers in the regions where it is grown, processing and packing the tobacco in its factories, and then transferring ownership and control of the tobacco to customers. On a much smaller basis, the Company also sources processed tobacco from third-party suppliers for resale to customers. The contracts for tobacco sales with customers create a performance obligation to transfer tobacco to the customer. Transaction prices for the sale of tobacco are primarily based on negotiated fixed prices, but the Company does have a small number of cost-plus contracts with certain customers. Cost-plus arrangements provide the Company reimbursement of the cost to purchase and process the tobacco, plus a contractually agreed-upon profit margin. The Company utilizes the most likely amount methodology under the accounting guidance to recognize revenue for cost-plus arrangements with customers. Shipping and handling costs under tobacco sales contracts with customers are treated as fulfillment costs and included in the transaction price. Taxes assessed by government authorities on the sale of leaf tobacco products are excluded from the transaction price. At the point in time that the customer obtains control over the tobacco, which is typically aligned with physical shipment under the contractual terms with the customer, the Company completes its performance obligation and recognizes the revenue for the sale.
Ingredient Sales
The Company has diversified operations through acquisition of established companies that offer customers a wide range of both liquid and dehydrated fruit and vegetable ingredient products, flavors, and botanical extracts. These operations procure raw materials from domestic and international growers and suppliers and through a variety of processing steps including sorting, cleaning, pressing, mixing, extracting, and blending to manufacture finished goods utilized in both human and pet food. The contracts for food ingredients with customers create a performance obligation to transfer the manufactured finished goods to the customer. Transaction prices for the sale of food ingredients are primarily based on negotiated fixed prices, but the Company does have cost-plus contracts with certain customers. The Company utilizes the most likely amount methodology under the accounting guidance to recognize revenue for cost-plus arrangements with customers. At the point in time that the customer obtains control over the finished product, which is typically aligned with physical shipment under the contractual terms with the customer, the Company completes its performance obligation and recognizes the revenue for the sale.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Fiscal Year Ended March 31,
	2025	2024	2023
Tobacco sales	$2,460,496	$2,268,600	$2,093,493
Ingredient sales	321,416	292,291	294,302
Processing revenue	73,597	82,976	78,357
Other sales and revenue from contracts with customers	67,415	77,777	83,666
Total revenue from contracts with customers	2,922,924	2,721,644	2,549,818
Other operating sales and revenues	24,360	26,929	20,006
Consolidated sales and other operating revenues	$2,947,284	$2,748,573	$2,569,824
Other operating sales and revenues consists principally of interest on advances to tobacco suppliers and dividend income from unconsolidated affiliates.
Major Customers
A material part of the Company’s business is dependent upon a few customers. The Company’s six largest customers are British American Tobacco plc, China Tobacco International, Inc., Eastern Company S.A.E., Imperial Brands plc, Japan Tobacco, Inc., and Philip Morris International, Inc. In the aggregate, these customers have accounted for approximately 60% of consolidated revenue for each of the past three fiscal years. For the fiscal years ended March 31, 2025, 2024, and 2023, revenue from Philip Morris International, Inc. accounted for revenue of approximately $480 million, $630 million, and $460 million, respectively, Imperial Brands plc accounted for revenue of approximately $370 million, $340 million, and $430 million, respectively, and China Tobacco International, Inc. accounted for revenue of approximately $280 million, $210 million, and $200 million, respectively. These customers do business with various affiliates in the Company’s Tobacco Operations segment. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on the Company.
NOTE 3. RESTRUCTURING AND IMPAIRMENT COSTS
During the fiscal years ended March 31, 2025 and 2024, Universal recorded restructuring and impairment costs related to business changes and various initiatives to adjust certain operations and reduce costs. There were no restructuring costs incurred for the fiscal year ended March 31, 2023.
Fiscal Year Ended March 31, 2025
Tobacco Operations
During the fiscal year ended March 31, 2025, the Company began consolidating its European sheet tobacco operations into the Company’s facility in the Netherlands, by initiating a wind-down of activities at its sheet facility in Germany, incurring $10.5 million of restructuring and impairment costs. Additionally, during the fiscal year ended March 31, 2025, the Company also incurred $0.1 million of termination and impairment costs in other areas of the Tobacco Operations segment.
Fiscal Year Ended March 31, 2024
Tobacco Operations
During the fiscal year ended March 31, 2024, the Company incurred $1.8 million of restructuring and impairment costs for its Global Laboratory Services, Inc (“GLS”) facility in Wilson, NC. GLS provided testing for crop protection agents and tobacco constituents in seed, leaf, and finished products, including e-cigarette liquids and vapors, and had capabilities for testing non-tobacco products. The restructuring and impairment costs were net of approximately $0.2 million of income from the sale of GLS processes and procedures to a third-party buyer. Additionally, during the fiscal year ended March 31, 2024, the Company also incurred $1.7 million of termination and impairment costs in other areas of the Tobacco Operations segment.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
A summary of the restructuring and impairment costs incurred during the fiscal years ended March 31, 2025, 2024, and 2023 is as follows:

	Fiscal Years Ended March 31,
	2025	2024	2023
Restructuring Costs:
Employee termination benefits	$4,342	$1,615	$—
Other restructuring costs	1,372	(181)	—
	5,714	1,434	—
Impairment Costs:
Property, plant, and equipment and other noncurrent assets	4,859	2,089	—
Total restructuring and impairment costs	$10,573	$3,523	$—
A reconciliation of the Company’s liability for employee termination benefits and other restructuring costs for fiscal years 2023 through 2025 is as follows:

	Employee Termination Benefits	Other Costs	Total
Balance at April 1, 2022	$—	$—	$—
Fiscal Year 2023 Activity:
Costs charged to expense	—	—	—
Payments and write-offs	—	—	—
Balance at March 31, 2023	—	—	—
Fiscal Year 2024 Activity:
Costs charged to expense	1,615	(181)	1,434
Payments and write-offs	(1,362)	181	(1,181)
Balance at March 31, 2024	253	—	253
Fiscal Year 2025 Activity:
Costs charged to expense	4,342	1,372	5,714
Payments and write-offs	(1,660)	(1,101)	(2,761)
Balance at March 31, 2025	$2,935	$271	$3,206
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 4.   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
(in thousands, except share and per share data)	2025	2024	2023
Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$95,047	$119,598	$124,052

Denominator for basic earnings per share
Weighted average shares outstanding	24,947,208	24,851,858	24,773,710

Basic earnings per share	$3.81	$4.81	$5.01

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$95,047	$119,598	$124,052

Denominator for diluted earnings per share:
Weighted average shares outstanding	24,947,208	24,851,858	24,773,710
Effect of dilutive securities
Employee and outside director share-based awards	180,148	189,056	170,131
Denominator for diluted earnings per share	25,127,356	25,040,914	24,943,841

Diluted earnings per share	$3.78	$4.78	$4.97
NOTE 5.   INCOME TAXES
The Company operates in the United States and many foreign countries and is subject to the tax laws of many jurisdictions. Changes in tax laws or the interpretation of tax laws can affect the Company’s earnings, as can the resolution of pending and contested tax issues. The Company’s consolidated effective income tax rate is affected by a number of factors, including the mix of domestic and foreign earnings and the effect of exchange rate changes on local taxable income and deferred taxes in foreign countries.
For fiscal years ended March 31, 2025, 2024, and 2023 the Company’s U.S. federal statutory tax rate was 21.0%. The U.S. tax system is primarily territorial based after the enactment of the Tax Cuts and Jobs Act of 2017. The U.S. tax law imposes a tax on U.S. shareholders on certain low-taxed income earned by controlled foreign corporations, referred to as global intangible low-taxed income (“GILTI”). The Company has made an accounting policy election to account for any additional tax resulting from the GILTI provisions in the year in which it is incurred and has not recorded any deferred taxes on temporary book-tax differences related to this income.
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
In various countries in which the Company operates, legislation has been enacted incorporating the Organization for Economic Cooperation and Development’s Global Anti-Base Erosion Pillar Two model rules establishing a 15% global minimum tax. In certain countries this legislation became effective at the beginning of fiscal year 2025. The estimated tax impact of such legislation has been included in the provision for income taxes and is not material. Like GILTI, this is treated as a period cost and does not have any additional deferred taxes related to these new laws.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Income Tax Expense
Income taxes for the fiscal years ended March 31, 2025, 2024, and 2023 consisted of the following:

	Fiscal Year Ended March 31,
	2025	2024	2023
Current
United States	$7,038	$5,107	$9,967
State and local	713	696	1,134
Foreign	32,112	30,711	8,289
	39,863	36,514	19,390
Deferred
United States	(2,631)	(824)	(4,727)
State and local	(22)	(138)	613
Foreign	3,736	(4,443)	(3,543)
	1,083	(5,405)	(7,657)
Total	$40,946	$31,109	$11,733
Foreign taxes include any applicable U.S. tax expense on the earnings of foreign subsidiaries.
Consolidated Effective Income Tax Rate
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.4	0.3	1.0
Foreign earnings taxed at rates other than the U.S. federal statutory tax rate	(3.7)	(5.2)	(1.5)
Foreign dividend withholding taxes	6.7	2.9	2.6
Brazil tax ruling	—	—	(17.1)
Changes in uncertain tax positions	—	(0.2)	(0.1)
Other	2.2	0.2	2.4
Effective income tax rate	26.6%	19.0%	8.3%
In fiscal year 2023, one of the Company’s subsidiaries in Brazil received a favorable final judgement from the Brazilian Superior Court of Justice. The lawsuit asserted certain tax credits on exported goods should be excluded from taxable income. The Brazilian revenue authority asserted certain tax credits generated on purchased goods and services that were ultimately exported from Brazil should be included in the calculation of taxable income. The Brazilian Superior Court of Justice affirmed the tax credits are non-taxable in accordance with the historical and existing tax legislation in Brazil. The ruling resulted in recognition of $26.6 million of Brazilian tax credits due to the recalculation of federal income taxes in Brazil for years 2015 through 2022. The affirmative ruling also resulted in recognition of $5.0 million of interest income for the fiscal year ended March 31, 2023. The tax credits and associated interest income credits were used to reduce federal non-income tax liabilities through the end of fiscal year 2025 and were exhausted as of March 31, 2025. The tax credits were recognized as both current and noncurrent assets on the consolidated balance sheet based on when the credits were expected to be realized. Additionally, the unused tax credits earned tax-exempt interest income through the utilization date, which were used to reduce both non-income tax and income tax liabilities. The ruling resulted in a net income tax benefit of $24.2 million in fiscal year 2023. The net income tax benefit of the Brazil tax ruling resulted in a $2.4 million income tax provision for U.S. federal income taxes related to the fiscal year 2018 consolidated federal tax return. Additionally, the Company sold its idled Tanzania operations and recognized $1.1 million of income taxes in the fiscal year ended March 31, 2023.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Components of Income Before Income Taxes
The U.S. and foreign components of income before income taxes were as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
United States	$5,529	$22,517	$27,942
Foreign	148,686	141,563	114,027
Total	$154,215	$164,080	$141,969
Deferred Income Tax Liabilities and Assets
Significant components of deferred tax liabilities and assets were as follows:

	March 31,
	2025	2024
Liabilities
Foreign withholding taxes	$20,989	$15,350
Property, plant and equipment	14,730	10,604
Undistributed earnings	3,362	3,145
Operating lease right-of-use assets	8,238	8,119
Goodwill and other intangible assets	30,834	32,232
Interest rate swap	1,013	3,036
All other	1,680	1,168
Total deferred tax liabilities	$80,846	$73,654

Assets
Employee benefit plans	$12,624	$15,938
Reserves and accruals	6,325	6,973
Deferred income	3,989	5,827
Operating lease right-of-use liabilities	7,496	7,407
Currency translation losses of foreign subsidiaries	2,156	2,156
Local currency exchange losses of foreign subsidiaries	4,466	2,075
Interest expense limitation carryforward	6,369	1,434
Foreign tax credit carryforward	8,795	8,196
Capital loss carryforwards	4,097	4,143
All other	13,470	8,563
Total deferred tax assets	69,787	62,712
Valuation allowance	(14,492)	(13,016)
Net deferred tax assets	$55,295	$49,696
At March 31, 2025, the Company had no material net operating loss carryforwards in either its domestic or foreign operations.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Combined Income Tax Expense (Benefit)
The combined income tax expense (benefit) allocable to continuing operations and other comprehensive income was as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Continuing operations	$40,946	$31,109	$11,733
Other comprehensive loss	(531)	(1,056)	3,551
Total	$40,415	$30,053	$15,284
Uncertain Tax Positions
A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions is as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Liability for uncertain tax positions, beginning of year	$1,070	$1,415	$2,024
Additions:
Related to tax positions for the current year	71	65	1,198
Related to tax positions for prior years	—	—	—
Reductions:
Due to lapses of statutes of limitations	(56)	(56)	(75)
Due to tax settlements	—	(311)	(1,661)
Effect of currency rate changes	(79)	(43)	(71)
Liability for uncertain tax positions, end of year	$1,006	$1,070	$1,415
The liability for uncertain tax positions at March 31, 2025 includes approximately $1.0 million that could have an effect on the consolidated effective tax rate if the tax benefits are recognized. The liability for uncertain tax positions includes $0.8 million related to tax positions for which it is reasonably possible that the amounts could change significantly before March 31, 2026. This amount reflects a possible decrease in the liability for uncertain tax positions that could result from the completion and resolution of tax audits and the expiration of open tax years in various tax jurisdictions. The $1.7 million settlement in fiscal year 2023 represents the resolution of a tax matter with a foreign tax authority.
For fiscal year ended March 31, 2023, the Company recognized $1.8 million as a reduction to interest expense related to an uncertain tax position on the Tanzania operations that were sold in fiscal year 2023.
Amounts accrued or reversed for interest and penalties were not material for fiscal years 2023 through 2025, and liabilities recorded for penalties at March 31, 2025 and 2024 were also not material.
Universal and its subsidiaries file a U.S. federal consolidated income tax return, as well as returns in several U.S. states and a number of foreign jurisdictions. Open tax years in U.S. Federal, state, and foreign jurisdictions range from 3 to 6 years. There is an exception for the Company’s U.S. Federal fiscal year 2018 tax return due to the election on the amended return that extended the statute to 30 years.
NOTE 6.   GOODWILL AND OTHER INTANGIBLES
The Company’s changes in goodwill at March 31, 2025 and 2024 consisted of the following:

	Fiscal Year Ended March 31,
	2025	2024
Balance at beginning of year	$213,869	$213,922
Foreign currency translation adjustment	(29)	(53)
Balance at end of year	$213,840	$213,869

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company’s intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company’s intangible assets subject to amortization consisted of the following at March 31, 2025 and 2024:

				March 31, 2025
(in thousands, except useful life)	Useful Life (Years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	-	13	$86,500	$(33,155)	$53,345
Trade names		5		11,100	(10,320)	780
Developed technology		13		9,300	(6,012)	3,288
Noncompetition agreements	4	-	5	4,000	(3,625)	375
Other		5		802	(754)	48
Total intangible assets				$111,702	$(53,866)	$57,836

				March 31, 2024
	Useful Life (Years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	-	13	$86,500	$(25,424)	$61,076
Trade names		5		11,100	(8,265)	2,835
Developed technology		13		9,300	(5,665)	3,635
Noncompetition agreements	4	-	5	4,000	(2,725)	1,275
Other		5		782	(720)	62
Total intangible assets				$111,682	$(42,799)	$68,883
Intangible assets are amortized on a straight-line basis over the asset’s estimated useful economic life as noted above.
The Company’s amortization expense for intangible assets for the years ended March 31, 2025, 2024, and 2023:

	Fiscal Year Ended March 31,
	2025	2024	2023
Amortization Expense	$11,067	$11,279	$12,455
Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated income statements of income. The amortization expense for the other intangible assets is recorded in selling, general, and administrative expenses in the consolidated income statements of income.
As of March 31, 2025, the expected future amortization expense for intangible assets is as follows:

Fiscal Year
2026	$9,256
2027	8,100
2028	8,077
2029	7,494
2030 and thereafter	24,909
Total expected future amortization expense	$57,836
NOTE 7.   CREDIT FACILITIES
Bank Credit Agreement
The Company has a senior unsecured bank credit agreement that includes a $530 million five-year revolving credit facility (expiring December 15, 2027), a $275 million five-year term loan (due December 15, 2027), and a $345 million seven-

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
year term loan (due December 15, 2029). Borrowings under the revolving credit facility bear interest at a variable rate benchmarked to the Secured Overnight Financing Rate (“SOFR”), plus a margin that is based on the Company’s credit measures. In addition to interest, the Company pays a facility fee on the revolving credit facility. $260 million was outstanding under the revolving credit facility at March 31, 2025. The credit agreement provides for an expansion of the facility under certain conditions to allow additional borrowings of up to $200 million. Additional information related to the term loans is provided in Note 8. The credit agreement includes financial covenants that require the Company to maintain a minimum level of tangible net worth and observe limits on debt levels. The Company was in compliance with these financial covenants at March 31, 2025.
Short-Term Credit Facilities
The Company maintains short-term uncommitted lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. As of March 31, 2025 and 2024, approximately $195 million and $292 million, respectively, were outstanding under these uncommitted lines of credit. The weighted-average interest rates on short-term borrowings outstanding as of March 31, 2025 and 2024 were approximately 6.2% and 6.7%, respectively. At March 31, 2025, the Company and its consolidated affiliates had unused uncommitted lines of credit totaling approximately $271 million.
NOTE 8.   LONG-TERM DEBT
The Company’s long-term debt at March 31, 2025 and 2024 consisted of the following:

	March 31,
	2025	2024
Senior bank term loans	$620,000	$620,000
Less: current portion	—	—
Less: unamortized debt issuance costs	(2,082)	(2,636)
Long-term debt	$617,918	$617,364
As discussed in Note 7, the Company has a bank credit agreement that includes a $275 million five-year term loan and a $345 million seven-year term loan. Both term loans were fully funded at closing, require no amortization, and are repayable without penalty prior to maturity. Under the credit agreement, both term loans bear interest at a variable rate benchmarked to the SOFR plus a margin that is based on the Company’s credit measures.
As discussed in Note 10, the Company had receive-floating/pay-fixed interest rate swap agreements in place with respect to the prior term loans through December 20, 2023 for the five-year term loan and through December 20, 2025 for the seven-year term loan. These agreements were terminated concurrently with the repayment of the prior term loans and replaced with new interest rate swap agreements that will continue to convert a portion of the variable benchmark rate to a fixed rate on each term loan through their respective maturity dates. The proceeds for the fair value of the terminated interest rate swap agreements, approximately $11.8 million, were recognized in accumulated other comprehensive income and are being amortized into earnings as a reduction of interest expense through their original maturity dates. With the swap agreements in place, the effective interest rates on the swapped portions of the five-year and seven-year term loans were 5.50% and 5.65% at March 31, 2025, respectively. The weighted average effective interest rates, when taking into consideration both the swapped and unswapped interest payments for all outstanding long-term debt, were 5.96% and 6.16% at March 31, 2025 for the five-year and seven-year term loans, respectively. Changes in the effective interest rates could result from a change in interest rates on the unhedged interest payments or a change in the Company’s credit measures that impact the applicable credit spreads specified in the underlying loan agreement.
Disclosures about the fair value of long-term debt are provided in Note 11.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table sets forth the right-of-use assets and lease liabilities for operating leases included in the Company’s consolidated balance sheet:

	March 31, 2025	March 31, 2024

Assets
Operating lease right-of-use assets	$34,260	$32,510

Liabilities
Current portion of operating lease liabilities	$10,742	$10,356
Long-term operating lease liabilities	20,608	19,302
Total operating lease liabilities	$31,350	$29,658
The following table sets forth the location and amount of operating lease costs included in the Company’s consolidated statement of income:

	Fiscal Year Ended March 31,
	2025	2024	2023

Income Statement Location
Cost of goods sold	$14,987	$11,806	$11,036
Selling, general, and administrative expenses	9,572	10,691	10,890
Total operating lease costs(1)	$24,559	$22,497	$21,926
(1)Includes variable operating lease costs.
The following table reconciles the undiscounted cash flows to the operating lease liabilities in the Company’s consolidated balance sheet:

March 31, 2025
Fiscal Year Maturity of Operating Lease Liabilities
2026	$12,383
2027	8,277
2028	5,874
2029	4,345
2030	3,088
2031 and thereafter	3,070
Total undiscounted cash flows for operating leases	$37,037
Less: Imputed interest	(5,687)
Total operating lease liabilities	$31,350
As of March 31, 2025, the Company had entered into no additional operating leases that have not yet commenced.
The following table sets forth supplemental information related to operating leases:

	Fiscal Year Ended March 31,
(in thousands, except lease term and incremental borrowing rate)	2025	2024	2023
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$14,156	$13,898	$13,818

Right-of-use assets obtained in exchange for new operating leases	15,406	8,507	13,536

Weighted Average Remaining Lease Term (years)	4.46	4.59	4.86

Weighted Average Collateralized Incremental Borrowing Rate	6.92%	6.10%	5.93%

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
Cash Flow Hedging Strategy for Interest Rate Risk
In December 2022, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2022 (see Note 8 for additional information). Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At March 31, 2025, the total notional amount of the interest rate swaps was $310 million, which corresponded to a portion of the aggregate balance of the term loans.
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
The aggregate U.S. dollar notional amount of forward and option contracts entered for these purposes during fiscal years 2025, 2024, and 2023 was as follows:

	Fiscal Year Ended March 31,
(in millions)	2025	2024	2023
Tobacco purchases	$108.8	$30.3	$47.1
Processing costs	16.9	4.9	9.7
Operating costs	28.9	—	—
Crop input sales	31.1	30.1	35.2
Total	$185.7	$65.3	$92.0

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The table below presents the expected timing of when the remaining accumulated other comprehensive gains and losses as of March 31, 2025 for cash flows hedges of tobacco purchases and crop input sales will be recognized in earnings.

Hedging Program	Crop Year	Geographic Location(s)	Fiscal Year Earnings
Tobacco purchases	2025	Brazil	2026
Crop input sales	2026	Brazil	2027
Crop input sales	2025	Brazil	2026
Crop input sales	2024	Brazil	2026
Forward contracts related to processing and operating costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.
Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable VAT, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary’s projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at March 31, 2025 and 2024, were approximately $17.7 million and $20.9 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Financial Instruments on the Consolidated Statements of Income
The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the fiscal years ended March 31, 2025, 2024, and 2023.

	Fiscal Year Ended March 31,
	2025	2024	2023
Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(247)	$15,375	$9,804
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$4,676	$5,592	$(66)
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$2,754	$5,397	$1,570
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(5,708)	$2,088	$5,274
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$218	$7,996	$4,469
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$1,138	$(520)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco and sales of crop inputs in Brazil and Africa

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(563)	$(3,484)	$(4,811)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
For the outstanding interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.
For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases and crop input sales in Brazil, a net hedge loss of approximately $6.0 million remained in accumulated other comprehensive loss at March 31, 2025. That balance reflects gains and losses on contracts related to the purchase of 2025 Brazil crops and the 2026, 2025, and 2024 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through March 31, 2025. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at March 31, 2025 and 2024:

	Derivatives in a Fair Value Asset Position			Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of March 31,		Balance Sheet Location	Fair Value as of March 31,
		2025	2024		2025	2024
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$1,783	$6,706	Other long-term liabilities	$—	$—

Forward foreign currency exchange contracts	Other current assets	11	77	Accounts payable and accrued expenses	5,228	9
Total		$1,794	$6,783		$5,228	$9

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$291	$245	Accounts payable and accrued expenses	$1,440	$12
Total		$291	$245		$1,440	$12
Substantially all of the Company’s forward foreign currency exchange contracts are subject to master netting arrangements, whereby the right to offset occurs in the event of default by a participating party. The Company has elected to present these contracts on a gross basis in the consolidated balance sheets.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As permitted under the accounting guidance, the Company uses net asset value per share (“NAV”) as a practical expedient to measure the fair value of its money market funds. The fair values for those funds are presented under the heading NAV in the tables that follow in this disclosure. In measuring the fair value of liabilities, the Company considers the risk of non-performance in determining fair value. Universal has not elected to report at fair value any financial instruments or any other assets or liabilities that are not required to be reported at fair value under current accounting guidance.
Recurring Fair Value Measurements
At March 31, 2025 and 2024, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	March 31, 2025
		Fair Value Hierarchy
	NAV	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$149	$—	$—	$—	$149
Trading securities associated with deferred compensation plans	—	11,313	—	—	11,313
Interest rate swap agreements	—	—	1,783	—	1,783
Forward foreign currency exchange contracts	—	—	302	—	302
Total financial assets measured and reported at fair value	$149	$11,313	$2,085	$—	$13,547

Liabilities
Forward foreign currency exchange contracts	$—	$—	$6,668	$—	$6,668
Total financial liabilities measured and reported at fair value	$—	$—	$6,668	$—	$6,668

	March 31, 2024
		Fair Value Hierarchy
	NAV	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$145	$—	$—	$—	$145
Trading securities associated with deferred compensation plans	—	12,409	—	—	12,409
Interest rate swap agreements	—	—	6,706	—	6,706
Forward foreign currency exchange contracts	—	—	322	—	322
Total financial assets measured and reported at fair value	$145	$12,409	$7,028	$—	$19,582

Liabilities
Forward foreign currency exchange contracts	$—	$—	$21	$—	$21
Total financial liabilities measured and reported at fair value	$—	$—	$21	$—	$21
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
Long-term Debt
The following table summarizes the fair and carrying value of the Company’s long-term debt, including the current portion at each of the balance sheet dates March 31, 2025 and 2024:

	Fiscal Year Ended March 31,
(in millions of dollars)	2025	2024
Fair market value of long-term obligations	$616	$618
Carrying value of long-term obligations	$620	$620
The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities. See Note 8 for more information regarding long-term debt.
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
Acquisition Accounting for Business Combinations
The Company accounts for acquisitions qualifying under ASC 805, “Business Combinations,” which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The fair values of consideration transferred and net assets acquired are determined using a combination of Level 2 and Level 3 inputs as specified in the fair value hierarchy in ASC 820, “Fair Value Measurements and Disclosures.” The Company believes that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. The significant assumptions used in determining the fair value include the discount rate and forecasted results (e.g., revenue growth rates and operating profit margins).
Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events, changes in business conditions, or other circumstances provide an indication that such assets may be impaired.
Consolidation of tobacco sheet operations
As discussed in Note 3, during fiscal year 2025, the Company initiated a plan to consolidate the European Sheet tobacco operations into the Company’s facility in the Netherlands. The Company is in the process of winding down its operations in Germany, resulting in an impairment charge of $4.9 million for the long-lived assets in the three-month period ended September 30, 2024, to reduce their carrying value to fair value. The long-lived assets primarily consist of a processing facility, machinery and equipment, and administrative offices. As part of the wind-down, the Company also recognized other impairment charges associated with inventory, certain accounts receivable and other assets during the three-month period ended September 30, 2024.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Actuarial Assumptions
Assumptions used for financial reporting purposes to compute net periodic benefit cost and benefit obligations for the Company’s primary defined benefit plans were as follows:

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Discount rates:
Benefit cost for plan year	5.27%	5.00%	3.70%	5.17%	4.90%	3.60%
Benefit obligation at end of plan year	5.58%	5.27%	5.00%	5.35%	5.17%	4.90%
Expected long-term return on plan assets:
Benefit cost for plan year	6.30%	6.50%	5.50%	3.00%	3.00%	3.00%
Salary scale:
Benefit cost for plan year	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Benefit obligation at end of plan year	5.00%	4.00%	4.00%	5.00%	4.00%	4.00%
Healthcare cost trend rate	N/A	N/A	N/A	8.08%	6.97%	6.97%
Changes in the discount rates in the above table reflect prevailing market interest rates at the end of each fiscal year when the benefit obligations are actuarially measured. The expected long-term return on plan assets is developed from financial models used to project future returns on the underlying assets of the funded plans and is reviewed on an annual basis. The healthcare cost trend rate used by the Company is based on a study of medical cost inflation rates that is reviewed and updated annually for continued applicability. The trend assumption of 8.08% in 2025 declines gradually to 4.44% in 2033. The Company has caps in place on postretirement medical benefits that limit its cost for a large segment of the retiree population. As a result, changes to the healthcare cost trend rate have a limited impact on the postretirement medical plan liability and expense.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Benefit Obligations, Plan Assets, and Funded Status
The following table reflects the changes in benefit obligations and plan assets in fiscal years 2025 and 2024, as well as the funded status of the plans at March 31, 2025 and 2024:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2025	2024	2025	2024
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$180,725	$231,685
Projected benefit obligation	187,918	237,626	$18,134	$20,077

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$237,626	$241,399	$20,077	$20,716
Service cost	5,192	5,214	75	239
Interest cost	11,943	11,566	1,062	1,049
Effect of discount rate change	(4,710)	(5,147)	(469)	(255)
Foreign currency exchange rate changes	(146)	(298)	(325)	30
Settlements	(46,714)	—	—	—
Other	232	2,197	247	589
Benefit payments	(15,505)	(17,305)	(2,533)	(2,291)
Projected benefit obligation, end of year	$187,918	$237,626	$18,134	$20,077

Change in plan assets:
Plan assets at fair value, beginning of year	$220,336	$221,953	$1,934	$2,257
Actual return on plan assets	9,766	11,666	53	174
Employer contributions	3,290	4,257	2,083	1,794
Settlements	(46,714)	—	—	—
Foreign currency exchange rate changes	(142)	(235)	—	—
Benefit payments	(15,505)	(17,305)	(2,533)	(2,291)
Plan assets at fair value, end of year	$171,031	$220,336	$1,537	$1,934

Funded status:
Funded status of the plans, end of year	$(16,887)	$(17,290)	$(16,597)	$(18,143)
The Company funds its non-regulated U.S. pension plan, one of its foreign pension plans, and its postretirement medical plans on a pay-as-you-go basis as the benefit payments are incurred. The unfunded PBO for those pension plans and postretirement benefit plans was $28.4 million and $14.8 million, respectively, at March 31, 2025.
The funded status of the Company’s plans at the end of fiscal years 2025 and 2024 was reported in the consolidated balance sheets as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2025	2024	2025	2024
Noncurrent assets (included in Pension asset)	$12,819	$11,857	$—	$—
Current liability (included in Accrued expenses and other current liabilities)	(9,497)	(2,344)	(1,471)	(1,695)
Noncurrent liability (reported as Pensions and other postretirement benefits)	(20,209)	(26,803)	(15,126)	(16,448)
Amounts recognized in the consolidated balance sheets	$(16,887)	$(17,290)	$(16,597)	$(18,143)

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Additional information on the funded status of the Company’s plans as of the respective measurement dates for the fiscal years ended March 31, 2025 and 2024, is as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2025	2024	2025	2024
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation (PBO)	$39,116	$36,842	$18,134	$20,078
Aggregate fair value of plan assets	—	—	1,537	1,934
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation (ABO)	37,352	35,640	N/A	N/A
Aggregate fair value of plan assets	—	—	N/A	N/A
Net Periodic Benefit Cost
The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2025	2024	2023	2025	2024	2023
Components of net periodic benefit cost:
Service cost	$5,192	$5,214	$6,172	$75	$239	$115
Interest cost	11,943	11,566	9,670	1,062	1,049	944
Expected return on plan assets	(14,874)	(15,504)	(13,630)	(53)	(63)	(76)
Settlement cost	14,101	—	—	—	—	—
Net amortization and deferral	15	659	2,038	(662)	(791)	(737)
Net periodic benefit cost	$16,377	$1,935	$4,250	$422	$434	$246
A one-percentage-point increase or decrease in the assumed healthcare cost trend rate would not result in a significant change to the March 31, 2025 APBO or the aggregate service and interest cost components of the net periodic postretirement benefit expense for fiscal year 2026.
In March 2025, the Company completed a pension de-risking transaction or “pension lift-out” to transfer approximately $47 million of its qualified domestic pension plan obligations and assets to a third-party insurer through the purchase of a non-participating annuity. The obligations transferred to the third-party insurer covered the respective benefit obligations for a subset of retirees currently receiving benefit payments. The transaction triggered settlement accounting that required the Company to immediately recognize a portion of the accumulated comprehensive losses associated with the defined benefit pension plan. The non-cash pension settlement charge of $14.1 million was recognized in the Company’s consolidated statements of income for the fiscal year ended March 31, 2025.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Amounts Included in Accumulated Other Comprehensive Loss
Amounts included in accumulated other comprehensive loss at the beginning of the year are amortized as a component of net periodic benefit cost during the year. The amounts recognized in other comprehensive income or loss for fiscal years 2025 and 2024 and the amounts included in accumulated other comprehensive loss at the end of those fiscal years are shown below. All amounts shown are before allocated income taxes.

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2025	2024	2025	2024
Change in net actuarial loss (gain):
Net actuarial loss (gain), beginning of year	$63,428	$64,114	$(7,169)	$(8,332)
Losses (gains) arising during the year	893	107	(221)	377
Settlement	(14,101)	—	—	—
Amortization included in net periodic benefit cost during the year	(170)	(793)	658	786
Net actuarial loss (gain), end of year	50,050	63,428	(6,732)	(7,169)

Change in prior service cost (benefit):
Prior service cost (benefit), beginning of year	369	(457)	(31)	(36)
Prior service cost (benefit) arising during the year	—	692	—	—
Amortization included in net periodic benefit cost during the year	155	134	4	5
Prior service cost (benefit), end of year	524	369	(27)	(31)

Total amounts in accumulated other comprehensive loss at end of year, before income taxes	$50,574	$63,797	$(6,759)	$(7,200)
Amounts in the above table reflect the Company and its consolidated subsidiaries. The accumulated other comprehensive loss reported in the consolidated balance sheets also includes pension and other postretirement benefit amounts related to ownership interests in unconsolidated affiliates.
The Company expects to recognize approximately $0.3 million of the March 31, 2025 net actuarial loss and $0.1 million of the March 31, 2025 prior service benefit in net periodic benefit cost during fiscal year 2026.
Allocation of Pension Plan Assets
The Company has established, and periodically adjusts, target asset allocations for its investments in its U.S. ERISA-regulated defined benefit pension plan, which represents 94% of consolidated plan assets and 79% of consolidated PBO at March 31, 2025, to balance the needs of liquidity, total return, and risk control. The assets are required to be diversified across asset classes and investment styles to achieve that balance. During the year, the asset allocation is reviewed for adherence to the target policy and rebalanced to the targeted weights. The Company reviews the expected long-term returns of the asset allocation each year to help determine whether changes are needed. The return is evaluated on a weighted-average basis in relation to inflation. The assumed long-term rate of return used to calculate annual benefit expense is based on the asset allocation and expected market returns for the respective asset classes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The weighted–average target pension asset allocation and target ranges at the March 31, 2025 measurement date and the actual asset allocations at the March 31, 2025 and 2024 measurement dates by major asset category were as follows:

					Actual Allocation
	Target Allocation				March 31,
Major Asset Category		Range			2025	2024
Equity securities	30.0%	20%	-	40%	28.4%	26.7%
Fixed income securities (1)	65.0%	55%	-	75%	63.8%	67.3%
Alternative investments	5.0%	0%	-	10%	7.8%	6.0%
Total	100.0%				100.0%	100.0%
(1)Actual amounts include high yield securities and cash balances held for the payment of benefits.
Universal makes regular contributions to its pension and other postretirement benefit plans. As previously noted, for postretirement health benefits, contributions reflect funding of those benefits as they are incurred. The Company expects to make no contributions to its ERISA regulated defined benefit pension plan and $11.3 million to its non-ERISA regulated pension plans in fiscal year 2026.
Estimated future benefit payments to be made from the Company’s plans are as follows:

	Pension Benefits	Other Postretirement Benefits
Fiscal Year
2026	$20,569	$1,882
2027	12,481	1,800
2028	14,702	1,719
2029	13,258	1,635
2030	12,417	1,581
2030 - 2033	69,803	7,383
Fair Values of Pension Plan Assets
Assets held by the Company’s defined benefit pension plans primarily consist of equity securities, fixed income securities, and alternative investments. Equity securities are primarily invested in actively-traded mutual funds with underlying common stock investments in U.S. and foreign companies ranging in size from small to large corporations. Fixed income securities are also held primarily through actively-traded mutual funds with the underlying investments in both U.S. and foreign securities. The methodologies for determining the fair values of the plan assets are outlined below. Where the values are based on quoted prices for the securities in an active market, they are classified as Level 1 of the fair value hierarchy. Where secondary pricing sources are used, they are classified as Level 2 of the hierarchy. Pricing models that use significant unobservable inputs are classified as Level 3.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
and is valued by the manager based on the NAV of each fund. These models use significant unobservable inputs and are classified as Level 3 within the fair value hierarchy.
Fair values of the assets of the Company’s pension plans as of March 31, 2025 and 2024, classified based on how their values were determined under the fair value hierarchy are as follows:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Equity securities	$45,008	$—	$—	$45,008
Fixed income securities (1)	104,071	—	9,409	113,480
Alternative investments	—	—	12,543	12,543
Total investments	$149,079	$—	$21,952	$171,031

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Equity securities	$56,243	$—	$—	$56,243
Fixed income securities (1)	143,740	—	7,695	151,435
Alternative investments	—	—	12,658	12,658
Total investments	$199,983	$—	$20,353	$220,336
(1)Includes high yield securities and cash and cash equivalent balances.
Other Benefit Plans
Universal and several subsidiaries offer employer defined contribution savings plans. Amounts charged to expense for these plans were approximately $5.2 million for fiscal year 2025, $4.3 million for fiscal year 2024, and $3.4 million for fiscal year 2023.
NOTE 13.   CAPITAL STOCK
Common Stock
At March 31, 2025, the Company’s shareholders had authorized 100,000,000 shares of its common stock, and 24,715,625 shares were issued and outstanding. Holders of the common stock are entitled to one vote for each share held on all matters requiring a vote. Holders of the common stock are also entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. The Board of Directors customarily declares and pays regular quarterly dividends on the outstanding common shares; however, such dividends are at the Board’s full discretion, and there is no obligation to continue them.
Preferred Stock
The Company is also authorized to issue up to 5,000,000 shares of preferred stock. No preferred stock was outstanding at March 31, 2025.
Share Repurchase Programs
Universal’s Board of Directors has authorized programs to repurchase outstanding shares of the Company’s common stock. Under these programs, the Company has made and may continue to make share repurchases from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Programs have been in place continuously throughout fiscal years 2023 through 2025. The current program, which replaced an expiring program, was authorized and became effective on November 7, 2024. It authorizes the purchase of up to $100 million of the Company’s outstanding common stock and expires on November 15, 2026. At March 31, 2025, $100 million of the authorization remained available for share repurchases under the current program.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Repurchases of common stock under the programs for fiscal years 2025, 2024, and 2023 were as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Number of shares repurchased	—	100,000	66,124
Cost of shares repurchased (in thousands of dollars)	$—	$4,744	$3,448
Weighted-average cost per share	$—	$47.44	$52.12
NOTE 14.   EXECUTIVE STOCK PLANS AND STOCK-BASED COMPENSATION
Executive Stock Plans
The Company’s shareholders have approved executive stock plans under which directors, officers, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”), stock appreciation rights (“SARs”), incentive stock options, and non-qualified stock options. Currently, grants are outstanding under the 1997 Executive Stock Plan, the 2002 Executive Stock Plan, the 2007 Stock Incentive Plan, the 2017 Stock Incentive Plan, and the 2023 Stock Incentive Plan. Together, these plans are referred to in this disclosure as the “Plans.” Up to 1,250,000 shares may be issued under the 2023 Stock Incentive Plan, with no specific share limit for any of the award types. New awards may no longer be issued under the 1997, 2002, 2007, and 2017 Plans.
The Company’s practice is to award grants of stock-based compensation to officers at the first regularly-scheduled meeting of the Compensation and Human Resources Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior fiscal year. The Compensation Committee administers the Plan consistently, following previously defined guidelines. In recent years, the Compensation Committee has awarded only grants of RSUs and PSUs. Outside directors automatically receive restricted stock units following each annual meeting of shareholders.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
RSUs, Restricted Stock, and PSUs
The following table summarizes the Company’s RSU, restricted stock, and PSU activity for fiscal years 2023 through 2025:

	RSUs		Restricted Stock		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Fiscal Year Ended March 31, 2023:
Unvested at beginning of year	349,544	$55.86	11,600	$41.86	158,000	$43.16
Granted	100,105	60.89	—	—	48,315	54.46
Vested	(67,239)	62.39	—	—	(37,040)	50.16
Forfeited	—	—	—	—	(9,260)	50.16
Unvested at end of year	382,410	56.03	11,600	41.86	160,015	44.55

Fiscal Year Ended March 31, 2024:
Granted	117,103	51.90	—	—	65,645	43.01
Vested	(109,877)	61.75	—	—	(73,963)	34.45
Forfeited	—	—	—	—	(467)	34.33
Unvested at end of year	389,636	53.18	11,600	41.86	151,230	48.22

Fiscal Year Ended March 31, 2025:
Granted	157,861	49.36	—	—	75,264	38.23
Vested	(159,631)	56.42	—	—	(61,829)	47.95
Forfeited	—	—	—	—	—	—
Unvested at end of year	387,866	$50.29	11,600	$41.86	164,665	$44.54
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
Stock-Based Compensation Expense
Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. For the fiscal years ended March 31, 2025, 2024, and 2023, total stock-based compensation expense and the related income tax benefit recognized were as follows:

	Fiscal Year Ended March 31,
	2025	2024	2023
Total stock-based compensation expense	$8,531	$12,063	$8,419
Income tax benefit recorded on stock-based compensation expense	$1,914	$2,713	$1,899
At March 31, 2025, the Company had $2.7 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 0.9 years.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 15.   COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS
Commitments
The Company enters into contracts to purchase tobacco from farmers in a number of the countries where it operates. Contracts in most countries cover one annual growing season. Primarily with the farmer contracts in Brazil, Malawi, Mozambique, the Philippines, Guatemala, and Mexico, the Company provides seasonal financing to support the farmers’ production of their crops. At March 31, 2025, the Company had contracts to purchase approximately $759 million of tobacco to be delivered during fiscal year 2026 and $167 million of tobacco to be delivered in subsequent years. These amounts are estimates since actual quantities purchased will depend on crop yields, and prices will depend on the quality of the tobacco delivered and other market factors. Tobacco purchase obligations have been partially funded by short-term advances to farmers and other suppliers, which totaled approximately $171 million, net of allowances, at March 31, 2025. The Company withholds payments due to farmers on delivery of the tobacco to satisfy repayment of the financing it provided to the farmers. In addition to its contractual obligations to purchase tobacco, the Company had commitments related to agricultural materials, approved capital expenditures, and various other requirements that approximated $107 million at March 31, 2025.
Other Contingent Liabilities
Other Contingent Liabilities (Letters of credit)
The Company had other contingent liabilities totaling approximately $1.0 million at March 31, 2025, primarily under outstanding letters of credit.
Value-Added Tax Assessments in Brazil
As discussed in Note 1, the Company’s local operating subsidiaries pay significant amounts of VAT in connection with their normal operations. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s operating subsidiary in Brazil pays VAT when tobaccos grown in the state of Parana are transferred to its factory in the state of Rio Grande do Sul for processing. The subsidiary received assessments for additional VAT plus interest and penalties from the tax authorities for the state of Parana based on an audit of the subsidiary’s VAT filings for specified periods.
In September 2014, tax authorities for the state of Parana issued an assessment for tax, interest, and penalties for periods from 2009 through 2014 totaling approximately $10 million. These amounts are based on the exchange rate for the Brazilian currency at March 31, 2025. Management of the operating subsidiary and outside counsel believe that errors were made by the tax authorities for the state of Parana in determining all or significant portions of this assessment and that various defenses support the subsidiary’s position. Management of the subsidiary and outside counsel challenged the full amount of the claim. A significant portion of the Parana assessment was based on positions taken by the tax authorities that management and outside counsel believe deviate significantly from the underlying statutes and relevant case law. In addition, under the law, the subsidiary’s tax filings for certain periods covered in the assessment were no longer open to any challenge by the tax authorities. In December 2015, the Parana tax authorities withdrew the initial claim and subsequently issued a new assessment covering the same tax periods. The new assessment totaled approximately $3 million at the March 31, 2025 exchange rate, reflecting a substantial reduction from the original $10 million assessment. Notwithstanding the reduction, management and outside counsel continue to believe that the new assessment is not supported by the underlying statutes and relevant case law and have challenged the full amount of the claim. The range of reasonably possible loss is considered to be zero up to the full $3 million assessment. However, based on the strength of the subsidiary’s defenses, no loss within that range is considered probable at this time and no liability has been recorded at March 31, 2025.
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
NOTE 16.   OPERATING SEGMENTS
Management regularly evaluates the Company’s global business activities, including product and service offerings to its customers, as well as senior management’s operational and financial responsibilities. Assessments include an analysis of how its

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Chief Operating Decision Maker (“CODM”) measures business performance and allocates resources. As a result of this analysis, senior management has determined the Company conducts operations across two reportable operating segments, Tobacco Operations and Ingredients Operations.
The Tobacco Operations segment activities involve contracting, procuring, processing, packing, storing, and shipping leaf tobacco for sale to, or for the account of, manufacturers of consumer tobacco products throughout the world. Through various operating subsidiaries located in tobacco-growing countries around the world and significant ownership interests in unconsolidated affiliates, the Company processes and/or sells flue-cured and burley tobaccos, dark air-cured tobaccos, and oriental tobaccos. Flue-cured, burley, and oriental tobaccos are used principally in the manufacture of cigarettes, and dark air-cured tobaccos are used mainly in the manufacture of cigars, pipe tobacco, and smokeless tobacco products. Some of these tobacco types are also used in the manufacture of next generation tobacco products that are intended to provide consumers with an alternative to traditional combustible products. The Tobacco Operations segment also provides physical and chemical product testing for tobacco customers. A substantial portion of the Company’s Tobacco Operations’ revenues are derived from sales to a limited number of large, multinational cigarette and cigar manufacturers.
The Ingredients Operations segment provides its customers with a broad variety of plant-based ingredients for both human and pet consumption. The Ingredients Operations segment utilizes a variety of value-added manufacturing processes converting raw materials into a wide spectrum of fruit and vegetable juices, concentrates, dehydrated products, botanical extracts, and flavorings. Customers for the Ingredients Operations segment include large multinational food and beverage companies, smaller independent manufacturers, and retail organizations. FruitSmart, Inc. (“FruitSmart”), Silva International, Inc. (“Silva”), and Shank’s Extracts, LLC d/b/a Universal Ingredients–Shank’s (“Universal Ingredients–Shank’s”) are the primary operations for the Ingredients Operations segment. FruitSmart supplies a broad set of juices, concentrates, pomaces, purees, fruit fibers, seeds, seed powders, and other value-added products to food, beverage, and flavor companies throughout the United States and internationally. Silva procures dehydrated vegetables, fruits, and herbs from around the world and specializes in processing natural materials into custom designed dehydrated vegetable and fruit-based ingredients for a variety of end products. Universal Ingredients–Shank’s offers a diversified portfolio of botanical extracts, distillates, natural flavors, and color for industrial and private label customers worldwide, and is known for their significant vanilla expertise. Universal Ingredients–Shank’s is also equipped to offer customers custom bottling and packaging for their products.

Universal incurs corporate overhead expenses related to senior management, sales, finance, legal, and other functions that are centralized at its corporate headquarters, as well as functions performed at several sales and administrative offices around the world. These overhead expenses are currently allocated to the reportable operating segments, generally on the basis of projected annual financial and operational performance, including volumes planned to be purchased and/or processed. Management believes this method of allocation is currently representative of the value of the related services provided to the operating segments. The CODM, which has been identified as a group comprised of the Company’s Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, currently evaluates the performance of the operating segments based on operating income after allocated overhead expenses, plus equity in the pretax earnings of unconsolidated affiliates (“Segment Operating Income”). The CODM also uses Segment Operating Income for planning, forecasting, and allocating capital and other resources to the operating segments.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Reportable segment data as of, or for, the fiscal years ended March 31, 2025, 2024, and 2023, is as follows:

	Fiscal Year Ended March 31, 2025			Fiscal Year Ended March 31, 2024			Fiscal Year Ended March 31, 2023
	Tobacco Operations	Ingredients Operations	Consolidated	Tobacco Operations	Ingredients Operations	Consolidated	Tobacco Operations	Ingredients Operations	Consolidated
Sales and other operating revenues	$2,608,675	$338,609	$2,947,284	$2,438,775	$309,798	$2,748,573	$2,258,260	$311,564	$2,569,824
Cost of goods sold	(2,133,063)	(265,564)	(2,398,627)	(1,975,955)	(236,520)	(2,212,475)	(1,871,606)	(239,933)	(2,111,539)
Selling, general and administrative expenses	(179,340)	(48,610)	(227,950)	(179,569)	(56,624)	(236,193)	(163,721)	(49,557)	(213,278)
Corporate overhead allocated to the segments	(65,195)	(12,142)	(77,337)	(61,655)	(12,718)	(74,373)	(52,427)	(11,508)	(63,935)
Equity in pretax earnings (loss) of unconsolidated affiliates(1)	9,103	—	9,103	756	—	756	2,383	—	2,383
Segment operating income	240,180	12,293	252,473	222,352	3,936	226,288	172,889	10,566	183,455
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates(1)			(9,103)			(756)			(2,383)
Restructuring and impairment costs (2)			(10,573)			(3,523)			—
Consolidated operating income			$232,797			$222,009			$181,072
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

	Segment Assets			Accounts Receivable, net
	March 31,			March 31,
	2025	2024	2023	2025	2024	2023
Tobacco Operations	$2,436,416	$2,451,895	$2,164,600	$566,755	$472,357	$350,014
Ingredients Operations	553,136	485,344	474,582	59,121	52,905	52,059
Consolidated total	$2,989,552	$2,937,239	$2,639,182	$625,876	$525,262	$402,073

	Goodwill, net			Intangibles, net
	March 31,			Fiscal Year Ended March 31,
	2025	2024	2023	2025	2024	2023
Tobacco Operations	$97,772	$97,801	$97,854	$47	$62	$34
Ingredients Operations	116,068	116,068	116,068	57,789	68,821	80,067
Consolidated total	$213,840	$213,869	$213,922	$57,836	$68,883	$80,101

	Capital Expenditures			Depreciation and Amortization
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2025	2024	2023	2025	2024	2023
Tobacco Operations	$35,387	$35,173	$38,084	$39,494	$40,267	$38,650
Ingredients Operations	27,214	30,840	16,590	20,279	18,059	18,650
Consolidated total	$62,601	$66,013	$54,674	$59,773	$58,326	$57,300

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Geographic data as of, or for, the fiscal years ended March 31, 2025, 2024, and 2023, is presented below. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment. Long-lived assets generally consist of net property, plant, and equipment, goodwill, and other intangibles.

Geographic Data	Sales and Other Operating Revenues
	Fiscal Year Ended March 31,
	2025	2024	2023
United States	$622,325	$547,923	$530,467
Belgium	532,479	552,208	395,616
China	293,619	219,979	204,139
Egypt	143,527	18,892	19,465
Philippines	120,648	133,656	149,867
Germany	115,938	95,350	108,844
Indonesia	105,934	117,019	45,089
Poland	99,845	97,723	119,629
Netherlands	37,501	42,492	51,843
Mexico	29,073	26,438	51,847
France	22,999	16,669	64,563
All other countries	823,396	880,224	828,455
Consolidated total	$2,947,284	$2,748,573	$2,569,824

	Long-Lived Assets
	March 31,
(in thousands)	2025	2024	2023
United States	$362,701	$355,905	$343,470
Brazil	139,497	139,642	134,232
Mozambique	39,415	35,845	38,979
All other countries	103,037	117,240	128,504
Consolidated total	$644,650	$648,632	$645,185

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the fiscal years ended March 31, 2025, 2024, and 2023:

	Fiscal Year Ended March 31,
	2025	2024	2023
Foreign currency translation:
Balance at beginning of year	$(44,815)	$(44,233)	$(40,965)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	1,750	(1,531)	(3,166)
Less: Net loss on foreign currency translation attributable to noncontrolling interests	426	949	(102)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	2,176	(582)	(3,268)
Balance at end of year	$(42,639)	$(44,815)	$(44,233)

Foreign currency hedge:
Balance at beginning of year	$(616)	$4,899	$3,579
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $1,440, $17 and $(1,160))	(4,860)	(187)	2,562
Reclassification of net (gain) loss to earnings (net of tax expense (benefit) of $(75), $1,718, and $389)(1)	562	(5,328)	(1,242)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(4,298)	(5,515)	1,320
Balance at end of year	$(4,914)	$(616)	$4,899

Interest rate hedge:
Balance at beginning of year	$8,488	$5,253	$(860)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $65, $(4,035), and $(2,583))	(183)	11,340	7,220
Reclassification of net (gain) loss to earnings (net of tax expense (benefit) of $1,958, $2,884, and $396)(2)	(5,471)	(8,105)	(1,107)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(5,654)	3,235	6,113
Balance at end of year	$2,834	$8,488	$5,253

Pension and other postretirement benefit plans:
Balance at beginning of year	$(44,642)	$(42,976)	$(46,065)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) arising during the year (net of tax (expense) benefit of $243, $149, and $(370))(3)	(1,008)	(430)	1,947
Recognition of net actuarial loss for pension settlement, (net of tax benefit of $(3,257)) (4)	10,844	—	—
Amortization included in earnings (net of tax benefit of $158, $339, and $223)(5)	(526)	(1,236)	1,142
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	9,310	(1,666)	3,089
Balance at end of year	$(35,332)	$(44,642)	$(42,976)

Total accumulated other comprehensive income (loss) at end of year	$(80,051)	$(81,585)	$(77,057)
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
(3)    These items arise from the remeasurement of the assets and liabilities of the Company’s defined benefit pension and other postretirement benefit plans. Those remeasurements are made on an annual basis at the end of the fiscal year. See Note 12 for additional information.
(4)    The Company purchased a non-participating annuity for a limited group of retirees currently receiving benefit payments in the Company’s qualified domestic defined benefit plan. The transaction triggered settlement accounting that required immediate recognition of a portion of the accumulated other comprehensive losses associated with the qualified defined benefit plan. See Note 12 for additional information.
(5)    This accumulated other comprehensive income (loss) component is included in the computation of net periodic benefit cost. See Note 12 for additional information.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Universal Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Universal Corporation (the Company) as of March 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 30, 2025 expressed an adverse opinion thereon.
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
The Company’s short-term and long-term advances to tobacco suppliers totaled approximately $189 million as of March 31, 2025, and the allowances totaled $18 million. As discussed in Note 1 of the financial statements, the Company provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production. These advances are repaid through the delivery of tobacco to the Company. Management determined the allowance based on assumptions including the assessment of historical loss information and crop projections.
Auditing Management’s estimate for the allowance on advances to tobacco suppliers was complex and involved subjective auditor judgment as the estimate relies on a number of factors that are affected by economic and environmental conditions outside the Company’s control, including but not limited to inclement weather and low crop yields, which could have a significant effect on the allowance estimate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over the allowance for advances to tobacco suppliers. For example, we tested controls over Management’s review and approval of the models and assumptions used to estimate the allowance. We also tested controls used by Management to evaluate the data used in making the estimates for completeness and accuracy.
To test the allowance for advances to tobacco suppliers, our audit procedures included, among others, evaluating the significant assumptions used in the allowance calculation. For example, we compared historical loss information to Management’s estimate of projected crop yield and analyzed the sensitivity of significant assumptions to evaluate the changes in the allowance that would result from changes in the assumptions. We also analyzed subsequent events to identify potential sources of contrary information to Management’s assumptions.

Allowance for Recoverable Value-Added Tax (“VAT”) Credits
Description of the Matter
The Company’s gross balance of recoverable value-added tax (“VAT”) credits totaled approximately $64 million as of March 31, 2025, and the related allowance totaled approximately $21 million. As discussed in Note 1 of the financial statements, in many foreign countries, the Company pays and receives a significant amount of VAT on purchases and sales of tobacco and tobacco related material. Items subject to a VAT vary from jurisdiction to jurisdiction as do the rates at which the tax is assessed. Some jurisdictions allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process may take an extended period of time and it is not uncommon for refund applications to be challenged or rejected. Some jurisdictions also permit companies to sell or transfer unused VAT credits to third parties in private transactions although the proceeds realized may be heavily discounted from the face value of the credits. Management applies judgment in calculating the valuation allowance to estimate the credits that are not expected to be recovered.
Auditing Management’s estimate of the VAT allowance was complex and involved a high degree of subjectivity as the estimate relies on a number of factors including interpretations of applicable tax laws and regulations as well as economic and political conditions outside the Company’s control. There is uncertainty associated with the significant assumptions, including expected loss rates, which could have a significant effect on the estimate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over the allowance for recoverable VAT credits. For example, we tested controls over Management’s review and approval of the models used in the allowance and the completeness and accuracy of the data used in the calculation.
To test the VAT allowance estimate, our audit procedures included, among others, evaluating the significant assumptions used to estimate the VAT allowance and assessing the historical accuracy of Management’s estimates. For example, we evaluated whether the historical loss rates of VAT credits used in Management’s calculation was representative of the current expected loss rates of the VAT credits. We analyzed the sensitivity of significant assumptions to evaluate the changes in the allowance that would result from changes in the assumptions and we considered subsequent events to identify potential sources of contrary information to Management’s assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1971.
Richmond, Virginia
May 30, 2025

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,
To the Shareholders and the Board of Directors of Universal Corporation
Opinion on Internal Control over Financial Reporting
We have audited Universal Corporation’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Universal Corporation (the Company) has not maintained effective internal control over financial reporting as of March 31, 2025, based on the COSO criteria.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to inventory, specifically controls related to the physical counts of inventory and the related inventory reconciliations at certain of its subsidiaries.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)2. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated May 30, 2025 which expressed an unqualified opinion thereon.
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
May 30, 2025

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
For the three years ended March 31, 2025, there were no changes in the Company’s independent registered public accounting firm, nor were there any disagreements between the Company and its independent registered public accounting firm on any matter of accounting principles, practices, or financial disclosures.
Item 9A. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of March 31, 2025. Based on this evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that, as a result of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of March 31, 2025.
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
As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of March 31, 2025, due to the material weakness described under “New Material Weakness” below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.
Remediation of Previously Disclosed Material Weakness
As previously disclosed under “Item 9A – Controls and Procedures” in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2024, in August 2024, shortly before filing the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, the Company’s management was made aware of embezzlement by a former senior finance employee at the Company’s Mozambique subsidiary, Mozambique Leaf Tobacco Ltda. (“MLT”). The Company promptly commenced an internal investigation regarding these allegations and related matters. With the assistance of outside advisors, the Company’s internal investigation identified approximately $7 million in the aggregate of unauthorized payments during fiscal years 2022 through 2025. The Company has identified approximately $16.7 million in the aggregate of unauthorized payments during fiscal years 2016 through 2025.
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
Notwithstanding the material weakness, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s previously filed consolidated financial statements were fairly stated in all material respects in accordance with GAAP for each of the periods presented. Therefore, no restatement of any prior period financial statements was required.
During the fiscal year ended March 31, 2025, the Company, with the oversight of the Audit Committee of the Board of Directors, designed and implemented measures pursuant to management’s overall internal control over financial reporting remediation plan and also completed testing of the design and operating effectiveness of all remediated controls. The remediation efforts included the following:
1.Discontinued employment of the employee who perpetrated the embezzlement in Mozambique and the employee’s supervisor and replaced those individuals.
2.Required recurring remedial internal control training to all internal control performers and owners, including journal entry review and reconciliation procedures.
3.Designed and implemented additional internal controls of banking systems access.
Based on management’s evaluation of the effectiveness of the Company’s internal controls as of March 31, 2025, including newly remediated controls, management concluded that the previously identified material weakness had been successfully remediated as of March 31, 2025.
New Material Weakness
As noted above, the Company’s management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2025 as a result of certain control deficiencies that were determined to constitute a material weakness in its internal control over financial reporting. Specifically, the Company’s management determined that the internal controls at one of the Company’s tobacco subsidiaries were not effectively documented and executed to ensure that the existence of all dark air-cured tobacco inventories subject to physical inventory counts were appropriately counted, and that the controls related to the compilation and reconciliation of the related inventory to ensure complete and accurate reporting of inventory in the consolidated financial statements were not effective.
While the material weakness did not result in a material misstatement of the Company’s consolidated financial statements for the fiscal year ended March 31, 2025, there is a reasonable possibility that these deficiencies could have resulted in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
The Company’s independent registered public accounting firm, Ernst & Young LLP, audited the Company’s internal control over financial reporting as of March 31, 2025. The material weakness identified by the Company’s management resulted in Ernst & Young LLP issuing an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025. See “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm” in Item 8.
Notwithstanding the material weakness, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s consolidated financial statements included in this Annual Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented. Therefore, no restatement of any prior period financial statements is required.
Remediation Plan for New Material Weakness
To remediate the new material weakness described above, the Company will implement the following remediation steps at the tobacco subsidiary:
1.Require enhanced documentation associated with management review controls and validation of the completeness and accuracy of key reports used across the inventory process, including physical inventory counts.
2.Design and implement additional reports to be utilized in inventory reconciliation controls at the subsidiary.
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
Changes in Internal Control Over Financial Reporting
Except as noted above with respect to the completion of the steps in the remediation plan for the previously disclosed material weakness and the identification of the new material weakness, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
(a)On May 30, 2025, the Compensation and Human Resources Committee of the Company’s Board of Directors granted Airton L. Hentschke, the Company’s Senior Vice President and Chief Operating Officer, a special award of 22,050 restricted stock units (“RSUs”) under the Company’s shareholder-approved 2023 Stock Incentive Plan (equal to approximately $1.2 million based on the volume-weighted average price of the Company’s shares from March 1, 2025 to April 30, 2025). 40% of the RSUs will vest on the first anniversary of the grant date, and the remaining 60% of the RSUs will vest on the second anniversary of the grant date. Consistent with the restricted stock units granted in connection with the fiscal year 2025 long-term equity incentive awards, the RSUs earn dividend equivalent units during the vesting periods and only vest when the underlying RSU awards vest. Other than the annual vesting as described above, vesting of the RSUs (and the earned dividend equivalent units) is consistent with the terms of Mr. Hentschke’s annual long-term incentive equity awards, except that the RSUs are forfeitable if Mr. Hentschke terminates his employment with the Company prior to the vesting date(s).
The foregoing description of the RSUs does not purport to be complete and is qualified in its entirety by reference to the Restricted Stock Units Award Agreement, dated as of May 30, 2025, between the Company and Airton L. Hentschke, a copy of which is filed as Exhibit 10.30 to this Annual Report and is incorporated by reference herein.
(b)During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.   Directors, Executive Officers, and Corporate Governance
Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, which is expected to be held on August 5, 2025 (“2025 the Proxy Statement”).
Information About Our Executive Officers as of May 30, 2025:

Name and Age	Position	Business Experience During Past The Five Years
P. D. Wigner (56)	Chairman, President, and Chief Executive Officer	Mr. Wigner was elected Chairman, President, and Chief Executive Officer effective October 1, 2024. He served as Senior Vice President since April 2024, Vice President since August 2007, and General Counsel and Secretary since November 2005. He also served as Chief Compliance Officer from November 2007 until September 2012. Mr. Wigner served as Senior Counsel of Universal Leaf from November 2004 until November 2005. He has been employed with the Company since 2003.
A. L. Hentschke (55)	Senior Vice President and Chief Operating Officer
Mr. Hentschke was elected Senior Vice President and Chief Operating Officer in April 2015. From January 2013 to April 2015, he served as Executive Vice President of Universal Leaf Tobacco Company, Incorporated (“Universal Leaf”). From November 2009 to January 2013, Mr. Hentschke served as President and Chief Executive Officer of Universal Leaf Tabacos, Limitada, the Company's operating subsidiary in Brazil. He has been employed with the Company and its affiliates since 1991.

J. C. Kroner (57)	Senior Vice President and Chief Financial Officer	Mr. Kroner was elected Senior Vice President and Chief Financial Officer effective September 2018. Mr. Kroner was elected Senior Vice President in February 2018. He served as Senior Vice President of Universal Leaf from September 2014 to September 2018. He served as Vice President from October 2011 to September 2014. He has been employed with the Company since July 1993.
C. H. Claiborne (64)	Vice President, General Counsel and Secretary	Mrs. Claiborne was elected as General Counsel and Secretary effective April 2024. She also has served as Vice President since February 2018 having previously served as Vice President and Assistant Secretary from February 2018 to April 2024. From October 2004 to February 2018, Mrs. Claiborne served as Vice President, Associate General Counsel, and Secretary of Universal Leaf. She has been employed with the Company since December 1999.
J. Patrick O’Keefe (56)	Vice President, Ingredients	Mr. O’Keefe was elected Vice President, Ingredients effective May 2023. Mr. O’Keefe is also Senior Vice President of Universal Global Ventures, Inc., a position he has held since April 1, 2020. Prior to joining the Company on April 1, 2020, Mr. O’Keefe was employed by Allen Flavors since July 2018, having served as their Chief Operating Officer, Americas from December 2018 until March 2020.
S. J. Bleicher (48)	Vice President and Controller	Mr. Bleicher was elected Vice President and Controller in June 2019. Mr. Bleicher joined the Company in August 2014 and served as Assistant Controller through May 2019.
M. Starke (49)	Senior Vice President and Sales Director	Mr. Starke was elected Senior Vice President and Sales Director of Universal Leaf Tobacco Company, Incorporated effective July 2023. He has served as Senior Vice President since 2017, as Vice President from January 2012 until February 2017, and Assistant Vice President from October 2007 until January 2012. Mr. Starke joined the Company in 1999.
S. S. Diel (53)	Vice President, Business Development	Mr. Diel was elected Vice President, Business Development in May 2018. Mr. Diel joined the Company in May 2018.
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
Other than the matters set forth above, the information required by Item 401 of Regulation S-K is contained under the caption “Proposal One - Election of Directors” of the 2025 Proxy Statement and such information is incorporated by reference herein.
The information required by Item 405 of Regulation S-K is contained under the caption “Stock Ownership—Delinquent Section 16(a) Reports” of the 2025 Proxy Statement and such information is incorporated herein.
The information required by Item 406, Items 407(c)(3), (d)(4) and (d)(5), and Item 408(b) of Regulation S-K is contained under the captions “Corporate Governance and Committees—Committees of the Board—Nominating, Governance and Risk Committee” and “Corporate Governance and Committees—Committees of the Board—Audit Committee” of the 2025 Proxy Statement and such information is incorporated by reference herein.
The information required by Item 408(b) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Insider Trading Policy” of the 2025 Proxy Statement and such information is incorporated by reference herein.
Item 11.   Executive Compensation
Refer to the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Report of the Compensation and Human Resources Committee,” “Compensation and Human Resources Committee Interlocks and Inside Participation” and “Directors’ Compensation” in the 2025 Proxy Statement, which information is incorporated herein by reference.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Refer to the caption “Stock Ownership” and “Equity Compensation Information” in the 2025 Proxy Statement, which information is incorporated herein by reference.
Item 13.   Certain Relationships and Related Transactions, and Director Independence
Refer to the caption “Certain Transactions” in the Company’s 2025 Proxy Statement, which information is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Director Independence” of the 2025 Proxy Statement and such information is incorporated by reference herein.
Item 14.   Principal Accountant Fees and Services
Refer to the captions “Audit Information – Fees of Independent Registered Public Accounting Firm” and “Audit Information – Pre-Approval Policies and Procedures” in the 2025 Proxy Statement, which information is incorporated herein by reference.

PART IV
Item 15.   Exhibits and Financial Statement Schedules
(a)    The following are filed as part of this Annual Report:
1.Financial Statements.
Consolidated Statements of Income for the Fiscal Years Ended March 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended March 31, 2025, 2024, and 2023
Consolidated Balance Sheets at March 31, 2025 and 2024
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2025, 2024, and 2023
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 31, 2025, 2024, and 2023
Notes to Consolidated Financial Statements for the Fiscal Years Ended March 31, 2025, 2024, and 2023
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID 42)
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
Item 16.   Form 10-K Summary
None.

Schedule II - Valuation and Qualifying Accounts
Universal Corporation
Fiscal Years Ended March 31, 2025, 2024, and 2023

Description	Balance at Beginning of Year	Net Additions (Reversals) Charged to Expense	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Year
(in thousands of dollars)

Fiscal Year Ended March 31, 2023:
Allowance for doubtful accounts (deducted from accounts receivable)	$1,788	$221	$—	$(397)	$1,612

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	18,972	10,584	—	(5,169)	24,387

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	21,335	376	—	(75)	21,636

Fiscal Year Ended March 31, 2024:
Allowance for doubtful accounts (deducted from accounts receivable)	$1,612	$1,608	$—	$(484)	$2,736

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	24,387	14,090	—	(18,834)	19,643

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	21,636	(276)	—	15	21,375

Fiscal Year Ended March 31, 2025:
Allowance for doubtful accounts (deducted from accounts receivable)	$2,736	$288	$—	$(773)	$2,251

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	19,643	1,938	—	(3,908)	17,673

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	21,375	415	—	(745)	21,045

(1)     Includes direct write-offs of assets and currency remeasurement.

EXHIBIT INDEX

3.1
Amended and Restated Articles of Incorporation, effective August 9, 2011 (incorporated herein by reference to the Registrant’s Current Report on Form 8-K Registration Statement dated August 9, 2011, File No. 001-00652).

3.2
Amended and Restated Bylaws, effective as of April 17, 2025 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2024. File No. 001-00652).

4.1
Description of Registrant’s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021, File No. 001-00652).

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

10.2†	Universal Leaf Tobacco Company, Incorporated Deferred Income Plan (incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated February 8, 1991, File No. 001-00652).

10.3†	Universal Leaf Tobacco Company, Incorporated Benefit Replacement Plan (incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated February 8, 1991, File No. 001-00652).

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

10.8†
Revised Form of Universal Corporation Non-Employee Director Restricted Stock Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated June 9, 2010, File No. 001-00652).

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

10.12†	Form of Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant’s Current Report on Form 8-K, dated November 10, 2008, File No. 001-00652).

10.13†
Universal Corporation 2007 Amended and Restated Stock Incentive Plan effective August 7, 2012 (incorporated herein by reference to Exhibit A to the Registrant’s definitive proxy statement filed June 28, 2012, File No. 001-00652).

10.14†
Amended and Restated Universal Corporation Executive Officer Annual Incentive Plan (incorporated herein by reference to Exhibit A to the Registrant's definitive proxy statement filed July 24, 2019, File No. 001-00652).

10.15†	Universal Corporation 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Registrant's definitive proxy statement filed June 26, 2017 (File No. 001-00652).

10.16†	Universal Corporation 2023 Stock Incentive Plan (incorporated herein by reference to the Registrant's definitive proxy statement filed June 23, 2023 (File No. 001-00652).

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

10.26	Consulting Agreement with George C. Freeman, III (incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, File No. 001-00652).

10.27†	Form of Universal Corporation Non-employee Director Restricted Stock Units Award Agreement.*

10.28†	Form of Universal Corporation Performance Stock Units Award Agreement.*

10.29†	Form of Restricted Stock Units Award Agreement.*

10.30†	Restricted Stock Units Award Agreement, dated May 30, 2025, between Universal Corporation and Airton L. Hentschke.*

19.1	Universal Corporation Insider Trading Policy and Procedures (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2024, File No. 001-00652).

21	Subsidiaries of the Registrant.*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

97.1	Universal Corporation Dodd-Frank Clawback Policy (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2024, File No. 001-00652).

101	Interactive Data Files (submitted electronically herewith)*

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
May 30, 2025
	By:	/s/ PRESTON D. WIGNER
Preston D. Wigner Chairman, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PRESTON D. WIGNER	Chairman, President, Chief Executive Officer, and Director	May 30, 2025
Preston D. Wigner	(Principal Executive Officer)

/s/ JOHAN C. KRONER	Senior Vice President and Chief Financial Officer	May 30, 2025
Johan C. Kroner	(Principal Financial Officer)

/s/ SCOTT J. BLEICHER	Vice President and Controller	May 30, 2025
Scott J. Bleicher	(Principal Accounting Officer)

/s/ DIANA F. CANTOR	Director	May 30, 2025
Diana F. Cantor

/s/ LENNART R. FREEMAN	Director	May 30, 2025
Lennart R. Freeman

/s/ THOMAS H. JOHNSON	Director	May 30, 2025
Thomas H. Johnson

/s/ MICHAEL T. LAWTON	Director	May 30, 2025
Michael T. Lawton

/s/ ARTHUR J. SCHICK, JR.	Director	May 30, 2025
Arthur J. Schick, Jr.

/s/ ROBERT C. SLEDD	Director	May 30, 2025
Robert C. Sledd

/s/ THOMAS H. TULLIDGE, JR.	Director	May 30, 2025
Thomas H. Tullidge, Jr.

/s/ JACQUELINE T. WILLIAMS	Director	May 30, 2025
Jacqueline T. Williams