Form 10-Q
period 2025-06-30
UNIVERSAL CORP /VA/
filed 2025-08-06
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2025, the total number of shares of common stock outstanding was 24,886,204.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended June 30,
	2025	2024
	(Unaudited)
Sales and other operating revenues	$593,762	$597,050
Costs and expenses
Cost of goods sold	479,635	501,129
Selling, general and administrative expenses	79,192	78,696
Restructuring and impairment costs	1,122	—
Operating income	33,813	17,225
Equity in pretax earnings (loss) of unconsolidated affiliates	2,435	140
Other non-operating income (expense)	586	464
Interest income	647	808
Interest expense	17,777	20,734
Income (loss) before income taxes and other items	19,704	(2,097)
Income taxes	5,337	727
Net income (loss)	14,367	(2,824)
Less: net loss (income) attributable to noncontrolling interests in subsidiaries	(5,870)	2,954
Net income (loss) attributable to Universal Corporation	$8,497	$130

Earnings per share:
Basic	$0.34	$0.01
Diluted	$0.34	$0.01

Weighted average common shares outstanding:
Basic	24,999,570	24,876,220
Diluted	25,131,857	25,066,106

Total comprehensive income (loss), net of income taxes	$23,102	$(8,350)
Less: comprehensive (income) loss attributable to noncontrolling interests	(5,893)	3,344
Comprehensive income (loss) attributable to Universal Corporation	$17,209	$(5,006)

Dividends declared per common share	$0.82	$0.81

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2025	2024	2025
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$178,435	$101,700	$260,115
Accounts receivable, net	424,157	435,941	625,876
Advances to suppliers, net	79,154	100,451	169,385
Accounts receivable—unconsolidated affiliates	127,701	60,991	7,143
Inventories—at lower of cost or net realizable value:
Tobacco	1,219,769	1,202,341	806,332
Other	205,036	187,743	189,610
Prepaid income taxes	22,715	23,576	19,595
Other current assets	89,360	85,712	78,041
Total current assets	2,346,327	2,198,455	2,156,097

Property, plant and equipment
Land	26,266	25,926	26,113
Buildings	337,290	326,988	333,398
Machinery and equipment	739,899	702,153	723,935
	1,103,455	1,055,067	1,083,446
Less accumulated depreciation	(728,180)	(680,011)	(710,472)
	375,275	375,056	372,974
Other assets
Operating lease right-of-use assets	38,428	30,582	34,260
Goodwill, net	213,864	213,810	213,840
Other intangibles, net	55,237	66,074	57,836
Investments in unconsolidated affiliates	87,988	75,531	79,317
Deferred income taxes	20,461	18,287	16,539
Pension asset	13,006	12,075	12,819
Other noncurrent assets	38,721	43,098	45,870
	467,705	459,457	460,481

Total assets	$3,189,307	$3,032,968	$2,989,552

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	June 30,	June 30,	March 31,
	2025	2024	2025
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$621,275	$581,087	$455,039
Accounts payable	119,803	79,747	98,036
Accounts payable—unconsolidated affiliates	76	—	1,999
Customer advances and deposits	4,557	15,660	3,763
Accrued compensation	22,577	20,903	44,646
Income taxes payable	15,528	10,766	12,586
Current portion of operating lease liabilities	11,233	9,588	10,742
Accrued expenses and other current liabilities	147,639	128,305	123,350
Current portion of long-term debt	—	—	—
Total current liabilities	942,688	846,056	750,161

Long-term debt	618,057	617,502	617,918
Pensions and other postretirement benefits	36,307	43,386	35,336
Long-term operating lease liabilities	24,945	17,457	20,608
Other long-term liabilities	26,032	27,167	22,901
Deferred income taxes	41,689	37,901	42,090
Total liabilities	1,689,718	1,589,469	1,489,014

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,807,613 shares issued and outstanding at June 30, 2025 (24,675,988 at June 30, 2024 and 24,715,625 at March 31, 2025)	355,498	347,152	351,626
Retained earnings	1,174,758	1,153,026	1,186,981
Accumulated other comprehensive loss	(71,339)	(86,721)	(80,051)
Total Universal Corporation shareholders' equity	1,458,917	1,413,457	1,458,556
Noncontrolling interests in subsidiaries	40,672	30,042	41,982
Total shareholders' equity	1,499,589	1,443,499	1,500,538

Total liabilities and shareholders' equity	$3,189,307	$3,032,968	$2,989,552

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Three Months Ended June 30,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,367	$(2,824)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	13,582	14,564
Net provision for losses (recoveries) on advances to suppliers	52	(751)
Inventory writedowns	1,469	4,371
Stock-based compensation expense	7,575	4,641
Foreign currency remeasurement (gain) loss, net	(2,362)	7,171
Foreign currency exchange contracts	(6,162)	(1,340)
Deferred income taxes	(3,259)	(3,983)
Equity in net loss (income) of unconsolidated affiliates, net of dividends	(1,943)	(154)
Restructuring and impairment costs	1,122	—
Restructuring payments	(2,669)	(253)
Other, net	(43)	644
Changes in operating assets and liabilities, net:
Accounts and notes receivable	169,177	78,524
Inventories	(419,123)	(135,456)
Other assets	627	8,510
Accounts payable	16,678	(28,706)
Accrued expenses and other current liabilities	5,879	(5,423)
Income taxes	(548)	(889)
Customer advances and deposits	478	(1,090)
Net cash used by operating activities	(205,103)	(62,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(12,053)	(22,749)
Proceeds from sale of property, plant and equipment	143	867
Net cash used by investing activities	(11,910)	(21,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	165,861	162,140
Dividends paid to noncontrolling interests	(7,203)	(8,330)
Dividends paid on common stock	(20,020)	(19,659)
Other	(4,016)	(3,397)
Net cash provided by financing activities	134,622	130,754

Effect of exchange rate changes on cash, restricted cash and cash equivalents	711	(321)
Net increase (decrease) in cash, restricted cash and cash equivalents	(81,680)	46,107
Cash, restricted cash and cash equivalents at beginning of year	260,115	55,593

Cash, restricted cash and cash equivalents at end of period	$178,435	$101,700

See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION
Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is a global business-to-business agri-products supplier to consumer product manufacturers. The Company is the leading global leaf tobacco supplier and provides high-quality plant-based ingredients to food and beverage end markets. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025.
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
Tobacco Operations
During the second quarter of fiscal year 2025, the Company began consolidating its European sheet tobacco operations into the Company's facility in the Netherlands, by initiating a wind-down of activities at its sheet facility in Germany. During the three months ended June 30, 2025, the Company recognized an additional $1.0 million of impairment costs. Additionally, during the three months ended June 30, 2025, the Company also incurred $0.1 million of termination and impairment costs in other areas of the Tobacco Operations segment.
A summary of the restructuring and impairment costs recorded for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
(in thousands)	2025	2024

Restructuring costs:
Employee termination benefits	$122	$—
Other	—	—
Total restructuring costs	122	—
Impairment costs:
Property, plant and equipment	1,000	—
Total impairment costs	1,000	—
Total restructuring and impairment costs	$1,122	$—
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

Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended June 30,
(in thousands of dollars)	2025	2024

Tobacco sales	$457,873	$488,231
Ingredient sales	84,943	80,694
Processing revenue	30,768	14,669
Other sales and revenue from contracts with customers	19,057	12,809
Total revenue from contracts with customers	592,641	596,403
Other operating sales and revenues	1,121	647
Consolidated sales and other operating revenues	$593,762	$597,050
Other operating sales and revenue consists principally of interest on advances to tobacco suppliers and dividend income from unconsolidated affiliates.
NOTE 4. OTHER CONTINGENT LIABILITIES AND OTHER MATTERS
Other Contingent Liabilities
Other Contingent Liabilities (Letters of credit)
The Company had other contingent liabilities totaling approximately $1 million at June 30, 2025, primarily related to outstanding letters of credit.
Value-Added Tax Assessments in Brazil
The Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) in connection with their operations, which generate tax credits that they normally are entitled to recover through offset, refund, or sale to third parties. In Brazil, VAT is assessed at the state level when green tobacco is transferred between states. The Company’s Brazilian operating subsidiary pays VAT when tobaccos grown outside the state of Rio Grande do Sul are transferred to the factory for processing. The subsidiary received assessments for additional VAT plus interest and penalties from tax authorities for the state of Parana based on audits of the subsidiary’s VAT filings for specified periods. Management of the subsidiary and outside counsel challenged the Parana assessment claims. In July 2025, a final and indisputable favorable ruling was issued by the Brazilian National Treasury Attorney's office declaring the Parana assessment without merit, requiring the state to withdraw and cancel all claims made against the Company's Brazilian operating subsidiary.
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
Advances to Suppliers
In many sourcing regions where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several regions, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $98 million at June 30, 2025, $120 million at June 30, 2024, and $189 million at March 31, 2025. The related valuation allowances totaled $18 million at June 30, 2025 and March 31, 2025 and $19 million at June 30, 2024, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions of $0.1 million in the three-month period ended June 30, 2025 and decreased by net recoveries of

$0.8 million in the three-month period ended June 30, 2024. These net recoveries and provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.
Recoverable Value-Added Tax Credits
In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of VAT on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At June 30, 2025, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $78 million ($68 million at June 30, 2024 and $64 million at March 31, 2025). The related valuation allowances totaled approximately $21 million at June 30, 2025 and 2024, and March 31, 2025. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.
Stock Repurchase Program
A stock repurchase program, which was authorized by the Company's Board of Directors, became effective and was publicly announced on November 7, 2024. This stock repurchase program authorized the purchase of up to $100 million in common stock in open market or privately negotiated transactions at prices not exceeding prevailing market rates through November 15, 2026, subject to market conditions and other factors. The program had $100 million of remaining capacity for repurchases of common stock at June 30, 2025.

NOTE 5.   EARNINGS PER SHARE
    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
(in thousands, except share and per share data)	2025	2024

Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$8,497	$130

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	24,999,570	24,876,220

Basic earnings (loss) per share	$0.34	$0.01

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$8,497	$130

Denominator for diluted earnings (loss) per share:
Weighted average shares outstanding	24,999,570	24,876,220
Effect of dilutive securities
Employee and outside director share-based awards	132,287	189,886
Denominator for diluted earnings (loss) per share	25,131,857	25,066,106

Diluted earnings (loss) per share	$0.34	$0.01
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
Numerous countries in which Company operates have enacted or are in the process of enacting legislation to adopt a global minimum effective tax rate described in the Global Anti-Base Erosion framework rules, or Pillar Two, issued by the Organization for Economic Co-operation and Development (“OECD”). The Pillar Two legislation includes establishing a 15% global minimum tax rate on a country-by-country. The Company performed an assessment of the potential impact on income taxes from enactment of the Pillar Two legislation.
On July 4, 2025, the One, Big, Beautiful Bill Act (“OBBBA”), (Public Law 119-21), was signed into law. The Company is still evaluating the potential impacts of the OBBBA; however, the Company does not anticipate it will have a material impact on the Company’s financial statements.
Three months ended June 30, 2025
The Company's consolidated effective income tax rate for the three months ended June 30, 2025 was 27.1%.
Three months ended June 30, 2024
    The Company's consolidated effective income tax rate for the three months ended June 30, 2024 was 34.7% on a loss before income taxes and other items.

NOTE 7.   GOODWILL AND OTHER INTANGIBLES
The Company's changes in goodwill at June 30, 2025 and 2024 consisted of the following:

(in thousands of dollars)	Three Months Ended June 30,
	2025	2024
Balance at beginning of fiscal year	$213,840	$213,869
Foreign currency translation adjustment	24	(59)
Balance at end of period	$213,864	$213,810
The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at June 30, 2025 and 2024 and at March 31, 2025:

(in thousands, except useful life)				June 30, 2025
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(35,087)	$51,413
Trade names		5		11,100	(10,710)	390
Developed technology		13		9,300	(6,098)	3,202
Noncompetition agreements		4		4,000	(3,813)	187
Other		5		866	(821)	45
Total intangible assets				$111,766	$(56,529)	$55,237

				June 30, 2024
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(27,357)	$59,143
Trade names		5		11,100	(8,820)	2,280
Developed technology		13		9,300	(5,752)	3,548
Noncompetition agreements	4	—	5	4,000	(2,962)	1,038
Other		5		785	(720)	65
Total intangible assets				$111,685	$(45,611)	$66,074

				March 31, 2025
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(33,155)	$53,345
Trade names		5		11,100	(10,320)	780
Developed technology		13		9,300	(6,012)	3,288
Noncompetition agreements	4	—	5	4,000	(3,625)	375
Other		5		802	(754)	48
Total intangible assets				$111,702	$(53,866)	$57,836
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life, as noted above.
The Company's amortization expense for intangible assets for the three months ended June 30, 2025 and 2024 was:

(in thousands of dollars)	Three Months Ended June 30,
	2025	2024
Amortization Expense	$2,663	$2,812

Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated statements of income. The amortization expense for other intangible assets is recorded in selling, general, and administrative expenses in the consolidated statements of income.
As of June 30, 2025, the expected future amortization expense for intangible assets was as follows:

Fiscal Year (in thousands of dollars)
2026 (excluding the three months ended June 30, 2025)	$6,652
2027	8,105
2028	8,077
2029	7,494
2030 and thereafter	24,909
Total expected future amortization expense	$55,237
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
Cash Flow Hedging Strategy for Interest Rate Risk
In December 2022, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2022. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At June 30, 2025, the total notional amount of the interest rate swaps was $310 million, which corresponded to a portion of the aggregate outstanding balance of the term loans.
    Previously, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges for two non-amortizing bank loans that were repaid concurrent with the entry into the Company's bank credit facility in December 2022. Those swap agreements, which had an aggregate notional amount of $370 million corresponding to a portion of the principal balance on the repaid loans, were terminated concurrent with the inception of the new swap agreements. The fair value of the previous swap agreements, approximately $11.8 million, was received from the counterparties upon termination and is being amortized from accumulated other comprehensive loss into earnings as a reduction of interest expense through the original maturity dates of those agreements. As of June 30, 2025, $1.4 million remained in accumulated other comprehensive loss to be amortized through December 31, 2025.
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

The aggregate U.S. dollar notional amounts of forward and option contracts entered into for these purposes during the three-month periods in fiscal years 2026 and 2025 was as follows:

	Three Months Ended June 30,
(in millions of dollars)	2025	2024

Tobacco purchases	$42.2	$97.0
Processing costs	8.3	15.2
Total	$50.5	$112.2
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
The table below presents the expected timing of when the remaining accumulated other comprehensive gains and losses as of June 30, 2025 for cash flows hedges of tobacco purchases and crop input sales are expected to be recognized in earnings.

Hedging Program	Crop Year	Geographic Location(s)	Fiscal Year Earnings
Tobacco purchases	2026	Brazil	2027
Tobacco purchases	2025	Brazil	2026
Crop input sales	2026	Brazil	2027
Crop input sales	2025	Brazil	2026
Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.
Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at June 30, 2025 and 2024, and March 31, 2025, were approximately $29.1 million, $75.4 million, and $17.7 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.

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

	Three Months Ended June 30,
(in thousands of dollars)	2025	2024

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(1,693)	$2,623
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$692	$1,475
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$688	$689
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$952	$(5,237)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(212)	$592
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco in Brazil

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$830	$1,763
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.

For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases and the crop input sales in Brazil, a net hedge loss of approximately $4.9 million remained in accumulated other comprehensive loss at June 30, 2025. That balance reflects gains and losses on contracts related to the 2026 and 2025 Brazil crop, and the 2026 and 2025 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through June 30, 2025. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.
Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at June 30, 2025 and 2024, and March 31, 2025:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		June 30, 2025	June 30, 2024	March 31, 2025		June 30, 2025	June 30, 2024	March 31, 2025

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$7,854	$1,783	Other long-term liabilities	$602	$—	$—

Foreign currency exchange contracts	Other current assets	1,840	861	11	Accounts payable and accrued expenses	1,297	6,341	5,228
Total		$1,840	$8,715	$1,794		$1,899	$6,341	$5,228

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$947	$2,268	$291	Accounts payable and accrued expenses	$634	$1,027	$1,440
Total		$947	$2,268	$291		$634	$1,027	$1,440
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
Recurring Fair Value Measurements
At June 30, 2025 and 2024, and at March 31, 2025, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	June 30, 2025
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$149	$—	$—	$—	$149
Trading securities associated with deferred compensation plans	—	12,078	—	—	12,078
Foreign currency exchange contracts	—	—	2,787	—	2,787
Total financial assets measured and reported at fair value	$149	$12,078	$2,787	$—	$15,014

Liabilities
Interest rate swap agreements	$—	$—	$602	$—	$602
Foreign currency exchange contracts	—	—	1,931	—	1,931
Total financial liabilities measured and reported at fair value	$—	$—	$2,533	$—	$2,533

	June 30, 2024
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$148	$—	$—	$—	$148
Trading securities associated with deferred compensation plans	—	12,111	—	—	12,111
Interest rate swap agreements	—	—	7,854	—	7,854
Foreign currency exchange contracts	—	—	3,129	—	3,129
Total financial assets measured and reported at fair value	$148	$12,111	$10,983	$—	$23,242

Liabilities
Foreign currency exchange contracts	$—	$—	$7,368	$—	$7,368
Total financial liabilities measured and reported at fair value	$—	$—	$7,368	$—	$7,368

	March 31, 2025
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$149	$—	$—	$—	$149
Trading securities associated with deferred compensation plans	—	11,313	—	—	11,313
Interest rate swap agreements	—	—	1,783	—	1,783
Foreign currency exchange contracts	—	—	302	—	302
Total financial assets measured and reported at fair value	$149	$11,313	$2,085	$—	$13,547

Liabilities
Foreign currency exchange contracts	$—	$—	$6,668	$—	$6,668
Total financial liabilities measured and reported at fair value	$—	$—	$6,668	$—	$6,668
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
Long-term Debt
The following table summarizes the fair and carrying value of the Company’s long-term debt, and if applicable any current portion, at each of the balance sheet dates June 30, 2025, and 2024 and March 31, 2025:

(in millions of dollars)	June 30, 2025	June 30, 2024	March 31, 2025
Fair market value of long term obligations	$618	$619	$616
Carrying value of long term obligations	$620	$620	$620
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
Consolidation of tobacco sheet operations
As discussed in Note 2, the Company initiated a plan to consolidate the European Sheet tobacco operations into the Company's facility in the Netherlands. The Company is in the process of winding down its operations in Germany, resulting in an impairment charge of $4.9 million for the long-lived assets in fiscal year 2025, to reduce their carrying value to fair value. The long-lived assets primarily consist of a processing facility, machinery and equipment, and administrative offices. After reassessing the fair value of the long-lived assets associated with the operations in Germany, an additional $1.0 million impairment charge was recognized during three-month period ended June 30, 2025
NOTE 10.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
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
The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands of dollars)	2025	2024	2025	2024

Service cost	$1,252	$1,322	$17	$24
Interest cost	2,267	2,872	262	271
Expected return on plan assets	(3,027)	(3,607)	(11)	(14)
Net amortization and deferral	83	174	(160)	(160)
Net periodic benefit cost	$575	$761	$108	$121
During the three months ended June 30, 2025, the Company made contributions of approximately $0.6 million to its pension plans. Additional contributions of $10.7 million are expected during the remaining nine months of fiscal year 2026.
NOTE 11.   STOCK-BASED COMPENSATION
The Company's shareholders approved the Universal Corporation 2023 Stock Incentive Plan (“Plan”) under which officers, directors, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”), stock appreciation rights, incentive stock options, and non-qualified stock options. With the exception of new hires and promotions, the Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly-scheduled meeting of the Compensation Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior fiscal year. The Compensation Committee administers the Plan consistently, following previously defined guidelines. In recent years, the Compensation Committee has awarded only grants of RSUs and PSUs. Awards of restricted stock, RSUs, and PSUs are currently outstanding.
RSUs awarded to officers and employees generally vest 3 years after the grant date. After vesting RSUs are paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same date as the original RSU grant. The PSUs vest at the end of a performance period of 3 years that begins with the year of the grant, are paid out in shares of common stock shortly after the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSU grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. The Company’s outside directors receive RSUs following the annual meeting of shareholders. RSUs awarded to outside directors vest 1 year after the grant date. Restricted shares vest upon the individual’s retirement from service as a director.

During the three-month periods ended June 30, 2025 and 2024, the Company issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Three Months Ended June 30,
	2025	2024

RSUs:
Number granted	83,795	74,950
Grant date fair value	$65.39	$47.30

PSUs:
Number granted	50,295	62,085
Grant date fair value	$56.05	$38.23
Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. The Company accounts for forfeitures of stock-based awards as they occur. For the three-month periods ended June 30, 2025 and 2024, the Company recorded total stock-based compensation expense of approximately $7.6 million and $4.6 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $2.2 million during the remaining nine months of fiscal year 2026.
NOTE 12. OPERATING SEGMENTS
Management regularly evaluates the Company’s global business activities, including product and service offerings to its customers, as well as senior management’s operational and financial responsibilities. Assessments include an analysis of how its Chief Operating Decision Maker (“CODM”) measures business performance and allocates resources. As a result of this analysis, senior management has determined the Company conducts operations across two reportable operating segments, Tobacco Operations and Ingredients Operations.
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
Reportable segment data as of, or for, each period presented in the consolidated statements of income and comprehensive income, the consolidated balance sheets, and the consolidated statements of cash flows is as follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Tobacco Operations	Ingredients Operations	Consolidated	Tobacco Operations	Ingredients Operations	Consolidated
Sales and other operating revenues	$504,696	$89,066	$593,762	$511,955	$85,095	$597,050
Cost of goods sold	(407,867)	(71,768)	(479,635)	(434,765)	(66,364)	(501,129)
Selling, general and administrative expenses	(44,754)	(12,037)	(56,791)	(46,548)	(12,779)	(59,327)
Corporate overhead allocated to the segments	(18,840)	(3,561)	(22,401)	(16,328)	(3,041)	(19,369)
Equity in pretax earnings (loss) of unconsolidated affiliates(1)	2,435	—	2,435	140	—	140
Segment operating income	35,670	1,700	37,370	14,454	2,911	17,365
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates(1)			(2,435)			(140)
Restructuring and impairment costs (2)			(1,122)			—
Consolidated operating income			$33,813			$17,225
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

	Segment Assets			Accounts Receivable, net
	June 30, 2025	June 30, 2024	March 31, 2025	June 30, 2025	June 30, 2024	March 31, 2025
Tobacco Operations	$2,652,407	$2,523,296	$2,436,416	$366,317	$376,578	$566,755
Ingredients Operations	536,900	509,672	553,136	57,840	59,363	59,121
Consolidated total	$3,189,307	$3,032,968	$2,989,552	$424,157	$435,941	$625,876

	Goodwill, net			Intangibles, net
	June 30, 2025	June 30, 2024	March 31, 2025	June 30, 2025	June 30, 2024	March 31, 2025
Tobacco Operations	$97,796	$97,742	$97,772	$45	$65	$47
Ingredients Operations	116,068	116,068	116,068	55,192	66,009	57,789
Consolidated total	$213,864	$213,810	$213,840	$55,237	$66,074	$57,836

			Capital Expenditures		Depreciation and Amortization
			Three Months Ended June 30,		Three Months Ended June 30,
			2025	2024	2025	2024
Tobacco Operations			$7,402	$9,135	$8,216	$9,881
Ingredients Operations			4,651	13,614	5,366	4,683
Consolidated total			$12,053	$22,749	$13,582	$14,564

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in thousands of dollars)	2025	2024
Foreign currency translation:
Balance at beginning of year	$(42,639)	$(44,815)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	8,503	(782)
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	(23)	390
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	8,480	(392)
Balance at end of period	$(34,159)	$(45,207)

Foreign currency hedge:
Balance at beginning of year	$(4,914)	$(616)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(659) and $1,209)	3,381	(4,518)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $54 and $137) (1)	(524)	(339)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	2,857	(4,857)
Balance at end of period	$(2,057)	$(5,473)

Interest rate hedge:
Balance at beginning of year	$2,834	$8,488
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $446 and $(691))	(1,247)	1,932
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $363 and $570) (2)	(1,017)	(1,593)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(2,264)	339
Balance at end of period	$570	$8,827

Pension and other postretirement benefit plans:
Balance at beginning of year	$(35,332)	$(44,642)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $38 and $(12))(3)	(361)	(226)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(361)	(226)
Balance at end of period	$(35,693)	$(44,868)

Total accumulated other comprehensive loss at end of period	$(71,339)	$(86,721)
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

NOTE 14. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES
A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of three-month period	$1,458,556	$41,982	$1,500,538	$1,437,207	$41,716	$1,478,923
Changes in common stock
Accrual of stock-based compensation	7,575	—	7,575	4,641	—	4,641
Withholding of shares from stock-based compensation for grantee income taxes	(4,017)	—	(4,017)	(3,397)	—	(3,397)
Dividend equivalents on RSUs	314	—	314	312	—	312

Changes in retained earnings
Net income (loss)	8,497	5,870	14,367	130	(2,954)	(2,824)
Cash dividends declared
Common stock	(20,406)	—	(20,406)	(19,988)	—	(19,988)
Dividend equivalents on RSUs	(314)	—	(314)	(312)	—	(312)

Other comprehensive income (loss)	8,712	23	8,735	(5,136)	(390)	(5,526)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(7,203)	(7,203)	—	(8,330)	(8,330)
Balance at end of period	$1,458,917	$40,672	$1,499,589	$1,413,457	$30,042	$1,443,499

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, the terms “we,” “our,” “us” or “Universal” or the “Company” refer to Universal Corporation together with its subsidiaries. This Quarterly Report on Form 10-Q ("Form 10-Q") and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission (the "SEC") and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: product purchased not meeting quality and quantity requirements; reliance on a few large customers; anticipated levels of demand for and supply of our products and services; tobacco growing conditions and customer requirements; major shifts in customer requirements for leaf tobacco; higher inflation rates, tariffs and other pressures on costs; weather and other conditions; exposure to certain legal, regulatory and financial risks related to climate change; industry-specific risks related to our plant-based ingredients businesses; disruption of our supply chain for our plant-based ingredients; success in pursuing strategic investments or acquisitions and integration of new businesses and the impact of these new businesses on future results; our ability to maintain effective information technology systems and safeguard confidential information; our inability to attract, develop, retain, motivate, and maintain good relationships with our workforce; our dependence on a seasonal workforce; epidemics, pandemics or similar widespread public health concerns; government efforts to regulate the production and consumption of tobacco products; government actions on the sourcing of leaf tobacco; economic and political conditions in the countries in which we and our customers operate, including the ongoing impacts from international conflicts; sustainability considerations from governments and other stakeholders; changes in tax laws in the countries where we do business; material weaknesses in our internal control over financial reporting; our inability to use a Form S-3 registration statement; failure of our customers or suppliers to repay extensions of credit; changes in exchange rates; changes in interest rates; and low investment performance by our defined benefit pension plan assets and changes in pension plan valuation assumptions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report, except as required by law. This Form 10-Q should be read in conjunction with our 2025 Form 10-K.

Amounts described as net income (loss) and earnings (loss) per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries. Any references to adjusted operating income (loss), adjusted net income (loss) attributable to Universal Corporation, adjusted diluted earnings (loss) per share, and the total for segment operating income (loss) are references to non-GAAP financial measures. These measures are not financial measures calculated in accordance with generally accepted accounting principles ("GAAP") and should not be considered as substitutes for operating income (loss), net income (loss) attributable to Universal Corporation, diluted earnings (loss) per share, cash from operating activities or any other operating or financial performance measure calculated in accordance with GAAP, and may not be comparable to similarly-titled measures reported by other companies. Reconciliations of adjusted operating income (loss) to consolidated operating (income), adjusted net income (loss) attributable to Universal Corporation to consolidated net income (loss) attributable to Universal Corporation and adjusted diluted earnings (loss) per share to diluted earnings (loss) per share are provided in Other Items below to the extent these non-GAAP financial measures are referenced. In addition, we have provided a reconciliation of the total for segment operating income (loss) to consolidated operating income (loss) in Note 12. "Operating Segments" to the consolidated financial statements. Management evaluates the consolidated Company and segment performance excluding certain significant charges or credits. We believe these non-GAAP financial measures, which exclude items that we believe are not indicative of our core operating results, can provide investors with important information that is useful in understanding our business results and trends. References to net debt, net capitalization, and net debt to net capitalization ratio are also references to non-GAAP financial measures. These measures are not financial measures calculated in accordance with GAAP and should not be considered substitutes for total debt, total capitalization, total debt to total capitalization ratio, or any other operating or financial performance measures calculated in accordance with GAAP, and may not be comparable to similarly-titled measures reported by other companies. Reconciliations of net debt to total debt and net capitalization to total capitalization are provided in Other Items below. We believe these non-GAAP measures are meaningful indicators of liquidity and financial position.

Results of Operations
Overview
Universal Corporation is off to a good start for fiscal year 2026. During our seasonally smaller first fiscal quarter ended June 30, 2025, consolidated revenues decreased slightly, by $3.3 million, and operating income increased by $16.6 million, compared to the same period in fiscal year 2025. Improved operating income for our Tobacco Operations segment, up 147%, or $21.2 million, was driven by a favorable product mix, despite lower carryover crop sales. The reduction in carryover crop sales in the quarter ended June 30, 2025, resulted from significant shipment volumes completed earlier in fiscal year 2025. Current flue-cured and burley tobacco crop sizes have increased significantly, and we are seeing more typical buying patterns with green tobacco purchases largely completed in Brazil and Africa. Customer demand remains firm, following several years of short tobacco supply, and our uncommitted tobacco inventory levels were low, at about 11%, as of June 30, 2025.
Revenues for our Ingredients Operations segment were up 5%, or $4.0 million, on increased sales volumes in the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024. Segment results for the quarter ended June 30, 2025, were impacted by a less favorable product mix, some curtailed demand due to tariff uncertainty, and higher fixed costs as we work to fill our recently expanded production facility. We are continuing to see interest in our new value-added products and capabilities. Supported by a foundational customer for our expanded Universal Ingredients facility, we are diligently working on converting customer interest from existing and new customers into increased volumes for that facility. Our focus for a successful fiscal year 2026 is growing Universal Ingredients organically, while also maximizing and optimizing our tobacco business and strengthening our organization.

FINANCIAL HIGHLIGHTS
	Three Months Ended June 30,
(in millions of dollars, except per share data)	2025	2024

Consolidated Results
Sales and other operating revenue	$593.8	$597.1
Cost of goods sold	$479.6	$501.1
Gross profit margin percentage	19.2%	16.1%
Selling, general and administrative expenses	$79.2	$78.7
Restructuring and impairment costs	$1.1	$—
Operating income	$33.8	$17.2
Adjusted operating income (non-GAAP)*	$34.9	$17.2
Net income attributable to Universal Corporation	$8.5	$0.1
Adjusted net income attributable to Universal Corporation (non-GAAP)*	$9.6	$0.1
Diluted earnings (loss) per share	$0.34	$0.01
Adjusted diluted earnings (loss) per share (non-GAAP)*	$0.38	$0.01
Segment Results
Tobacco operations sales and other operating revenues	$504.7	$512.0
Tobacco operations operating income	$35.7	$14.5
Ingredients operations sales and other operating revenues	$89.1	$85.1
Ingredients operations operating income (loss)	$1.7	$2.9
*See Reconciliation of Certain non-GAAP Financial Measures in Other Items below.

Quarter Ended June 30, 2025, compared to Quarter Ended June 30, 2024
Consolidated Results
Revenues decreased by 1%, or $3.3 million, and operating income increased by 96%, or $16.6 million, in the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024, primarily driven by performance in our Tobacco Operations segment.

Selling, general, and administrative expenses were up by 1%, or $0.5 million, primarily due to higher compensation costs of $5.5 million and legal and professional fees of $3.7 million, which were largely offset by favorable foreign currency comparisons of $7.3 million and lower tobacco sales commissions of $2.8 million in the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024.

Adjusted operating income was up by $17.7 million, and adjusted net income attributable to Universal Corporation was up by $9.5 million, in the first quarter of fiscal year 2026, compared to the same period in the prior fiscal year, on a favorable product mix in the Tobacco Operations segment.

Tobacco Operations Segment

Revenues decreased by 1%, or $7.3 million, for the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024, primarily on an 8% decline in tobacco sales volumes, largely due to lower sales of carryover crop tobacco. Less carryover tobacco was available for sale in the first quarter of fiscal year 2026, due to significant shipment volumes earlier in fiscal year 2025. Operating income for the Tobacco Operations segment increased by 147%, or $21.2 million, for the first quarter of fiscal year 2026, compared to first quarter of fiscal year 2025, on a favorable product mix in Asia. Selling, general, and administrative expenses were lower by approximately $1.8 million for the segment mainly due to favorable foreign currency comparisons of $7.2 million, partially offset by higher compensation costs of $2.3 million and higher legal and professional fees of $2.5 million in the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024. Uncommitted tobacco inventory levels remained low at about 11% of total tobacco inventory as of June 30, 2025.

Ingredients Operations Segment

Revenues for the Ingredients Operations segment increased by 5%, or $4.0 million, for the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024, on higher sales volumes. Operating income for the segment decreased by 42%, or $1.2 million, due to a less favorable product mix, some curtailed demand due to tariff uncertainty, and higher fixed costs, including depreciation, from our recently expanded Universal Ingredients production facility.

Additional Items

Cost of goods sold decreased by 4%, or $21.5 million, in the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024, largely on lower sales volumes and product mix in the Tobacco Operations segment.

Interest expense was down by 14%, or $3.0 million, in the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024, primarily on lower interest rates.

Restructuring and impairment costs of $1.1 million in the quarter ended June 30, 2025, were primarily related to the previously announced consolidation of the Company’s European tobacco sheet operations.

The consolidated effective tax rate for the three months ended June 30, 2025, was 27.1%. The consolidated tax rate for the three months ended June 30, 2024, was 34.7%. The consolidated effective tax rate for the three months ended June 30, 2024, was higher than the consolidated tax rate for the three months ended June 30, 2025, due to limitation of deductibility of certain compensation amounts.

Sustainability

As part of its broader renewable energy strategy, Universal recently completed its annual third-party assessment and verification of Scope 1, 2, and relevant Scope 3 emissions data. This important assessment ensures alignment with established standards and provides transparency into Universal's emission reduction efforts. A demonstration of how the Company is aligning operations with global sustainability standards is the recently commissioned biomass boiler in Zimbabwe. The new boiler, once operational, will reduce coal use over time and contribute to long-term emissions reduction.

Other Items
Reconciliation of Certain Non-GAAP Financial Measures:
The following tables set forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Three Months Ended June 30,
(in thousands)	2025	2024
As Reported: Consolidated operating income	$33,813	$17,225
Restructuring and impairment costs(1)	1,122	—
As Adjusted operating income (non-GAAP)	$34,935	$17,225

Adjusted Net Income Attributable to Universal Corporation and Adjusted Diluted Earnings Per Share Reconciliation

(in thousands except for per share amounts)	Three Months Ended June 30,
	2025	2024
As Reported: Net income attributable to Universal Corporation	$8,497	$130
Restructuring and impairment costs(1)	1,122	—
Total of non-GAAP adjustments to income before income taxes	1,122	—
Non-GAAP adjustments to income taxes
Income tax benefit from restructuring and impairment costs(2)	(35)	—
Total of income tax impacts for non-GAAP adjustments to income before income taxes	(35)	—
As adjusted: Net income attributable to Universal Corporation (non-GAAP)	$9,584	$130
As reported: Diluted earnings per share	$0.34	$0.01
As adjusted: Diluted earnings per share (non-GAAP)	$0.38	$0.01

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

The following table reconciles total debt to net debt and net capitalization:

Net Debt and Net Capitalization Reconciliation
	June 30,	June 30,	March 31,
(in thousands)	2025	2024	2025
Add: Notes payable and overdrafts	$621,275	$581,087	$455,039
Add: Long-term obligations	618,057	617,502	617,918
Add: Current portion of long-term obligations	—	—	—
Total Debt	1,239,332	1,198,589	1,072,957
Add: Customer advances and deposits	4,557	15,660	3,763
Less: Cash and cash equivalents	178,435	101,700	260,115
Net Debt (non-GAAP)	$1,065,454	$1,112,549	$816,605
Add: Total Universal Corporation shareholders' equity	1,458,917	1,413,457	1,458,556
Net Capitalization (non-GAAP)	$2,524,371	$2,526,006	$2,275,161

Net Debt/Net Capitalization (non-GAAP)	42%	44%	36%
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

Our first fiscal quarter is usually a period of significant working capital investment in both Africa and South America as tobacco crops are delivered by farmers. Our working capital needs followed this pattern in the quarter ended June 30, 2025, and we funded these working capital needs using a combination of cash on hand, short-term borrowings, customer advances, and operating cash flows. In contrast, in the quarter ended June 30, 2024, certain tobacco purchases that would have typically been made in that fiscal quarter had been made earlier due to market conditions, which reduced required working capital investments in quarter ended June 30, 2024.

Operating Activities
Net cash used by our operations was $205.1 million during the quarter ended June 30, 2025. That amount was $142.7 million higher than during the same period in fiscal year 2025, primarily on lower working capital requirements in the quarter ended June 30, 2024. Tobacco inventory levels increased by $413.4 million from March 31, 2025 levels to $1.2 billion at June 30, 2025, on seasonal leaf tobacco purchases. Tobacco inventory levels at June 30, 2025, were relatively flat, up $17.4 million, compared to June 30, 2024 levels. We generally do not purchase material quantities of tobacco on a speculative basis, and we target committed inventory levels of 80% or more of total tobacco inventory. Our level of committed inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders. In addition, when we contract directly with tobacco farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. As of June 30, 2025, our uncommitted tobacco inventories were $134.7 million, or about 11% of total tobacco inventory, compared to $164.0 million, or about 20% of our tobacco inventory as of March 31, 2025, and $154.8 million, or about 13% of our tobacco inventory as of June 30, 2024.

Our balance sheet accounts reflected seasonal patterns in the quarter ended June 30, 2025, on deliveries of tobacco crops by farmers in both Africa and South America. Accounts receivable decreased by $201.7 million from March 31, 2025 levels, on tobacco crop shipments offset in part by collections on receivables. Advances to suppliers were $79.2 million at June 30, 2025, a reduction of $90.2 million from March 31, 2025, as tobacco crops were delivered in payment on some of those balances, net of new balances for upcoming tobacco crops. Accounts receivable--unconsolidated affiliates were $120.6 million higher as of June 30, 2025, compared to March 31, 2025, on tobacco crop purchases. Notes payable and overdrafts were up $166.2 million from March 31, 2025 levels, on seasonal working capital needs.

Accounts receivable--unconsolidated affiliates were $66.7 million higher as of June 30, 2025, compared to the same period in the prior fiscal year, on larger tobacco crop sizes. Accounts payable were $119.8 million at June 30, 2025, up $40.1 million, compared to June 30, 2024, largely on the timing of tobacco crop purchases. Notes payable and overdrafts and cash and cash equivalents were up $40.2 million and $76.7 million, respectively, as of June 30, 2025, compared to June 30, 2024, largely due to a lower use of cash and cash equivalents to fund working capital needs.

Investing Activities
Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities for our ingredients business; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return as well as leverage our assets and expertise or enhance our farmer base. Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the quarters ended June 30, 2025 and 2024, we invested about $12.1 million and $22.7 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $11.0 million and $11.7 million for the quarters ended June 30, 2025 and 2024, respectively. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, invest in sustainability projects, add value for our customers, and position ourselves for future growth. We currently expect to spend approximately $45 to $55 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.

Our Board of Directors approved our current share repurchase program in November 2024. The program authorizes the purchase of up to $100 million of our common stock through November 15, 2026. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended June 30, 2025, we did not purchase any shares of common stock. As of June 30, 2025, our available authorization under our current share repurchase program was $100 million.

Financing Activities
At June 30, 2025, we had $1.2 billion in total debt outstanding, an increase of $40.7 million compared to June 30, 2024. We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt decreased by $47.1 million to $1.1 billion at June 30, 2025, compared to June 30, 2024. Net debt as a percentage of net capitalization was 42% at June 30, 2025, down from 44% at June 30, 2024, and up from 36% at March 31, 2025.
As of June 30, 2025, we had $178.4 million in cash and cash equivalents, $355 million available under our committed revolving credit facility that will mature in December 2027, and we, together with our consolidated affiliates, had approximately $86 million in available, uncommitted credit lines. The financial covenants under our committed revolving credit facility require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. Based on our June 30, 2025 financial statement, we were in compliance with all financial covenants of our debt agreements as of June 30, 2025. We have no long-term debt maturing until fiscal year 2028.

Our seasonal working capital requirements for our tobacco business typically increase significantly between March and September and decline after mid-fiscal year. Available capital resources from our cash balances, committed revolving credit facility, and uncommitted credit lines are expected to exceed our normal working capital needs and currently anticipated capital expenditure requirements over the next twelve months and beyond.

Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At June 30, 2025, the fair value of our outstanding interest rate swap agreements was a liability of about $0.6 million, and the notional amount swapped was $310 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on a portion of our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecasted purchases of tobacco, related processing costs, and crop input sales, as well as our net monetary balance sheet exposures in local currency. We generally account for our hedges of forecasted tobacco purchases as cash flow hedges. As of June 30, 2025, the fair value of our open hedges for forecasted tobacco purchases was a net asset of approximately $0.5 million. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net liability of approximately $0.3 million as of June 30, 2025.

Critical Accounting Estimates
A summary of our critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Form 10-K. Our critical accounting policies have not changed from those reported in the 2025 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company's market risk during the three months ended June 30, 2025. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the 2025 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Form 10-Q. Based on this evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that, as a result of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective.
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
As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Based on its assessment, the Company’s management concluded that the Company’s internal control over financial reporting was not effective at the reasonable assurance level as of March 31, 2025, due to the material weakness described below.
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
While the material weakness did not result in a material misstatement of the Company’s consolidated financial statements for the fiscal year ended March 31, 2025 or the quarter ended June 30, 2025, there is a reasonable possibility that these deficiencies could have resulted in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
Notwithstanding the material weakness, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s consolidated financial statements included in the Form 10-K were fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented. Therefore, no restatement of any prior period financial statements was required.
Remediation Plan
To remediate the material weakness described above, the Company is in the process of implementing the following remediation steps at the tobacco subsidiary:
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
Changes in Internal Control Over Financial Reporting
Except for the material weakness and implementation of the remediation plan described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors previously disclosed in our 2025 Form 10-K. In evaluating our risks, readers should carefully consider the risk factors discussed in our 2025 Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this Form 10-Q and in our other filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY
    The following table sets forth repurchased shares of our common stock during the three-month period ended June 30, 2025:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1-30, 2025	—	$—	—	$100,000,000
May 1-31, 2025	—	—	—	100,000,000
June 1-30, 2025	—	—	—	100,000,000
Total	—	$—	—	$100,000,000
(1)Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.
(2)Amounts listed for average price paid per share include broker commissions paid in the transactions.
(3)A stock repurchase program, which was authorized by the Company's Board of Directors, became effective and was publicly announced on November 7, 2024. This stock repurchase program authorized the purchase of up to $100 million in common stock in open market or privately negotiated transactions through November 15, 2026, subject to market conditions and other factors. The program had $100 million of remaining capacity for repurchases of common stock at June 30, 2025.
Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain provisions of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at June 30, 2025.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

 ITEM 6.   EXHIBITS

10.1†	Amended and Restated Universal Corporation Executive Officer Annual Incentive Plan.*

10.2†
Restricted Stock Units Award Agreement, dated May 30.2025, between Universal Corporation and Airton L. Hentschke (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended April 30, 2025, File No. 001-00652).

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
    __________
*Filed herewith
† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNIVERSAL CORPORATION
(Registrant)

Date:	August 6, 2025	/s/ Johan C. Kroner
Johan C. Kroner, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2025	/s/ Scott J. Bleicher
Scott J. Bleicher, Vice President and Controller
(Principal Accounting Officer)