Form 10-Q
period 2025-09-30
UNIVERSAL CORP /VA/
filed 2025-11-05
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 3, 2025, the total number of shares of common stock outstanding was 24,921,155.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$754,177	$710,762	$1,347,939	$1,307,812
Costs and expenses
Cost of goods sold	614,347	567,617	1,093,982	1,068,746
Selling, general and administrative expenses	72,181	63,836	151,373	142,532
Restructuring and impairment costs	—	10,573	1,122	10,573
Operating income	67,649	68,736	101,462	85,961
Equity in pretax earnings (loss) of unconsolidated affiliates	(2,561)	(642)	(126)	(502)
Other non-operating income (expense)	582	461	1,168	925
Interest income	778	295	1,425	1,103
Interest expense	20,438	21,273	38,215	42,007
Income (loss) before income taxes and other items	46,010	47,577	65,714	45,480
Income taxes	11,207	13,608	16,544	14,335
Net income (loss)	34,803	33,969	49,170	31,145
Less: net loss (income) attributable to noncontrolling interests in subsidiaries	(634)	(8,029)	(6,504)	(5,075)
Net income (loss) attributable to Universal Corporation	$34,169	$25,940	$42,666	$26,070

Earnings per share:
Basic	$1.36	$1.04	$1.71	$1.05
Diluted	$1.36	$1.03	$1.70	$1.04

Weighted average common shares outstanding:
Basic	25,035,110	24,946,632	25,017,765	24,911,681
Diluted	25,178,546	25,135,973	25,155,627	25,101,295

Total comprehensive income (loss), net of income taxes	$34,654	$33,531	$57,756	$25,181
Less: comprehensive (income) loss attributable to noncontrolling interests	(356)	(8,026)	(6,249)	(4,682)
Comprehensive income (loss) attributable to Universal Corporation	$34,298	$25,505	$51,507	$20,499

Dividends declared per common share	$0.82	$0.81	$1.64	$1.62

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)

	September 30,	September 30,	March 31,
	2025	2024	2025
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$88,652	$80,118	$260,115
Accounts receivable, net	445,257	537,602	625,876
Advances to suppliers, net	121,569	139,766	169,385
Accounts receivable—unconsolidated affiliates	114,071	66,646	7,143
Inventories—at lower of cost or net realizable value:
Tobacco	1,138,630	1,070,655	806,332
Other	222,505	211,476	189,610
Prepaid income taxes	23,066	20,771	19,595
Other current assets	85,928	84,884	78,041
Total current assets	2,239,678	2,211,918	2,156,097

Property, plant and equipment
Land	26,285	25,972	26,113
Buildings	335,300	330,407	333,398
Machinery and equipment	746,284	705,246	723,935
	1,107,869	1,061,625	1,083,446
Less accumulated depreciation	(735,473)	(685,883)	(710,472)
	372,396	375,742	372,974
Other assets
Operating lease right-of-use assets	37,319	32,487	34,260
Goodwill, net	213,815	213,872	213,840
Other intangibles, net	52,650	63,263	57,836
Investments in unconsolidated affiliates	84,526	78,774	79,317
Deferred income taxes	18,238	15,526	16,539
Pension asset	13,393	12,293	12,819
Other noncurrent assets	38,424	41,711	45,870
	458,365	457,926	460,481

Total assets	$3,070,439	$3,045,586	$2,989,552

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)

	September 30,	September 30,	March 31,
	2025	2024	2025
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$539,583	$579,132	$455,039
Accounts payable	99,599	87,106	98,036
Accounts payable—unconsolidated affiliates	299	174	1,999
Customer advances and deposits	2,782	6,837	3,763
Accrued compensation	30,776	29,266	44,646
Income taxes payable	14,573	7,948	12,586
Current portion of operating lease liabilities	11,809	10,325	10,742
Accrued expenses and other current liabilities	129,210	128,634	123,350
Current portion of long-term debt	—	—	—
Total current liabilities	828,631	849,422	750,161

Long-term debt	618,196	617,641	617,918
Pensions and other postretirement benefits	36,490	36,734	35,336
Long-term operating lease liabilities	23,584	19,038	20,608
Other long-term liabilities	26,228	28,425	22,901
Deferred income taxes	33,160	36,322	42,090
Total liabilities	1,566,289	1,587,582	1,489,014

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,913,747 shares issued and outstanding at September 30, 2025 (24,715,625 at September 30, 2024 and 24,715,625 at March 31, 2025)	352,909	349,064	351,626
Retained earnings	1,188,283	1,158,658	1,186,981
Accumulated other comprehensive loss	(71,210)	(87,156)	(80,051)
Total Universal Corporation shareholders' equity	1,469,982	1,420,566	1,458,556
Noncontrolling interests in subsidiaries	34,168	37,438	41,982
Total shareholders' equity	1,504,150	1,458,004	1,500,538

Total liabilities and shareholders' equity	$3,070,439	$3,045,586	$2,989,552

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Six Months Ended September 30,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$49,170	$31,145
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	27,198	29,420
Net provision for losses (recoveries) on advances to suppliers	(2,810)	(5,562)
Inventory writedowns	9,780	5,231
Stock-based compensation expense	8,481	6,583
Foreign currency remeasurement (gain) loss, net	1,195	1,334
Foreign currency exchange contracts	(2,531)	3,225
Deferred income taxes	(9,726)	153
Equity in net loss (income) of unconsolidated affiliates, net of dividends	991	404
Restructuring and impairment costs	1,122	10,573
Restructuring payments	(2,774)	(350)
Other, net	37	(217)
Changes in operating assets and liabilities, net:
Accounts and notes receivable	123,321	(63,420)
Inventories	(367,010)	(21,682)
Other assets	2,199	9,029
Accounts payable	(3,262)	(22,066)
Accrued expenses and other current liabilities	(4,426)	(19,970)
Income taxes	(1,989)	(1,238)
Customer advances and deposits	(1,324)	(10,005)
Net cash used by operating activities	(172,358)	(47,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(21,099)	(38,796)
Proceeds from sale of property, plant and equipment	881	1,412
Net cash used by investing activities	(20,218)	(37,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	82,781	161,611
Dividends paid to noncontrolling interests	(14,063)	(8,960)
Dividends paid on common stock	(40,426)	(39,646)
Other	(7,727)	(3,716)
Net cash provided by financing activities	20,565	109,289

Effect of exchange rate changes on cash, restricted cash and cash equivalents	548	33
Net increase (decrease) in cash, restricted cash and cash equivalents	(171,463)	24,525
Cash, restricted cash and cash equivalents at beginning of year	260,115	55,593

Cash, restricted cash and cash equivalents at end of period	$88,652	$80,118

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
Accounting Pronouncements to be Adopted in Future Years
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires additional disclosures reconciling the rates of different categories of income tax (i.e. federal, state, foreign, etc.) and a disaggregation of taxes paid and refunded. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and for interim periods in fiscal years beginning after December 15, 2025, although early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its income tax disclosures.
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
Tobacco Operations
During the six months ended September 30, 2024, the Company began consolidating its European sheet tobacco operations into the Company's facility in the Netherlands, by initiating a wind-down of activities at its sheet facility in Germany, incurring $10.5 million of restructuring and impairment costs. During the six months ended September 30, 2025, the Company recognized an additional $1.0 million of impairment costs related to the consolidation of the sheet tobacco operations. The Company also incurred $0.1 million of termination and impairment costs in other areas of the Tobacco Operations segment in both the six months ended September 30, 2025 and 2024.
A summary of the restructuring and impairment costs recorded for the three and six months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Restructuring costs:
Employee termination benefits	$—	$4,342	$122	$4,342
Other	—	1,372	—	1,372
Total restructuring costs	—	5,714	122	5,714
Impairment costs:
Property, plant and equipment	—	4,859	1,000	4,859
Total impairment costs	—	4,859	1,000	4,859
Total restructuring and impairment costs	$—	$10,573	$1,122	$10,573

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
Tobacco Sales
The majority of the Company’s business involves purchasing leaf tobacco from farmers in the regions where it is grown, processing and packing the tobacco in its factories, and then transferring ownership and control of the tobacco to customers. On a much smaller basis, the Company also sources processed tobacco from third-party suppliers for resale to customers. The contracts for tobacco sales with customers create a performance obligation to transfer tobacco to the customer. Transaction prices for the sale of tobacco are primarily based on negotiated fixed prices, but the Company does have a small number of cost-plus contracts with certain customers. Cost-plus arrangements provide the Company reimbursement of the cost to purchase and process the tobacco, plus a contractually agreed-upon profit margin. The Company utilizes the most likely amount methodology under the accounting guidance to recognize revenue for cost-plus arrangements with customers. Shipping and handling costs under tobacco sales contracts with customers are treated as fulfillment costs and included in the transaction price. Under agreements with certain customers, the Company will act as the importer of record, incurring various additional costs associated with the import activity, including tariffs, and applying for drawback of those costs when possible. When the agreement with the customer provides for the reimbursement of those fees, the reimbursement is included in the transaction price. Taxes assessed by government authorities on the sale of leaf tobacco products are excluded from the transaction price. At the point in time that the customer obtains control over the tobacco, which is typically aligned with physical shipment under the contractual terms with the customer, the Company completes its performance obligation and recognizes the revenue for the sale.
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

Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2025	2024	2025	2024

Tobacco sales	$622,613	$601,590	$1,080,486	$1,089,821
Ingredient sales	88,837	76,543	173,780	157,237
Processing revenue	23,964	14,080	54,732	28,749
Other sales and revenue from contracts with customers	14,014	16,155	33,071	28,964
Total revenue from contracts with customers	749,428	708,368	1,342,069	1,304,771
Other operating sales and revenues	4,749	2,394	5,870	3,041
Consolidated sales and other operating revenues	$754,177	$710,762	$1,347,939	$1,307,812
Other operating sales and revenue consists principally of interest on advances to tobacco suppliers and dividend income from unconsolidated affiliates.
NOTE 4. OTHER CONTINGENT LIABILITIES AND OTHER MATTERS
Other Contingent Liabilities
Other Contingent Liabilities (Letters of credit)
The Company had other contingent liabilities totaling approximately $1 million at September 30, 2025, primarily related to outstanding letters of credit.
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
Other Legal and Tax Matters
Various subsidiaries of the Company are involved in litigation and tax examinations incidental to their business activities. While the outcome of these matters cannot be predicted with certainty, management is vigorously defending the matters and does not currently expect that any of them will have a material adverse effect on the Company’s business, results of operations, or financial position. However, should one or more of these matters be resolved in a manner adverse to management’s current expectation, the effect on the Company’s results of operations for a particular fiscal reporting period could be material.
Advances to Suppliers
In many sourcing regions where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several regions, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $135 million at September 30, 2025, $151 million at September 30, 2024, and $189 million at March 31, 2025. The related valuation allowances totaled $13 million at September 30, 2025, $11 million at September 30, 2024, and $18 million at March 31, 2025, and were estimated based on the Company’s historical loss information and crop projections. The allowances were decreased by net recoveries of $2.8 million and $5.6 million in the six-month periods ended September 30,

2025 and 2024, respectively. These net recoveries and provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.
Recoverable Value-Added Tax Credits
In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of VAT on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At September 30, 2025, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $65 million ($63 million at September 30, 2024 and $64 million at March 31, 2025). The related valuation allowances totaled approximately $22 million at September 30, 2025 and $21 million at September 30, 2024 and March 31, 2025. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.
Stock Repurchase Program
On November 7, 2024, the Company's Board of Directors approved a stock repurchase program for the purchase of up to $100 million in common stock in open market or privately negotiated transactions at prices not exceeding prevailing market rates through November 15, 2026, subject to market conditions and other factors. The program had $100 million of remaining capacity for repurchases of common stock at September 30, 2025.
Trade Receivable Sales
During fiscal year 2026, the Company entered into an agreement to sell certain trade receivables, at its discretion, to a third-party financial institution at a discount. The transactions have no recourse and qualify as a true sale, meaning upon receipt of the settlement amount, the associated receivable is removed from the balance sheet and the discount is recognized as an expense in selling, general, and administrative expense on the consolidated statements of income. During the three months ended September 30, 2025, the Company sold $42.0 million of receivables and recorded a loss of $0.4 million.

NOTE 5.   EARNINGS PER SHARE
    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024

Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$34,169	$25,940	$42,666	$26,070

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	25,035,110	24,946,632	25,017,765	24,911,681

Basic earnings (loss) per share	$1.36	$1.04	$1.71	$1.05

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$34,169	$25,940	$42,666	$26,070

Denominator for diluted earnings (loss) per share:
Weighted average shares outstanding	25,035,110	24,946,632	25,017,765	24,911,681
Effect of dilutive securities
Employee and outside director share-based awards	143,436	189,341	137,862	189,614
Denominator for diluted earnings (loss) per share	25,178,546	25,135,973	25,155,627	25,101,295

Diluted earnings (loss) per share	$1.36	$1.03	$1.70	$1.04
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
Numerous countries in which Company operates have enacted or are in the process of enacting legislation to adopt a global minimum effective tax rate described in the Global Anti-Base Erosion framework rules, or Pillar Two, issued by the Organization for Economic Co-operation and Development (“OECD”). The Pillar Two legislation includes establishing a 15% global minimum tax rate on a country-by-country basis and was effective for the Company's fiscal year 2025. The Company performed an assessment of the potential impact on income taxes from enactment of the Pillar Two legislation. Based on the assessment, the Company does not anticipate a material impact to the consolidated financial statements from the Pillar Two legislation in fiscal year 2026.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), (Public Law 119-21), was signed into law. The Company is still evaluating the potential impacts of the OBBBA; however, the Company does not anticipate it will have a material impact on the Company’s financial statements.
Three and six months ended September 30, 2025
The Company's consolidated effective income tax rates for the three and six months ended September 30, 2025 was 24.4% and 25.2%, respectively.
Three and six months ended September 30, 2024
    The Company's consolidated effective income tax rates for the three and six months ended September 30, 2024 was 28.6% and 31.5%, respectively.

NOTE 7.   GOODWILL AND OTHER INTANGIBLES
The Company's changes in goodwill at September 30, 2025 and 2024 consisted of the following:

(in thousands of dollars)	Six Months Ended September 30,
	2025	2024
Balance at beginning of fiscal year	$213,840	$213,869
Foreign currency translation adjustment	(25)	3
Balance at end of period	$213,815	$213,872
The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at September 30, 2025 and 2024 and at March 31, 2025:

(in thousands, except useful life)				September 30, 2025
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(37,020)	$49,480
Trade names		5		11,100	(11,100)	—
Developed technology		13		9,300	(6,185)	3,115
Noncompetition agreements		4		4,000	(4,000)	—
Other		5		880	(825)	55
Total intangible assets				$111,780	$(59,130)	$52,650

				September 30, 2024
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(29,289)	$57,211
Trade names		5		11,100	(9,375)	1,725
Developed technology		13		9,300	(5,838)	3,462
Noncompetition agreements	4	—	5	4,000	(3,200)	800
Other		5		826	(761)	65
Total intangible assets				$111,726	$(48,463)	$63,263

				March 31, 2025
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(33,155)	$53,345
Trade names		5		11,100	(10,320)	780
Developed technology		13		9,300	(6,012)	3,288
Noncompetition agreements	4	—	5	4,000	(3,625)	375
Other		5		802	(754)	48
Total intangible assets				$111,702	$(53,866)	$57,836
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life, as noted above.
The Company's amortization expense for intangible assets for the six months ended September 30, 2025 and 2024 was:

(in thousands of dollars)	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Amortization Expense	$2,601	$2,852	$5,264	$5,664

Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated statements of income. The amortization expense for other intangible assets is recorded in selling, general, and administrative expenses in the consolidated statements of income.
As of September 30, 2025, the expected future amortization expense for intangible assets was as follows:

Fiscal Year (in thousands of dollars)
2026 (excluding the six months ended September 30, 2025)	$4,057
2027	8,113
2028	8,077
2029	7,494
2030 and thereafter	24,909
Total expected future amortization expense	$52,650
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
Cash Flow Hedging Strategy for Interest Rate Risk
In December 2022, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2022. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At September 30, 2025, the total notional amount of the interest rate swaps was $310 million, which corresponded to a portion of the aggregate outstanding balance of the term loans.
    Previously, the Company had receive-floating/pay-fixed interest rate swap agreements that were designated and qualified as cash flow hedges for two non-amortizing bank loans that were repaid concurrent with the entry into the Company's bank credit facility in December 2022. Those swap agreements, which had an aggregate notional amount of $370 million corresponding to a portion of the principal balance on the repaid loans, were terminated concurrent with the inception of the new swap agreements. The fair value of the previous swap agreements, approximately $11.8 million, was received from the counterparties upon termination and is being amortized from accumulated other comprehensive loss into earnings as a reduction of interest expense through the original maturity dates of those agreements. As of September 30, 2025, $0.7 million remained in accumulated other comprehensive loss to be amortized through December 31, 2025.
Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Sales of Crop Inputs, Forecast Purchases of Tobacco, and Related Processing Costs
The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, sales of crop inputs (such as seeds and fertilizers) to farmers, purchases of tobacco from farmers, and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar sales of crop inputs and cost of processed tobacco. From time to time, the Company enters into forward and option contracts to buy U.S. dollars and sell the local currency at future dates that coincide with the sale of crop inputs to farmers. In the case of forecast purchases of tobacco and the related processing costs, the Company enters into forward and option contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. These strategies offset the variability of future U.S. dollar cash flows for sales of crop inputs, tobacco purchases, and processing costs for the foreign currency notional amount hedged. These hedging strategies have been used mainly for tobacco purchases, processing costs, and sales of crop inputs in Brazil. Additionally, the Company from time to time hedges a portion of the forecasted local currency-denominated operating costs in Brazil and Mexico by entering into derivative contracts to buy the local currencies and sell the U.S. dollar.

The aggregate U.S. dollar notional amounts of forward and option contracts entered into for these purposes during the six-month periods in fiscal years 2026 and 2025 was as follows:

	Six Months Ended September 30,
(in millions of dollars)	2025	2024

Tobacco purchases	$42.2	$97.0
Processing costs	8.3	15.2
Operating costs	16.1	28.9
Total	$66.6	$141.1
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
The table below presents the expected timing of when the remaining accumulated other comprehensive gains and losses as of September 30, 2025 for cash flows hedges of tobacco purchases and crop input sales are expected to be recognized in earnings.

Hedging Program	Crop Year	Geographic Location(s)	Fiscal Year Earnings
Tobacco purchases	2026	Brazil	2027
Tobacco purchases	2025	Brazil	2026
Crop input sales	2026	Brazil	2027
Crop input sales	2025	Brazil	2026
Forward contracts related to processing costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.
Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at September 30, 2025 and 2024, and March 31, 2025, were approximately $58.4 million, $88.5 million, and $17.7 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.
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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2025	2024	2025	2024

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$273	$(8,969)	$(1,420)	$(6,346)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$706	$1,514	$1,398	$2,989
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$689	$688	$1,377	$1,377
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$151	$2,685	$1,103	$(2,552)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(2,365)	$12	$(2,577)	$604
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco and sales of crop inputs in Brazil

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(1,156)	$(2,352)	$(326)	$(589)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.
For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases and the crop input sales in Brazil, a net hedge loss of approximately $2.3 million remained in accumulated other comprehensive loss at September 30, 2025. That balance reflects gains and losses on contracts related to the 2026 and 2025 Brazil crop, and the 2026 and 2025 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through September 30, 2025. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.
Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at September 30, 2025 and 2024, and March 31, 2025:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		September 30, 2025	September 30, 2024	March 31, 2025		September 30, 2025	September 30, 2024	March 31, 2025

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$—	$1,783	Other long-term liabilities	$1,035	$2,629	$—

Foreign currency exchange contracts	Other current assets	224	—	11	Accounts payable and accrued expenses	—	3,626	5,228
Total		$224	$—	$1,794		$1,035	$6,255	$5,228

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$436	$144	$291	Accounts payable and accrued expenses	$819	$3,344	$1,440
Total		$436	$144	$291		$819	$3,344	$1,440
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
Recurring Fair Value Measurements
At September 30, 2025 and 2024, and at March 31, 2025, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	September 30, 2025
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$149	$—	$—	$—	$149
Trading securities associated with deferred compensation plans	—	12,303	—	—	12,303
Foreign currency exchange contracts	—	—	660	—	660
Total financial assets measured and reported at fair value	$149	$12,303	$660	$—	$13,112

Liabilities
Interest rate swap agreements	$—	$—	$1,035	$—	$1,035
Foreign currency exchange contracts	—	—	819	—	819
Total financial liabilities measured and reported at fair value	$—	$—	$1,854	$—	$1,854

	September 30, 2024
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$148	$—	$—	$—	$148
Trading securities associated with deferred compensation plans	—	12,376	—	—	12,376
Foreign currency exchange contracts	—	—	144	—	144
Total financial assets measured and reported at fair value	$148	$12,376	$144	$—	$12,668

Liabilities
Interest rate swap agreements	$—	$—	$2,629	$—	$2,629
Foreign currency exchange contracts	—	—	6,970	—	6,970
Total financial liabilities measured and reported at fair value	$—	$—	$9,599	$—	$9,599

	March 31, 2025
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$149	$—	$—	$—	$149
Trading securities associated with deferred compensation plans	—	11,313	—	—	11,313
Interest rate swap agreements	—	—	1,783	—	1,783
Foreign currency exchange contracts	—	—	302	—	302
Total financial assets measured and reported at fair value	$149	$11,313	$2,085	$—	$13,547

Liabilities
Foreign currency exchange contracts	$—	$—	$6,668	$—	$6,668
Total financial liabilities measured and reported at fair value	$—	$—	$6,668	$—	$6,668
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
Long-term Debt
The following table summarizes the fair and carrying value of the Company’s long-term debt, and if applicable any current portion, at each of the balance sheet dates September 30, 2025, and 2024 and March 31, 2025:

(in millions of dollars)	September 30, 2025	September 30, 2024	March 31, 2025
Fair market value of long term obligations	$619	$615	$616
Carrying value of long term obligations	$620	$620	$620
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
The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands of dollars)	2025	2024	2025	2024

Service cost	$1,259	$1,319	$17	$23
Interest cost	2,268	2,882	266	264
Expected return on plan assets	(3,027)	(3,607)	(11)	(14)
Net amortization and deferral	83	174	(161)	(160)
Net periodic benefit cost	$583	$768	$111	$113

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2025	2024	2025	2024

Service cost	$2,511	$2,641	$34	$47
Interest cost	4,535	5,754	528	535
Expected return on plan assets	(6,054)	(7,214)	(22)	(28)
Net amortization and deferral	166	348	(321)	(320)
Net periodic benefit cost	$1,158	$1,529	$219	$234
During the six months ended September 30, 2025, the Company made contributions of approximately $10.0 million to its pension plans. Additional contributions of $1.6 million are expected during the remaining six months of fiscal year 2026.
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
During the six-month periods ended September 30, 2025 and 2024, the Company issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Six Months Ended September 30,
	2025	2024

RSUs:
Number granted	114,440	96,230
Grant date fair value	$62.77	$47.81

PSUs:
Number granted	51,215	62,085
Grant date fair value	$55.89	$38.23
Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. The Company accounts for forfeitures of stock-based awards as they occur. For the six-month periods ended September 30, 2025 and 2024, the Company recorded total stock-based compensation expense of approximately $8.5 million and $6.6 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $1.6 million during the remaining six months of fiscal year 2026.
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
Reportable segment data as of, or for, each period presented in the consolidated statements of income and comprehensive income, the consolidated balance sheets, and the consolidated statements of cash flows is as follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Tobacco Operations	Ingredients Operations	Consolidated	Tobacco Operations	Ingredients Operations	Consolidated
Sales and other operating revenues	$659,423	$94,754	$754,177	$630,212	$80,550	$710,762
Cost of goods sold	(534,668)	(79,679)	(614,347)	(503,147)	(64,470)	(567,617)
Selling, general and administrative expenses	(40,057)	(12,041)	(52,098)	(33,657)	(11,873)	(45,530)
Corporate overhead allocated to the segments	(16,889)	(3,194)	(20,083)	(15,432)	(2,874)	(18,306)
Equity in pretax earnings (loss) of unconsolidated affiliates (1)	(2,561)	—	(2,561)	(642)	—	(642)
Segment operating income	65,248	(160)	65,088	77,334	1,333	78,667
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (1)			2,561			642
Restructuring and impairment costs (2)			—			(10,573)
Consolidated total			$67,649			$68,736

	Six Months Ended September 30, 2025			Six Months Ended September 30, 2024
	Tobacco Operations	Ingredients Operations	Consolidated	Tobacco Operations	Ingredients Operations	Consolidated
Sales and other operating revenues	$1,164,119	$183,820	$1,347,939	$1,142,167	$165,645	$1,307,812
Cost of goods sold	(942,535)	(151,447)	(1,093,982)	(937,912)	(130,834)	(1,068,746)
Selling, general and administrative expenses	(84,811)	(24,078)	(108,889)	(80,205)	(24,652)	(104,857)
Corporate overhead allocated to the segments	(35,729)	(6,755)	(42,484)	(31,760)	(5,915)	(37,675)
Equity in pretax earnings (loss) of unconsolidated affiliates(1)	(126)	—	(126)	(502)	—	(502)
Segment operating income	100,918	1,540	102,458	91,788	4,244	96,032
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates(1)			126			502
Restructuring and impairment costs (2)			(1,122)			(10,573)
Consolidated operating income			$101,462			$85,961
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

	Segment Assets			Accounts Receivable, net
	September 30, 2025	September 30, 2024	March 31, 2025	September 30, 2025	September 30, 2024	March 31, 2025
Tobacco Operations	$2,555,801	$2,533,062	$2,436,416	$383,623	$477,855	$566,755
Ingredients Operations	514,638	512,524	553,136	61,634	59,747	59,121
Consolidated total	$3,070,439	$3,045,586	$2,989,552	$445,257	$537,602	$625,876

	Goodwill, net			Intangibles, net
	September 30, 2025	September 30, 2024	March 31, 2025	September 30, 2025	September 30, 2024	March 31, 2025
Tobacco Operations	$97,747	$97,804	$97,772	$55	$66	$47
Ingredients Operations	116,068	116,068	116,068	52,595	63,197	57,789
Consolidated total	$213,815	$213,872	$213,840	$52,650	$63,263	$57,836

			Capital Expenditures		Depreciation and Amortization
			Six Months Ended September 30,		Six Months Ended September 30,
			2025	2024	2025	2024
Tobacco Operations			$13,711	$18,781	$16,378	$19,835
Ingredients Operations			7,388	20,015	10,820	9,585
Consolidated total			$21,099	$38,796	$27,198	$29,420

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the six months ended September 30, 2025 and 2024:

	Six Months Ended September 30,
(in thousands of dollars)	2025	2024
Foreign currency translation:
Balance at beginning of year	$(42,639)	$(44,815)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	7,954	3,933
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	255	393
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	8,209	4,326
Balance at end of period	$(34,430)	$(40,489)

Foreign currency hedge:
Balance at beginning of year	$(4,914)	$(616)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(479) and $515)	3,254	(911)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(442) and $145) (1)	971	(507)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	4,225	(1,418)
Balance at end of period	$(689)	$(2,034)

Interest rate hedge:
Balance at beginning of year	$2,834	$8,488
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $374 and $1,779)	(1,047)	(4,567)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $730 and $1,224) (2)	(2,044)	(3,142)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(3,091)	(7,709)
Balance at end of period	$(257)	$779

Pension and other postretirement benefit plans:
Balance at beginning of year	$(35,332)	$(44,642)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $67 and $0)(3)	(502)	(770)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(502)	(770)
Balance at end of period	$(35,834)	$(45,412)

Total accumulated other comprehensive loss at end of period	$(71,210)	$(87,156)
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

NOTE 14. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES
A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three and six months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of three-month period	$1,458,917	$40,672	$1,499,589	$1,413,457	$30,042	$1,443,499
Changes in common stock
Accrual of stock-based compensation	906	—	906	1,942	—	1,942
Withholding of shares from stock-based compensation for grantee income taxes	(3,710)	—	(3,710)	(318)	—	(318)
Dividend equivalents on RSUs	215	—	215	288	—	288

Changes in retained earnings
Net income (loss)	34,169	634	34,803	25,940	8,029	33,969
Cash dividends declared
Common stock	(20,429)	—	(20,429)	(20,020)	—	(20,020)
Dividend equivalents on RSUs	(215)	—	(215)	(288)	—	(288)

Other comprehensive income (loss)	129	(278)	(149)	(435)	(3)	(438)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(6,860)	(6,860)	—	(630)	(630)
Balance at end of period	$1,469,982	$34,168	$1,504,150	$1,420,566	$37,438	$1,458,004

	Six Months Ended September 30, 2025			Six Months Ended September 30, 2024
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,458,556	$41,982	$1,500,538	$1,437,207	$41,716	$1,478,923
Changes in common stock
Accrual of stock-based compensation	8,481	—	8,481	6,583	—	6,583
Withholding of shares from stock-based compensation for grantee income taxes	(7,727)	—	(7,727)	(3,715)	—	(3,715)
Dividend equivalents on RSUs	529	—	529	600	—	600

Changes in retained earnings
Net income	42,666	6,504	49,170	26,070	5,075	31,145
Cash dividends declared
Common stock	(40,835)	—	(40,835)	(40,008)	—	(40,008)
Dividend equivalents on RSUs	(529)	—	(529)	(600)	—	(600)

Other comprehensive income (loss)	8,841	(255)	8,586	(5,571)	(393)	(5,964)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(14,063)	(14,063)	—	(8,960)	(8,960)
Balance at end of period	$1,469,982	$34,168	$1,504,150	$1,420,566	$37,438	$1,458,004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, the terms “we,” “our,” “us” or “Universal” or the “Company” refer to Universal Corporation together with its subsidiaries. This Quarterly Report on Form 10-Q ("Form 10-Q") and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission (the "SEC") and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: product purchased not meeting quality and quantity requirements; reliance on a few large customers; anticipated levels of demand for and supply of our products and services; tobacco growing conditions and customer requirements; major shifts in customer requirements for leaf tobacco; higher inflation rates, tariffs and other pressures on costs; weather and other conditions; exposure to certain legal, regulatory and financial risks related to climate change; industry-specific risks related to our plant-based ingredients businesses; disruption of our supply chain for our plant-based ingredients; success in pursuing strategic investments or acquisitions and integration of new businesses and the impact of these new businesses on future results; our ability to maintain effective information technology systems and safeguard confidential information; our inability to attract, develop, retain, motivate, and maintain good relationships with our workforce; our dependence on a seasonal workforce; epidemics, pandemics or similar widespread public health concerns; government efforts to regulate the production and consumption of tobacco products; government actions on the sourcing of leaf tobacco; economic and political conditions in the countries in which we and our customers operate, including the ongoing impacts from international conflicts; sustainability considerations from governments and other stakeholders; changes in tax laws in the countries where we do business; material weaknesses in our internal control over financial reporting; our inability to use a Form S-3 registration statement; failure of our customers or suppliers to repay extensions of credit; changes in exchange rates; changes in interest rates; and low investment performance by our defined benefit pension plan assets and changes in pension plan valuation assumptions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the "2025 Form 10-K"). We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report, except as required by law. This Form 10-Q should be read in conjunction with our 2025 Form 10-K.

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

Results of Operations
Overview
Revenue was up 3% and 6% and operating income was up 18% and down 2%, respectively, in the six months and quarter ended September 30, 2025, compared to the same periods in fiscal year 2025. Our Tobacco Operations segment achieved solid results in the six months and quarter. Customer demand has remained firm following several years of undersupply, despite significantly larger tobacco crops. Tobacco buying has been completed in most key growing regions, and green tobacco prices have softened in certain regions compared to fiscal year 2025. Shipments are progressing smoothly, and current crop tobacco is being shipped earlier than in fiscal year 2025. Overall, we believe the segment has once again demonstrated effective management in navigating market dynamics.

Our Ingredients Operations segment maintained positive momentum, achieving higher sales and volume in both the quarter and six months ended September 30, 2025, as compared to the respective prior fiscal year periods. Continued interest in new value-added products has translated into an active pipeline, supported by Universal Ingredients' enhanced production and operational capabilities. Demand for our new products remains solid, while fixed costs, product mix, and market challenges, including weakness in the consumer-packaged goods industry and tariff uncertainty, had a negative impact on earnings. The segment’s proactive approach to meeting customers’ strategic needs, focusing on organic growth, and converting customer interest into sales is helping to build scale and generate returns on our investments. We believe the segment continues to be well-positioned to capitalize on its investments and drive future growth.

FINANCIAL HIGHLIGHTS
	Three Months Ended September 30,		Change	Six Months Ended September 30,		Change
(in millions of dollars, except per share data)	2025	2024	%	2025	2024	%

Consolidated Results
Sales and other operating revenue	$754.2	$710.8	6%	$1,347.9	$1,307.8	3%
Cost of goods sold	$614.3	$567.6	8%	$1,094.0	$1,068.7	2%
Gross profit margin percentage	18.5%	20.1%	-160 bps	18.8%	18.3%	50 bps
Selling, general and administrative expenses	$72.2	$63.8	13%	$151.4	$142.5	6%
Restructuring and impairment costs	$—	$10.6	(100)%	$1.1	$10.6	(89)%
Operating income	$67.6	$68.7	(2)%	$101.5	$86.0	18%
Adjusted operating income (non-GAAP)*	$67.6	$79.3	(15)%	$102.6	$96.5	6%
Net income attributable to Universal Corporation	$34.2	$25.9	32%	$42.7	$26.1	64%
Adjusted net income attributable to Universal Corporation (non-GAAP)*	$34.2	$36.4	(6)%	$43.8	$36.5	20%
Diluted earnings (loss) per share	$1.36	$1.03	32%	$1.70	$1.04	63%
Adjusted diluted earnings (loss) per share (non-GAAP)*	$1.36	$1.45	(6)%	$1.74	$1.46	19%
Segment Results
Tobacco operations sales and other operating revenues	$659.4	$630.2	5%	$1,164.1	$1,142.2	2%
Tobacco operations operating income	$65.2	$77.3	(16)%	$100.9	$91.8	10%
Ingredients operations sales and other operating revenues	$94.8	$80.6	18%	$183.8	$165.6	11%
Ingredients operations operating income (loss)	$(0.2)	$1.3	(112)%	$1.5	$4.2	(64)%
*See Reconciliation of Certain non-GAAP Financial Measures in Other Items below.

Quarter Ended September 30, 2025, compared to Quarter Ended September 30, 2024

Consolidated Results

Revenue increased by 6%, or $43.4 million, compared to the quarter ended September 30, 2024, primarily driven by higher tobacco and ingredients sales volumes.

Operating income decreased by 2%, or $1.1 million, in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, due to higher inventory write-downs of $7.5 million, unfavorable foreign currency comparisons of

$5.1 million, and higher provisions for farmer advances of $2.0 million, but partially offset by a 3% increase in tobacco sales volumes coupled with lower sales commissions of $1.1 million.

Selling, general, and administrative expenses were up by 13%, or $8.3 million, primarily due to unfavorable foreign currency comparisons of $5.1 million and higher provisions for farmer advances of $2.0 million in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024.

Adjusted operating income was down by $11.7 million and adjusted net income attributable to Universal Corporation was down by $2.2 million, in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, largely on unfavorable foreign currency comparisons, higher inventory write-downs, and higher provisions for farmer advances.

Tobacco Operations Segment

Revenue increased by 5%, or $29.2 million, for the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, primarily on a 3% increase in tobacco sales volumes. Operating income for the Tobacco Operations segment decreased by 16%, or $12.1 million, for the second quarter of fiscal year 2026, compared to second quarter of fiscal year 2025, on unfavorable foreign currency comparisons of $5.1 million, higher tobacco inventory write-downs of $4.0 million, and higher provisions for farmer advances of $2.0 million. Selling, general, and administrative expenses were higher by $6.4 million for the segment mainly due to unfavorable foreign currency comparisons of $5.1 million and higher provisions for farmer advances of $2.0 million in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024.

Ingredients Operations Segment

Revenue for the Ingredients Operations segment increased by 18%, or $14.2 million, for the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, on higher sales volumes. Operating income for the segment decreased by 112%, or $1.5 million, as higher sales volumes were offset by product mix, higher inventory write-downs of $3.5 million and higher fixed costs, including depreciation from our recently expanded Universal Ingredients production facility. Weakness in the consumer-packaged good industry and tariff uncertainty also impacted results for the segment in the quarter ended September 30, 2025.

Additional Items

Cost of goods sold increased by 8%, or $46.7 million, in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, largely on higher sales volumes and product mix.

Interest expense was down by 4%, or $0.8 million, in the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024, on lower interest rates and debt balances.

Restructuring and impairment costs of $10.6 million in the quarter ended September 30, 2024, were primarily related to the consolidation of the Company’s European tobacco sheet operations.

The consolidated effective tax rate for the three months ended September 30, 2025, was 24.4%. The consolidated tax rate for the three months ended September 30, 2024, was 28.6%.

Six Months Ended September 30, 2025, compared to Six Months Ended September 30, 2024

Consolidated Results

Revenue increased by 3%, or $40.1 million, in the six months ended September 30, 2025, compared to the six months ended September 30, 2024, on higher third-party tobacco processing volumes and accelerated shipments in our Tobacco Operations segment and higher sales volumes in Ingredients Operations segment.

Operating income increased by 18%, or $15.5 million, in the six months ended September 30, 2025, compared to the six months ended September 30, 2024, primarily driven by a favorable product mix in our Tobacco Operations segment.

Selling, general, and administrative expenses were up by 6%, or $8.8 million, primarily due to higher compensation costs of $6.1 million, legal and professional fees of $5.0 million, and provisions for farmer advances of $2.8 million, which were partially offset by lower tobacco sales commissions of $3.9 million and favorable foreign currency comparisons of $2.2 million in the six months ended September 30, 2025, compared to the six months ended September 30, 2024.

Adjusted operating income was up by $6.1 million and adjusted net income attributable to Universal Corporation was up by $7.2 million, in the first half of fiscal year 2026, compared to the same period in the prior fiscal year, on a favorable product mix in the Tobacco Operations segment.

Tobacco Operations Segment

Revenue increased by 2%, or $22.0 million, for the six months ended September 30, 2025, compared to the six months ended September 30, 2024, as increased third-party tobacco processing revenue offset a 1% decline in tobacco sales volumes. Higher sales and earlier shipments of current crop tobacco largely offset lower sales of carryover tobacco in the first half of fiscal year 2026, compared to the first half of fiscal year 2025. Operating income for the Tobacco Operations segment increased by 10%, or $9.1 million, for the first half of fiscal year 2026, compared to first half of fiscal year 2025, on a favorable product mix. Selling, general, and administrative expenses were higher by approximately $4.6 million for the segment mainly due to higher compensation costs of $4.3 million, legal and professional fees of $3.1 million, and provisions for farmer advances of $2.8 million, which were partially offset by lower tobacco sales commissions of $3.9 million and favorable foreign currency comparisons of $1.7 million in the six months ended September 30, 2025, compared to the six months ended September 30, 2024. Uncommitted tobacco inventory levels remained low at about 13% of total tobacco inventory as of September 30, 2025.

Ingredients Operations Segment

Revenue for the Ingredients Operations segment increased by 11%, or $18.2 million, for the six months ended September 30, 2025, compared to the six months ended September 30, 2024, on higher sales volumes. Operating income for the segment decreased by 64%, or $2.7 million, as higher sales volumes were offset by product mix, higher fixed costs, including depreciation from our recently expanded Universal Ingredients production facility, and higher inventory write-downs of $3.8 million. Weakness in the consumer-packaged good industry and tariff uncertainty also impacted the segment in the six months ended September 30, 2025.

Additional Items

Cost of goods sold increased by 2%, or $25.2 million, in the six months ended September 30, 2025, compared to the six months ended September 30, 2024, largely due to product mix in our Tobacco Operations segment.

Interest expense was down by 9%, or $3.8 million, in the six months ended September 30, 2025, compared to the six months ended September 30, 2024, on lower interest rates and debt balances.

Restructuring and impairment costs of $1.1 million in the six months ended September 30, 2025, and $10.6 million in the six months ended September 30, 2024, were primarily related to the consolidation of the Company’s European tobacco sheet operations.

The consolidated effective tax rate for the six months ended September 30, 2025, was 25.2%. The consolidated tax rate for the six months ended September 30, 2024, was 31.5%. The consolidated effective tax rate for the six months ended September 30, 2024, was higher than the consolidated tax rate for the six months ended September 30, 2025, due to limitation of deductibility of certain compensation amounts.

Sustainability

Universal Corporation continues to make meaningful progress in its transition to renewable and lower emission energy sources. The Company has significantly expanded its use of clean electricity as an important element of its carbon transition plan. Expanded solar capacity has played a central role in this progress. On-site solar installations in Italy, the Dominican Republic, and the Philippines have further strengthened Universal’s clean energy footprint.

Other Items

Reconciliation of Certain Non-GAAP Financial Measures:
The following tables set forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2025	2024	2025	2024
As Reported: Consolidated operating income	$67,649	$68,736	$101,462	$85,961
Restructuring and impairment costs(1)	—	10,573	1,122	10,573
As Adjusted operating income (non-GAAP)	$67,649	$79,309	$102,584	$96,534

Adjusted Net Income Attributable to Universal Corporation and Adjusted Diluted Earnings Per Share Reconciliation

(in thousands except for per share amounts)	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
As Reported: Net income attributable to Universal Corporation	$34,169	$25,940	$42,666	$26,070
Restructuring and impairment costs(1)	—	10,573	1,122	10,573
Total of non-GAAP adjustments to income before income taxes	—	10,573	1,122	10,573
Non-GAAP adjustments to income taxes
Income tax benefit from restructuring and impairment costs(2)	—	(132)	(35)	(132)
Total of income tax impacts for non-GAAP adjustments to income before income taxes	—	(132)	(35)	(132)
As adjusted: Net income attributable to Universal Corporation (non-GAAP)	$34,169	$36,381	$43,753	$36,511
As reported: Diluted earnings per share	$1.36	$1.03	$1.70	$1.04
As adjusted: Diluted earnings per share (non-GAAP)	$1.36	$1.45	$1.74	$1.46

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

The following table reconciles total debt to net debt and net capitalization:

Net Debt and Net Capitalization Reconciliation
	September 30,	September 30,	March 31,
(in thousands)	2025	2024	2025
Add: Notes payable and overdrafts	$539,583	$579,132	$455,039
Add: Long-term obligations	618,196	617,641	617,918
Add: Current portion of long-term obligations	—	—	—
Total Debt	1,157,779	1,196,773	1,072,957
Add: Customer advances and deposits	2,782	6,837	3,763
Less: Cash and cash equivalents	88,652	80,118	260,115
Net Debt (non-GAAP)	$1,071,909	$1,123,492	$816,605
Add: Total Universal Corporation shareholders' equity	1,469,982	1,420,566	1,458,556
Net Capitalization (non-GAAP)	$2,541,891	$2,544,058	$2,275,161

Net Debt/Net Capitalization (non-GAAP)	42%	44%	36%
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

The first half of our fiscal year is usually a period of significant working capital investment in Africa, South America, and the United States as tobacco crops are delivered by farmers. Our working capital needs followed this pattern in the six months ended September 30, 2025, and we funded these working capital needs using a combination of cash on hand, short-term borrowings, customer advances, account receivables factoring, and operating cash flows. In contrast, in the six months ended September 30, 2024, certain tobacco purchases that would have typically been made in the first half of fiscal year 2025 had been made earlier due to market conditions, which reduced required working capital investments in the six months ended September 30, 2024.

Operating Activities
Net cash used by our operations was $172.4 million during the six months ended September 30, 2025. That amount was $124.9 million higher than during the same period in fiscal year 2025, primarily on lower working capital requirements in the six months ended September 30, 2024. Tobacco inventory levels increased by $332.3 million from March 31, 2025 levels to $1.1 billion at September 30, 2025, on seasonal leaf tobacco purchases. Tobacco inventory levels at September 30, 2025, were up $68.0 million, compared to September 30, 2024 levels, on larger crop sizes partially offset by some earlier tobacco shipments in fiscal year 2026. We generally do not purchase material quantities of tobacco on a speculative basis, and we target committed inventory levels of 80% or more of total tobacco inventory. Our level of committed inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders. In addition, when we contract directly with tobacco farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. As of September 30, 2025, our uncommitted tobacco inventories were $144.2 million, or about 13% of total tobacco inventory, compared to $164.0 million, or about 20% of our tobacco inventory as of March 31, 2025, and $108.0 million, or about 10% of our tobacco inventory as of September 30, 2024.

Our balance sheet accounts reflected seasonal patterns in the six months ended September 30, 2025, on deliveries of tobacco crops by farmers in Africa, South America, and the United States. Accounts receivable decreased by $180.6 million from March 31, 2025 levels, on collections on receivables offset in part by tobacco crop shipments. Advances to suppliers were $121.6 million at September 30, 2025, a reduction of $47.8 million from March 31, 2025, as tobacco crops were delivered in payment on some of those balances, net of new balances for upcoming tobacco crops. Accounts receivable--unconsolidated affiliates were $106.9 million higher as of September 30, 2025, compared to March 31, 2025, on larger tobacco crops. Notes payable and overdrafts were up $84.5 million from March 31, 2025 levels, on seasonal working capital needs.

Accounts receivable were $92.3 million lower as of September 30, 2025, compared to September 30, 2024, on customer mix. Accounts receivable--unconsolidated affiliates were $47.4 million higher as of September 30, 2025, compared to the same period in the prior fiscal year, on larger tobacco crop sizes. Notes payable and overdrafts were down $39.5 million as of September 30, 2025, compared to September 30, 2024, due to earlier crop shipments, collections on accounts receivable, and accounts receivable factoring.

Investing Activities
Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities for our ingredients business; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return as well as leverage our assets and expertise or enhance our farmer base. Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the six ended September 30, 2025 and 2024, we invested approximately $21.1 million and $38.8 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $22.0 million and $23.8 million for the six months ended September 30, 2025 and 2024, respectively. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, invest in sustainability projects, add value for our customers, and position ourselves for future growth. We currently expect to spend approximately $45 to $55 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.

Our Board of Directors approved our current share repurchase program in November 2024. The program authorizes the purchase of up to $100 million of our common stock through November 15, 2026. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended September 30, 2025, we did not purchase any shares of common stock. As of September 30, 2025, our available authorization under our current share repurchase program was $100 million.

Financing Activities
At September 30, 2025, we had $1.2 billion in total debt outstanding, a decrease of $39.0 million compared to September 30, 2024. We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt decreased by $51.6 million to $1.1 billion at September 30, 2025, compared to September 30, 2024. Net debt as a percentage of net capitalization was 42% at September 30, 2025, down from 44% at September 30, 2024, and up from 36% at March 31, 2025.

As of September 30, 2025, we had $88.7 million in cash and cash equivalents, $340 million available under our committed revolving credit facility that will mature in December 2027, and we, together with our consolidated affiliates, had approximately $166 million in available, uncommitted credit lines. The financial covenants under our committed revolving credit facility require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. Based on our September 30, 2025 financial statements, we were in compliance with all financial covenants of our debt agreements as of September 30, 2025. We have no long-term debt maturing until fiscal year 2028.

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

Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At September 30, 2025, the fair value of our outstanding interest rate swap agreements was a liability of about $1.0 million, and the notional amount swapped was $310 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on a portion of our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecasted purchases of tobacco, related processing costs, and crop input sales, as well as our net monetary balance sheet exposures in local currency. We generally account for our hedges of forecasted tobacco purchases as cash flow hedges. As of September 30, 2025, the fair value of our open hedges for forecasted tobacco purchases and crop inputs was a net asset of approximately $0.2 million. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net liability of approximately $0.4 million as of September 30, 2025.

Critical Accounting Estimates
A summary of our critical accounting policies is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Form 10-K. Our critical accounting policies have not changed from those reported in the 2025 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company's market risk during the three months ended September 30, 2025. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the 2025 Form 10-K.
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
The Company’s management determined that the internal controls at one of the Company’s tobacco subsidiaries were not effectively documented and executed to ensure that the existence of all dark air-cured tobacco inventories subject to physical inventory counts were appropriately counted, and management determined that the controls related to the compilation and reconciliation of the related inventory to ensure complete and accurate reporting of inventory in the consolidated financial statements were not effective.
While the material weakness did not result in a material misstatement of the Company’s consolidated financial statements for the fiscal year ended March 31, 2025 or the quarter ended September 30, 2025, there is a reasonable possibility that these deficiencies could have resulted in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
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
Changes in Internal Control Over Financial Reporting
Except for the material weakness and implementation of the remediation plan described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY
    The following table sets forth repurchased shares of our common stock during the three-month period ended September 30, 2025:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1-31, 2025	—	$—	—	$100,000,000
August 1-31, 2025	—	—	—	100,000,000
September 1-30, 2025	—	—	—	100,000,000
Total	—	$—	—	$100,000,000
(1)Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.
(2)Amounts listed for average price paid per share include broker commissions paid in the transactions.
(3)On November 7, 2024, the Company's Board of Directors, approved a stock repurchase program for the purchase of up to $100 million in common stock in open market or privately negotiated transactions through November 15, 2026, subject to market conditions and other factors. The program had $100 million of remaining capacity for repurchases of common stock at September 30, 2025.
Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain provisions of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at September 30, 2025.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

 ITEM 6.   EXHIBITS

10.1†
Restricted Stock Units Award Agreement, dated July 11, 2025, between Universal Corporation and Johan C. Kroner (incorporated by reference to the Registrant’s Current Report on Form 8-K, dated July 11, 2025, File No. 001-00652).

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

UNIVERSAL CORPORATION
(Registrant)

Date:	November 5, 2025	/s/ Johan C. Kroner
Johan C. Kroner, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 5, 2025	/s/ Scott J. Bleicher
Scott J. Bleicher, Vice President and Controller
(Principal Accounting Officer)