Form 10-Q
period 2025-12-31
UNIVERSAL CORP /VA/
filed 2026-02-09
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	DECEMBER 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 4, 2026, the total number of shares of common stock outstanding was 24,923,496.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$861,288	$937,193	$2,209,227	$2,245,005
Costs and expenses
Cost of goods sold	701,700	743,605	1,795,682	1,812,351
Selling, general and administrative expenses	76,927	89,512	228,300	232,044
Restructuring and impairment costs	711	—	1,833	10,573
Operating income	81,950	104,076	183,412	190,037
Equity in pretax earnings (loss) of unconsolidated affiliates	1,257	2,149	1,131	1,647
Other non-operating income (expense)	584	468	1,752	1,393
Interest income	360	623	1,785	1,726
Interest expense	17,260	19,303	55,475	61,310
Income (loss) before income taxes and other items	66,891	88,013	132,605	133,493
Income taxes	25,303	20,217	41,847	34,552
Net income (loss)	41,588	67,796	90,758	98,941
Less: net loss (income) attributable to noncontrolling interests in subsidiaries	(8,339)	(8,157)	(14,843)	(13,232)
Net income (loss) attributable to Universal Corporation	$33,249	$59,639	$75,915	$85,709

Earnings per share:
Basic	$1.33	$2.39	$3.03	$3.44
Diluted	$1.32	$2.37	$3.02	$3.41

Weighted average common shares outstanding:
Basic	25,056,517	24,980,792	25,030,798	24,934,786
Diluted	25,188,876	25,142,667	25,166,825	25,115,153

Total comprehensive income (loss), net of income taxes	$40,449	$56,974	$98,205	$82,155
Less: comprehensive (income) loss attributable to noncontrolling interests	(8,198)	(7,784)	(14,447)	(12,466)
Comprehensive income (loss) attributable to Universal Corporation	$32,251	$49,190	$83,758	$69,689

Dividends declared per common share	$0.82	$0.81	$2.46	$2.43

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)

	December 31,	December 31,	March 31,
	2025	2024	2025
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$85,227	$215,108	$260,115
Accounts receivable, net	571,511	650,021	625,876
Advances to suppliers, net	168,348	156,108	169,385
Accounts receivable—unconsolidated affiliates	62,390	578	7,143
Inventories—at lower of cost or net realizable value:
Tobacco	990,638	924,684	806,332
Other	212,321	189,663	189,610
Prepaid income taxes	16,020	10,930	19,595
Other current assets	76,970	68,553	78,041
Total current assets	2,183,425	2,215,645	2,156,097

Property, plant and equipment
Land	26,286	26,081	26,113
Buildings	332,864	327,376	333,398
Machinery and equipment	756,467	709,840	723,935
	1,115,617	1,063,297	1,083,446
Less accumulated depreciation	(740,949)	(689,445)	(710,472)
	374,668	373,852	372,974
Other assets
Operating lease right-of-use assets	36,906	33,982	34,260
Goodwill, net	213,798	213,819	213,840
Other intangibles, net	50,635	60,444	57,836
Investments in unconsolidated affiliates	85,137	70,351	79,317
Deferred income taxes	15,395	17,517	16,539
Pension asset	13,580	12,511	12,819
Other noncurrent assets	43,970	42,298	45,870
	459,421	450,922	460,481

Total assets	$3,017,514	$3,040,419	$2,989,552

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)

	December 31,	December 31,	March 31,
	2025	2024	2025
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$462,248	$538,526	$455,039
Accounts payable	82,580	78,327	98,036
Accounts payable—unconsolidated affiliates	2,708	5,985	1,999
Customer advances and deposits	1,667	3,362	3,763
Accrued compensation	27,381	32,232	44,646
Income taxes payable	19,949	15,341	12,586
Current portion of operating lease liabilities	11,277	9,835	10,742
Accrued expenses and other current liabilities	143,637	135,707	123,350
Current portion of long-term debt	—	—	—
Total current liabilities	751,447	819,315	750,161

Long-term debt	616,585	617,780	617,918
Pensions and other postretirement benefits	36,665	36,485	35,336
Long-term operating lease liabilities	23,570	20,408	20,608
Other long-term liabilities	26,222	18,688	22,901
Deferred income taxes	37,851	35,831	42,090
Total liabilities	1,492,340	1,548,507	1,489,014

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,921,155 shares issued and outstanding at December 31, 2025 (24,715,625 at December 31, 2024 and 24,715,625 at March 31, 2025)	354,126	350,243	351,626
Retained earnings	1,200,890	1,197,972	1,186,981
Accumulated other comprehensive loss	(72,208)	(97,605)	(80,051)
Total Universal Corporation shareholders' equity	1,482,808	1,450,610	1,458,556
Noncontrolling interests in subsidiaries	42,366	41,302	41,982
Total shareholders' equity	1,525,174	1,491,912	1,500,538

Total liabilities and shareholders' equity	$3,017,514	$3,040,419	$2,989,552

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Nine Months Ended December 31,
	2025	2024
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$90,758	$98,941
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	40,206	44,554
Net provision for losses (recoveries) on advances to suppliers	1,721	(445)
Inventory writedowns	17,326	6,624
Stock-based compensation expense	9,839	7,458
Foreign currency remeasurement (gain) loss, net	4,578	12,183
Foreign currency exchange contracts	(2,734)	3,206
Deferred income taxes	(1,546)	(3,616)
Equity in net loss (income) of unconsolidated affiliates, net of dividends	215	2,767
Restructuring and impairment costs	1,833	10,573
Restructuring payments	(2,957)	(892)
Other, net	(1,374)	3,087
Changes in operating assets and liabilities, net:
Accounts and notes receivable	(5,714)	(130,672)
Inventories	(216,035)	132,318
Other assets	6,468	20,097
Accounts payable	(18,299)	(23,259)
Accrued expenses and other current liabilities	9,938	(17,869)
Income taxes	10,095	16,306
Customer advances and deposits	(2,357)	(13,133)
Net cash provided (used) by operating activities	(58,039)	168,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(40,303)	(54,885)
Proceeds from sale of property, plant and equipment	6,601	2,035
Net cash used by investing activities	(33,702)	(52,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	5,049	121,094
Issuance of long-term debt	89,130	—
Repayment of long-term debt	(89,130)	—
Dividends paid to noncontrolling interests	(14,063)	(12,880)
Dividends paid on common stock	(60,862)	(59,666)
Settlement costs from termination of interest rate swap agreements	(988)	—
Other	(12,873)	(3,716)
Net cash provided (used) by financing activities	(83,737)	44,832

Effect of exchange rate changes on cash, restricted cash and cash equivalents	590	(695)
Net increase (decrease) in cash, restricted cash and cash equivalents	(174,888)	159,515
Cash, restricted cash and cash equivalents at beginning of year	260,115	55,593

Cash, restricted cash and cash equivalents at end of period	$85,227	$215,108

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
Tobacco Operations
During the nine months ended December 31, 2024, the Company began consolidating its European sheet tobacco operations into the Company's facility in the Netherlands, by initiating a wind-down of activities at its sheet facility in Germany, incurring $10.5 million of restructuring and impairment costs. During the nine months ended December 31, 2025, the Company recognized an additional $0.7 million of restructuring costs and $1.0 million of impairment costs related to the consolidation of the sheet tobacco operations. The Company also incurred $0.1 million of termination and impairment costs in other areas of the Tobacco Operations segment in both the nine months ended December 31, 2025 and 2024.
A summary of the restructuring and impairment costs recorded for the three and nine months ended December 31, 2025 and 2024 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2025	2024	2025	2024

Restructuring costs:
Employee termination benefits	$—	$—	$122	$4,342
Other	711	—	711	1,372
Total restructuring costs	711	—	833	5,714
Impairment costs:
Property, plant and equipment	—	—	1,000	4,859
Total impairment costs	—	—	1,000	4,859
Total restructuring and impairment costs	$711	$—	$1,833	$10,573

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

Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2025	2024	2025	2024

Tobacco sales	$719,882	$811,743	$1,800,368	$1,901,564
Ingredient sales	77,891	78,705	251,671	235,942
Processing revenue	36,717	21,128	91,449	49,877
Other sales and revenue from contracts with customers	18,665	16,405	51,736	45,369
Total revenue from contracts with customers	853,155	927,981	2,195,224	2,232,752
Other operating sales and revenues	8,133	9,212	14,003	12,253
Consolidated sales and other operating revenues	$861,288	$937,193	$2,209,227	$2,245,005
Other operating sales and revenue consists principally of interest on advances to tobacco suppliers and dividend income from unconsolidated affiliates.
NOTE 4. OTHER CONTINGENT LIABILITIES AND OTHER MATTERS
Other Contingent Liabilities
Other Contingent Liabilities (Letters of credit)
The Company had other contingent liabilities totaling approximately $1 million at December 31, 2025, primarily related to outstanding letters of credit.
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
Advances to Suppliers
In many sourcing regions where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several regions, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $180 million at December 31, 2025, $172 million at December 31, 2024, and $189 million at March 31, 2025. The related valuation allowances totaled $11 million at December 31, 2025, $15 million at December 31, 2024, and $18 million at March 31, 2025, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions of $1.7 million in the nine-month period ended December 31, 2025 and decreased by net recoveries of $0.4 million in the nine-month period December 31, 2024. These net recoveries and provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings upon the farmers’ delivery of tobacco in payment of principal and interest.
Recoverable Value-Added Tax Credits
In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of VAT on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At December 31, 2025, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $66 million ($62 million at December 31, 2024 and $64 million at March 31, 2025). The related valuation allowances totaled approximately $22 million at December 31, 2025 and $21 million at December 31, 2024 and March 31, 2025. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.
Stock Repurchase Program
On November 7, 2024, the Company's Board of Directors approved a stock repurchase program for the purchase of up to $100 million in common stock in open market or privately negotiated transactions at prices not exceeding prevailing market rates through November 15, 2026, subject to market conditions and other factors. The program had $100 million of remaining capacity for repurchases of common stock at December 31, 2025.
Trade Receivable Sales
During fiscal year 2026, the Company entered into an agreement to sell certain trade receivables, at its discretion, to a third-party financial institution at a discount. The transactions have no recourse and qualify as a true sale, meaning upon receipt of the settlement amount, the associated receivable is removed from the balance sheet and the discount is recognized as an expense in selling, general, and administrative expense on the consolidated statements of income. During the three and nine months ended December 31, 2025, the Company sold $78.6 million and $120.6 million of receivables and recorded discounts of $0.5 million and $0.9, respectively.
New Bank Credit Agreement
    On December 9, 2025, the Company entered into a new bank credit agreement that replaced its then existing bank credit agreement dated December 15, 2022. In addition to extending the maturity dates of the underlying components of the facility, the new agreement includes a $780 million five-year revolving credit facility (expiring December 9, 2030), a $275 million five-year term loan (due December 9, 2030), and a $345 million seven-year term loan (due December 9, 2032). At closing, the Company had a balance of $285 million outstanding under the revolving credit facility. Both term loans were fully funded at closing, require no amortization, and are prepayable without penalty prior to maturity. The new facility may be expanded to allow for additional borrowings of up to $300 million under certain conditions. Borrowings under the revolving credit facility and the two term loans bear interest at a variable rate benchmarked to the Secured Overnight Financing Rate ("SOFR") plus a margin based on the Company’s credit measures. The new credit agreement contains financial covenants that require the Company to maintain certain levels of tangible net worth and leverage. Those covenants are substantially the same as the covenants in the prior bank credit agreement, and the Company was in compliance with the covenants at December 31, 2025.
During the three months ended December 31, 2025, the Company entered into two new receive-floating / pay-fixed interest rate swap agreements, hedging the variable interest payments on half of the principal value of each of the new term loans. The swap agreements convert the variable benchmark rate to a fixed rate through December 9, 2030 for the five-year term loan, and through December 9, 2032 for the seven-year term loan. With the swap agreements in place, the effective interest rates on the hedged portions of the $275 million five-year term loan and the $345 seven-year term loan were 5.47% and 6.13%, respectively, at December 31, 2025. Prior to the maturity of the swap agreements, those effective interest rates will change only if a change in the Company’s credit measures results in adjustments to the applicable credit spreads specified in the underlying loan agreement.
    Compared to the prior credit agreement, there were only limited changes among the individual bank lenders participating in the new agreement. Accordingly, under the applicable accounting guidance, a significant portion of the transaction was accounted for as a debt modification rather than a debt extinguishment. As a result, only an immaterial amount of the unamortized debt issuance costs related to the prior credit agreement were charged to interest expense. The remainder of those costs remained capitalized on the Company's consolidated balance sheet and will be amortized over the term of the new credit agreement. Similarly, in the consolidated statement of cash flows, rather than presenting issuance of the entire $620 million of new term loans and repayment of $620 million of prior term loans, the amounts presented for the issuance and repayment of long-term debt reflect only the changes in the underlying principal positions among the participating bank lenders.
NOTE 5.   EARNINGS PER SHARE
    The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per share data)	2025	2024	2025	2024

Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$33,249	$59,639	$75,915	$85,709

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	25,056,517	24,980,792	25,030,798	24,934,786

Basic earnings (loss) per share	$1.33	$2.39	$3.03	$3.44

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$33,249	$59,639	$75,915	$85,709

Denominator for diluted earnings (loss) per share:
Weighted average shares outstanding	25,056,517	24,980,792	25,030,798	24,934,786
Effect of dilutive securities
Employee and outside director share-based awards	132,359	161,875	136,027	180,367
Denominator for diluted earnings (loss) per share	25,188,876	25,142,667	25,166,825	25,115,153

Diluted earnings (loss) per share	$1.32	$2.37	$3.02	$3.41
NOTE 6.   INCOME TAXES
    The Company operates in the United States and many foreign countries and is subject to the tax laws of many jurisdictions. Changes in tax laws, including modifications to dividend withholding tax laws, or the interpretation of tax laws can affect the Company’s earnings, as can the resolution of pending and contested tax issues. The Company's consolidated effective income tax rate is affected by various factors, including the mix and timing of domestic and foreign earnings, discrete items, and the effect of exchange rate changes on taxes.
Numerous countries in which Company operates have enacted or are in the process of enacting legislation to adopt a global minimum effective tax rate described in the Global Anti-Base Erosion framework rules, or Pillar Two, issued by the Organization for Economic Co-operation and Development (“OECD”). The Pillar Two legislation includes establishing a 15% global minimum tax rate on a country-by-country basis and was effective for the Company's fiscal year 2025. The Company performed an assessment of the potential impact on income taxes from enactment of the Pillar Two legislation. Based on the assessment, the Company did not have a material impact to the consolidated financial statements from the Pillar Two legislation in fiscal year 2026.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), (Public Law 119-21), was signed into law. The Company is still evaluating the potential impacts of the OBBBA; however, the Company does not anticipate it will have a material impact on the Company’s financial statements.
Three and nine months ended December 31, 2025
The Company's consolidated effective income tax rates for the three and nine months ended December 31, 2025 was 37.8% and 31.6%, respectively. The effective tax rate for the three and nine months ended December 31, 2025 was unfavorably impacted from a new 10% withholding tax law in Brazil on dividends paid to nonresident shareholders.
Three and nine months ended December 31, 2024
    The Company's consolidated effective income tax rates for the three and nine months ended December 31, 2024 was 23.0% and 25.9%, respectively.
NOTE 7.   GOODWILL AND OTHER INTANGIBLES
The Company's changes in goodwill at December 31, 2025 and 2024 consisted of the following:

(in thousands of dollars)	Nine Months Ended December 31,
	2025	2024
Balance at beginning of fiscal year	$213,840	$213,869
Foreign currency translation adjustment	(42)	(50)
Balance at end of period	$213,798	$213,819
The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at December 31, 2025 and 2024 and at March 31, 2025:

(in thousands, except useful life)				December 31, 2025
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(38,953)	$47,547
Trade names		5		11,100	(11,100)	—
Developed technology		13		9,300	(6,271)	3,029
Noncompetition agreements		4		4,000	(4,000)	—
Other		5		712	(653)	59
Total intangible assets				$111,612	$(60,977)	$50,635

				December 31, 2024
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(31,222)	$55,278
Trade names		5		11,100	(9,930)	1,170
Developed technology		13		9,300	(5,925)	3,375
Noncompetition agreements	4	—	5	4,000	(3,437)	563
Other		5		772	(714)	58
Total intangible assets				$111,672	$(51,228)	$60,444

				March 31, 2025
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(33,155)	$53,345
Trade names		5		11,100	(10,320)	780
Developed technology		13		9,300	(6,012)	3,288
Noncompetition agreements	4	—	5	4,000	(3,625)	375
Other		5		802	(754)	48
Total intangible assets				$111,702	$(53,866)	$57,836
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life, as noted above.
The Company's amortization expense for intangible assets for the three and nine months ended December 31, 2025 and 2024 was:

(in thousands of dollars)	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Amortization Expense	$1,847	$2,765	$7,111	$8,429
Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated statements of income. The amortization expense for other intangible assets is recorded in selling, general, and administrative expenses in the consolidated statements of income.
As of December 31, 2025, the expected future amortization expense for intangible assets was as follows:

Fiscal Year (in thousands of dollars)
2026 (excluding the nine months ended December 31, 2025)	$2,031
2027	8,124
2028	8,077
2029	7,494
2030 and thereafter	24,909
Total expected future amortization expense	$50,635
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
Cash Flow Hedging Strategy for Interest Rate Risk
In December 2025, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2025 (see Note 4 for additional information). Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At December 31, 2025, the total notional amount of the interest rate swaps was $310 million, which corresponded to a portion of the aggregate outstanding balance of the term loans.

Previously, the Company entered into receive-floating/pay-fixed interest rate swap agreements in December 2022 that were designated and qualified as cash flow hedges for two non-amortizing bank loans that were repaid concurrent with the entry into the Company's new bank credit facility in December 2025. Those swap agreements, which had an aggregate notional amount of $310 million, corresponding to a portion of the principal balance on the repaid loans, were terminated concurrent with the inception of the new swap agreements. The fair value of the previous swap agreements, approximately $1.0 million, was paid to the counterparties in December 2025 upon termination and is being amortized from accumulated other comprehensive loss into earnings as interest expense through the original maturity dates of those agreements.
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
The aggregate U.S. dollar notional amounts of forward and option contracts entered into for these purposes during the nine-month periods in fiscal years 2026 and 2025 was as follows:

	Nine Months Ended December 31,
(in millions of dollars)	2025	2024

Tobacco purchases	$42.2	$101.4
Processing costs	8.3	15.7
Operating costs	21.9	28.9
Total	$72.4	$146.0
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
The table below presents the expected timing of when the remaining accumulated other comprehensive gains and losses as of December 31, 2025 for cash flows hedges of tobacco purchases and crop input sales are expected to be recognized in earnings.

Hedging Program	Crop Year	Geographic Location(s)	Fiscal Year Earnings
Tobacco purchases	2026	Brazil	2027
Crop input sales	2026	Brazil	2027
Forward contracts related to processing and operating costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.
Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at December 31, 2025 and 2024, and March 31, 2025, were approximately $64.4 million, $66.7 million, and $17.7 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2025	2024	2025	2024

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(771)	$9,936	$(2,191)	$3,590
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$453	$997	$1,851	$3,986
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$688	$688	$2,065	$2,065
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(18)	$(10,217)	$1,085	$(12,769)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(942)	$(142)	$(3,519)	$462
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco and sales of crop inputs in Brazil

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$758	$1,127	$432	$538
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.
For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases and the crop input sales in Brazil, a net hedge loss of approximately $1.4 million remained in accumulated other comprehensive loss at December 31, 2025. That balance reflects gains and losses on contracts related to the 2026 Brazil crop, and the 2026 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through December 31, 2025. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.
Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at December 31, 2025 and 2024, and March 31, 2025:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		December 31, 2025	December 31, 2024	March 31, 2025		December 31, 2025	December 31, 2024	March 31, 2025

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$—	$6,310	$1,783	Other long-term liabilities	$1,271	$—	$—

Foreign currency exchange contracts	Other current assets	206	—	11	Accounts payable and accrued expenses	—	13,843	5,228
Total		$206	$6,310	$1,794		$1,271	$13,843	$5,228

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$1,010	$628	$291	Accounts payable and accrued expenses	$185	$3,392	$1,440
Total		$1,010	$628	$291		$185	$3,392	$1,440
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
Recurring Fair Value Measurements
At December 31, 2025 and 2024, and at March 31, 2025, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	December 31, 2025
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$149	$—	$—	$—	$149
Trading securities associated with deferred compensation plans	—	12,191	—	—	12,191
Foreign currency exchange contracts	—	—	1,216	—	1,216
Total financial assets measured and reported at fair value	$149	$12,191	$1,216	$—	$13,556

Liabilities
Interest rate swap agreements	$—	$—	$1,271	$—	$1,271
Foreign currency exchange contracts	—	—	185	—	185
Total financial liabilities measured and reported at fair value	$—	$—	$1,456	$—	$1,456

	December 31, 2024
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$149	$—	$—	$—	$149
Trading securities associated with deferred compensation plans	—	11,930	—	—	11,930
Interest rate swap agreements	—	—	6,310	—	6,310
Foreign currency exchange contracts	—	—	628	—	628
Total financial assets measured and reported at fair value	$149	$11,930	$6,938	$—	$19,017

Liabilities
Foreign currency exchange contracts	$—	$—	$17,235	$—	$17,235
Total financial liabilities measured and reported at fair value	$—	$—	$17,235	$—	$17,235

	March 31, 2025
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$149	$—	$—	$—	$149
Trading securities associated with deferred compensation plans	—	11,313	—	—	11,313
Interest rate swap agreements	—	—	1,783	—	1,783
Foreign currency exchange contracts	—	—	302	—	302
Total financial assets measured and reported at fair value	$149	$11,313	$2,085	$—	$13,547

Liabilities
Foreign currency exchange contracts	$—	$—	$6,668	$—	$6,668
Total financial liabilities measured and reported at fair value	$—	$—	$6,668	$—	$6,668
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
Long-term Debt
The following table summarizes the fair and carrying value of the Company’s long-term debt, and if applicable any current portion, at each of the balance sheet dates December 31, 2025, and 2024 and March 31, 2025:

(in millions of dollars)	December 31, 2025	December 31, 2024	March 31, 2025
Fair market value of long term obligations	$615	$618	$616
Carrying value of long term obligations	$620	$620	$620
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
Consolidation of tobacco sheet operations
As discussed in Note 2, the Company initiated a plan to consolidate the European Sheet tobacco operations into the Company's facility in the Netherlands. The Company is in the process of winding down its operations in Germany, that resulted in an impairment charge of $4.9 million for the long-lived assets in fiscal year 2025, to reduce their carrying value to fair value. The long-lived assets primarily consist of a processing facility, machinery and equipment, and administrative offices. After reassessing the fair value of the long-lived assets associated with the operations in Germany, an additional $1.0 million impairment charge was recognized during three-month period ended June 30, 2025
NOTE 10.   PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
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
The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended December 31,		Three Months Ended December 31,
(in thousands of dollars)	2025	2024	2025	2024

Service cost	$1,260	$1,315	$18	$22
Interest cost	2,261	2,875	266	259
Expected return on plan assets	(3,026)	(3,606)	(10)	(13)
Net amortization and deferral	84	174	(159)	(157)
Net periodic benefit cost	$579	$758	$115	$111

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
(in thousands of dollars)	2025	2024	2025	2024

Service cost	$3,771	$3,956	$52	$69
Interest cost	6,796	8,629	794	794
Expected return on plan assets	(9,080)	(10,820)	(32)	(41)
Net amortization and deferral	250	522	(480)	(477)
Net periodic benefit cost	$1,737	$2,287	$334	$345
During the nine months ended December 31, 2025, the Company made contributions of approximately $10.5 million to its pension plans. Additional contributions of $1.0 million are expected during the remaining three months of fiscal year 2026.
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
During the nine-month periods ended December 31, 2025 and 2024, the Company issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Nine Months Ended December 31,
	2025	2024

RSUs:
Number granted	116,360	134,360
Grant date fair value	$62.61	$49.08

PSUs:
Number granted	51,215	62,085
Grant date fair value	$55.89	$38.23
Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. The Company accounts for forfeitures of stock-based awards as they occur. For the nine-month periods ended December 31, 2025 and 2024, the Company recorded total stock-based compensation expense of approximately $9.9 million and $7.5 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $0.7 million during the remaining three months of fiscal year 2026.
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
Reportable segment data as of, or for, each period presented in the consolidated statements of income and comprehensive income, the consolidated balance sheets, and the consolidated statements of cash flows is as follows:

	Three Months Ended December 31, 2025			Three Months Ended December 31, 2024
	Tobacco Operations	Ingredients Operations	Consolidated	Tobacco Operations	Ingredients Operations	Consolidated
Sales and other operating revenues	$779,946	$81,342	$861,288	$853,884	$83,309	$937,193
Cost of goods sold	(634,173)	(67,527)	(701,700)	(678,885)	(64,720)	(743,605)
Selling, general and administrative expenses	(48,583)	(11,218)	(59,801)	(58,178)	(11,875)	(70,053)
Corporate overhead allocated to the segments	(14,403)	(2,723)	(17,126)	(16,404)	(3,055)	(19,459)
Equity in pretax earnings (loss) of unconsolidated affiliates (1)	1,257	—	1,257	2,149	—	2,149
Segment operating income	84,044	(126)	83,918	102,566	3,659	106,225
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (1)			(1,257)			(2,149)
Restructuring and impairment costs (2)			(711)			—
Consolidated total			$81,950			$104,076

	Nine Months Ended December 31, 2025			Nine Months Ended December 31, 2024
	Tobacco Operations	Ingredients Operations	Consolidated	Tobacco Operations	Ingredients Operations	Consolidated
Sales and other operating revenues	$1,944,065	$265,162	$2,209,227	$1,996,051	$248,954	$2,245,005
Cost of goods sold	(1,576,708)	(218,974)	(1,795,682)	(1,616,797)	(195,554)	(1,812,351)
Selling, general and administrative expenses	(133,394)	(35,296)	(168,690)	(138,383)	(36,527)	(174,910)
Corporate overhead allocated to the segments	(50,132)	(9,478)	(59,610)	(48,164)	(8,970)	(57,134)
Equity in pretax earnings (loss) of unconsolidated affiliates(1)	1,131	—	1,131	1,647	—	1,647
Segment operating income	184,962	1,414	186,376	194,354	7,903	202,257
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates(1)			(1,131)			(1,647)
Restructuring and impairment costs (2)			(1,833)			(10,573)
Consolidated operating income			$183,412			$190,037
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

	Segment Assets			Accounts Receivable, net
	December 31, 2025	December 31, 2024	March 31, 2025	December 31, 2025	December 31, 2024	March 31, 2025
Tobacco Operations	$2,498,015	$2,517,063	$2,436,416	$517,732	$590,731	$566,755
Ingredients Operations	519,499	523,356	553,136	53,779	59,290	59,121
Consolidated total	$3,017,514	$3,040,419	$2,989,552	$571,511	$650,021	$625,876

	Goodwill, net			Intangibles, net
	December 31, 2025	December 31, 2024	March 31, 2025	December 31, 2025	December 31, 2024	March 31, 2025
Tobacco Operations	$97,730	$97,751	$97,772	$59	$58	$47
Ingredients Operations	116,068	116,068	116,068	50,576	60,386	57,789
Consolidated total	$213,798	$213,819	$213,840	$50,635	$60,444	$57,836

			Capital Expenditures		Depreciation and Amortization
			Nine Months Ended December 31,		Nine Months Ended December 31,
			2025	2024	2025	2024
Tobacco Operations			$24,673	$30,127	$24,505	$29,603
Ingredients Operations			15,630	24,758	15,701	14,951
Consolidated total			$40,303	$54,885	$40,206	$44,554

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended December 31,
(in thousands of dollars)	2025	2024
Foreign currency translation:
Balance at beginning of year	$(42,639)	$(44,815)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	7,885	(3,014)
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	396	766
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	8,281	(2,248)
Balance at end of period	$(34,358)	$(47,063)

Foreign currency hedge:
Balance at beginning of year	$(4,914)	$(616)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(447) and $3,000)	3,155	(11,414)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(640) and $55) (1)	1,572	(10)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	4,727	(11,424)
Balance at end of period	$(187)	$(12,040)

Interest rate hedge:
Balance at beginning of year	$2,834	$8,488
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $577 and $(1,475))	(1,614)	2,115
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $1,030 and $2,486) (2)	(2,886)	(3,565)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(4,500)	(1,450)
Balance at end of period	$(1,666)	$7,038

Pension and other postretirement benefit plans:
Balance at beginning of year	$(35,332)	$(44,642)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $82 and $(30))(3)	(665)	(898)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(665)	(898)
Balance at end of period	$(35,997)	$(45,540)

Total accumulated other comprehensive loss at end of period	$(72,208)	$(97,605)
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

NOTE 14. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES
A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three and nine months ended December 31, 2025 and 2024 is as follows:

	Three Months Ended December 31, 2025			Three Months Ended December 31, 2024
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of three-month period	$1,469,982	$34,168	$1,504,150	$1,420,566	$37,438	$1,458,004
Changes in common stock
Accrual of stock-based compensation	1,358	—	1,358	874	—	874
Withholding of shares from stock-based compensation for grantee income taxes	(340)	—	(340)	—	—	—
Dividend equivalents on RSUs	199	—	199	305	—	305

Changes in retained earnings
Net income (loss)	33,249	8,339	41,588	59,639	8,157	67,796
Cash dividends declared
Common stock	(20,443)	—	(20,443)	(20,020)	—	(20,020)
Dividend equivalents on RSUs	(199)	—	(199)	(305)	—	(305)

Other comprehensive income (loss)	(998)	(141)	(1,139)	(10,449)	(373)	(10,822)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	—	(3,920)	(3,920)
Balance at end of period	$1,482,808	$42,366	$1,525,174	$1,450,610	$41,302	$1,491,912

	Nine Months Ended December 31, 2025			Nine Months Ended December 31, 2024
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,458,556	$41,982	$1,500,538	$1,437,207	$41,716	$1,478,923
Changes in common stock
Accrual of stock-based compensation	9,839	—	9,839	7,457	—	7,457
Withholding of shares from stock-based compensation for grantee income taxes	(8,067)	—	(8,067)	(3,715)	—	(3,715)
Dividend equivalents on RSUs	728	—	728	905	—	905

Changes in retained earnings
Net income	75,915	14,843	90,758	85,709	13,232	98,941
Cash dividends declared
Common stock	(61,278)	—	(61,278)	(60,028)	—	(60,028)
Dividend equivalents on RSUs	(728)	—	(728)	(905)	—	(905)

Other comprehensive income (loss)	7,843	(396)	7,447	(16,020)	(766)	(16,786)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(14,063)	(14,063)	—	(12,880)	(12,880)
Balance at end of period	$1,482,808	$42,366	$1,525,174	$1,450,610	$41,302	$1,491,912

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, the terms “we,” “our,” “us,” or “Universal” or the “Company” refer to Universal Corporation together with its subsidiaries. This Quarterly Report on Form 10-Q ("Form 10-Q") and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission (the "SEC") and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: product purchased not meeting quality and quantity requirements; reliance on a few large customers; anticipated levels of demand for and supply of our products and services; tobacco growing conditions and customer requirements; major shifts in customer requirements for leaf tobacco; higher inflation rates, tariffs and other pressures on costs; weather and other conditions; exposure to certain legal, regulatory and financial risks related to climate change; industry-specific risks related to our plant-based ingredients businesses; disruption of our supply chain for our plant-based ingredients; success in pursuing strategic investments or acquisitions and integration of new businesses and the impact of these new businesses on future results; our ability to maintain effective information technology systems and safeguard confidential information; our inability to attract, develop, retain, motivate, and maintain good relationships with our workforce; our dependence on a seasonal workforce; epidemics, pandemics or similar widespread public health concerns; government efforts to regulate the production and consumption of tobacco products; government actions on the sourcing of leaf tobacco; economic and political conditions in the countries in which we and our customers operate, including the ongoing impacts from international conflicts; sustainability considerations from governments and other stakeholders; changes in tax laws in the countries where we do business; material weaknesses in our internal control over financial reporting; our inability to use a Form S-3 registration statement; failure of our customers or suppliers to repay extensions of credit; changes in exchange rates; changes in interest rates; and low investment performance by our defined benefit pension plan assets and changes in pension plan valuation assumptions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the "2025 Form 10-K"). We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report, except as required by law. This Form 10-Q should be read in conjunction with our 2025 Form 10-K.

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

Results of Operations
Overview
Universal delivered solid performance in the quarter and nine months ended December 31, 2025. Revenue was down 2% and 8% and operating income was down 3% and 21%, respectively, in the nine months and quarter ended December 31, 2025, on challenging comparisons to very strong tobacco operations performance in the same periods in the prior fiscal year. Our tobacco operations generated segment operating income of $185.0 million and $84.0 million, respectively, for the nine months and quarter ended December 31, 2025. Tobacco shipments progressed smoothly, and customer demand remained firm in the nine months and quarter ended December 31, 2025, for most tobacco styles. As tobacco market dynamics evolve toward oversupply, we believe our long track record in sourcing and local expertise in our operating regions position us well to navigate the environment effectively and optimize results under a range of conditions.

In our Universal Ingredients business, we maintained revenue growth for the nine months ended December 31, 2025, in the face of challenging market conditions with softer customer demand and tariff impacts. Results for the quarter ended December 31, 2025, reflected market headwinds and higher fixed costs from the significant investments we have made. We remain focused on converting customer interest into sales and advancing the growth of our solutions-based portfolio.

During the quarter ended December 31, 2025, we also refinanced, extended the maturity of, and upsized our credit facility by $250 million, enhancing liquidity and financial flexibility to advance our strategic priorities.

FINANCIAL HIGHLIGHTS
	Three Months Ended December 31,		Change	Nine Months Ended December 31,		Change
(in millions of dollars, except per share data)	2025	2024	%	2025	2024	%

Consolidated Results
Sales and other operating revenue	$861.3	$937.2	(8)%	$2,209.2	$2,245.0	(2)%
Cost of goods sold	$701.7	$743.6	(6)%	$1,795.7	$1,812.4	(1)%
Gross profit margin percentage	18.5%	20.7%	-220 bps	18.7%	19.3%	-60 bps
Selling, general and administrative expenses	$76.9	$89.5	(14)%	$228.3	$232.0	(2)%
Restructuring and impairment costs	$0.7	$—	100%	$1.8	$10.6	(83)%
Operating income	$82.0	$104.1	(21)%	$183.4	$190.0	(3)%
Adjusted operating income (non-GAAP)*	$82.7	$104.1	(21)%	$185.2	$200.6	(8)%
Net income attributable to Universal Corporation	$33.2	$59.6	(44)%	$75.9	$85.7	(11)%
Adjusted net income attributable to Universal Corporation (non-GAAP)*	$34.0	$59.6	(43)%	$77.7	$96.2	(19)%
Diluted earnings (loss) per share	$1.32	$2.37	(44)%	$3.02	$3.41	(11)%
Adjusted diluted earnings (loss) per share (non-GAAP)*	$1.35	$2.37	(43)%	$3.09	$3.83	(19)%
Segment Results
Tobacco operations sales and other operating revenues	$779.9	$853.9	(9)%	$1,944.1	$1,996.1	(3)%
Tobacco operations operating income	$84.0	$102.6	(18)%	$185.0	$194.4	(5)%
Ingredients operations sales and other operating revenues	$81.3	$83.3	(2)%	$265.2	$249.0	7%
Ingredients operations operating income (loss)	$(0.1)	$3.7	(103)%	$1.4	$7.9	(82)%
*See Reconciliation of Certain Non-GAAP Financial Measures in Other Items below.

Quarter Ended December 31, 2025, compared to Quarter Ended December 31, 2024

Consolidated Results

Revenue decreased by 8%, or $75.9 million, compared to the quarter ended December 31, 2024, primarily driven by lower tobacco sales volumes and prices as well as ingredients product mix.

Operating income decreased by 21%, or $22.1 million, in the quarter ended December 31, 2025, compared to the quarter ended December 31, 2024, on a 8% decrease in tobacco sales volumes and higher inventory write-downs, primarily with respect to dark air-cured tobacco, of $6.2 million, partially offset by favorable foreign currency comparisons of $7.9 million and lower sales commissions of $2.7 million.

Selling, general, and administrative expenses were down by 14%, or $12.6 million, primarily due to favorable foreign currency comparisons of $7.9 million, lower sales commissions of $2.7 million, and lower compensation costs of $3.3 million in the quarter ended December 31, 2025, compared to the quarter ended December 31, 2024.

Adjusted operating income was down by $21.4 million and adjusted net income attributable to Universal Corporation was down by $25.7 million in the quarter ended December 31, 2025, compared to the quarter ended December 31, 2024, largely on lower tobacco sales volumes and higher inventory write-downs, partially offset by favorable foreign currency comparisons.

Tobacco Operations Segment

Revenue decreased by 9%, or $73.9 million, for the quarter ended December 31, 2025, compared to the quarter ended December 31, 2024, primarily on an 8% decrease in tobacco sales volumes due to lower sales of certain types of tobacco as well as the timing of tobacco shipments. Operating income for the Tobacco Operations segment decreased by 18%, or $18.5 million, for the third quarter of fiscal year 2026, compared to third quarter of fiscal year 2025, on lower tobacco sales volumes and higher tobacco inventory write-downs, primarily dark air-cured tobacco, of $6.1 million. Selling, general, and administrative expenses were lower by $9.6 million for the segment mainly due to favorable foreign currency comparisons of $7.8 million and lower sales commissions of $2.6 million in the quarter ended December 31, 2025, compared to the quarter ended December 31, 2024.

Ingredients Operations Segment

Revenue for the Ingredients Operations segment decreased by 2%, or $2.0 million, for the quarter ended December 31, 2025, compared to the quarter ended December 31, 2024, on product mix and market headwinds, including weakness in the consumer-package-goods sector and tariff impacts. Operating income for the segment decreased by 103%, or $3.8 million, on higher fixed costs, including depreciation from our expanded Universal Ingredients production facility, market headwinds, product mix, and higher inventory write-downs.

Additional Items

Cost of goods sold decreased by 6%, or $41.9 million, in the quarter ended December 31, 2025, compared to the quarter ended December 31, 2024, largely on lower tobacco sales volumes and ingredients product mix.

Interest expense was down by 11%, or $2.0 million, in the quarter ended December 31, 2025, compared to the quarter ended December 31, 2024, on lower interest rates and debt balances.

Restructuring and impairment costs of $0.7 million in the quarter ended December 31, 2025.

The consolidated effective tax rate for the three months ended December 31, 2025, was 37.8%. The consolidated tax rate for the three months ended December 31, 2024, was 23.0%. The consolidated effective tax rate for the three months ended December 31, 2025, was higher than the consolidated tax rate for the three months ended December 31, 2024, due to the impact of certain withholding taxes on dividends from foreign subsidiaries and the mix of domestic and foreign earnings.

Nine Months Ended December 31, 2025, compared to Nine Months Ended December 31, 2024

Consolidated Results

Revenue decreased by 2%, or $35.8 million, in the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, on lower tobacco sales volumes, partially offset by higher third-party tobacco processing volumes in our Tobacco Operations segment and a favorable product mix in our Ingredients Operations segment.

Operating income decreased by 3%, or $6.6 million, in the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, on lower sales volumes in our Tobacco Operations segment and higher fixed costs and market headwinds, including broader softness in the consumer-packaged-goods sector, in our Ingredients Operations segment, partially offset by favorable foreign currency comparisons.

Selling, general, and administrative expenses were down 2%, or $3.7 million, primarily due to favorable foreign currency comparisons of $10.0 million and lower tobacco sales commissions of $6.6 million partially offset by higher compensation costs of $2.8 million, legal and professional fees of $4.1 million, and provisions for farmer advances of $2.2 million in the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024.

Adjusted operating income and adjusted net income attributable to Universal Corporation were down by $15.4 million and $18.4 million, respectively, in the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, on lower sales volumes in our Tobacco Operations segment and higher fixed costs and market headwinds, including broader softness in the consumer-packaged-goods sector, in our Ingredients Operations segment, partially offset by favorable foreign currency comparisons.

Tobacco Operations Segment

Revenue decreased by 3%, or $52.0 million, for the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, on a 4% decline in tobacco sales volumes on lower sales of certain types of tobacco, partially offset by increased third-party tobacco processing revenue. Operating income for the Tobacco Operations segment decreased by 5%, or $9.4 million, for the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, largely on lower tobacco sales volumes due to lower sales of certain types of tobacco. Selling, general, and administrative expenses were lower by approximately $5.0 million for the segment mainly due to favorable foreign currency comparisons of $9.5 million and lower tobacco sales commissions of $6.5 million, which were partially offset by higher compensation costs of $4.3 million, legal and professional fees of $1.6 million, and provisions for farmer advances of $2.2 million in the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024. Uncommitted tobacco inventory levels remained in our target range at about 17% of total tobacco inventory as of December 31, 2025.

Ingredients Operations Segment

Revenue for the Ingredients Operations segment increased by 7%, or $16.2 million, for the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, on increased sales driven by organic growth. Operating income for the segment decreased by 82%, or $6.5 million, due to product mix and higher fixed costs, including depreciation from our expanded Universal Ingredients production facility, as well an increase in inventory write-downs of $3.9 million. Market headwinds, including broader softness in the consumer-packaged-goods sector and tariff impacts, also impacted the segment in the nine months ended December 31, 2025.

Additional Items

Cost of goods sold decreased by 1%, or $16.7 million, in the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, largely due to lower sales volumes in our Tobacco Operations segment.

Interest expense was down by 10%, or $5.8 million, in the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, on lower interest rates and debt balances.

Restructuring and impairment costs of $1.8 million in the nine months ended December 31, 2025, compared to $10.6 million in the nine months ended December 31, 2024, were primarily related to the consolidation of the Company’s European tobacco sheet operations.

The consolidated effective tax rate for the nine months ended December 31, 2025, was 31.6%. The consolidated tax rate for the nine months ended December 31, 2024, was 25.9%. The consolidated effective tax rate for the nine months ended December 31, 2025, was higher than the consolidated tax rate for the nine months ended December 31, 2024, due to the impact of certain withholding taxes on dividends from foreign subsidiaries and the mix of domestic and foreign earnings.

Sustainability

During the quarter ended December 31, 2025, Universal published its Fiscal Year 2025 Sustainability Report, highlighting progress across key environmental and supply chain priorities. In fiscal year 2025, the Company increased renewable electricity consumption nearly sixfold year over year, with 17.7% of global electricity sourced from renewable energy, supporting its science-based emissions targets and commitment to achieve net-zero greenhouse gas emissions across the value chain by 2050.

The Company also continued to enhance supply chain transparency and farmer engagement through MobiLeafTM, its digital farm data platform, and maintained direct relationships with more than 200,000 contracted farmers worldwide.

Other Items

Reconciliation of Certain Non-GAAP Financial Measures:
The following tables set forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2025	2024	2025	2024
As Reported: Consolidated operating income	$81,950	$104,076	$183,412	$190,037
Restructuring and impairment costs(1)	711	—	1,833	10,573
As Adjusted operating income (non-GAAP)	$82,661	$104,076	$185,245	$200,610

Adjusted Net Income Attributable to Universal Corporation and Adjusted Diluted Earnings Per Share Reconciliation

(in thousands except for per share amounts)	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
As Reported: Net income attributable to Universal Corporation	$33,249	$59,639	$75,915	$85,709
Restructuring and impairment costs(1)	711	—	1,833	10,573
Total of non-GAAP adjustments to income before income taxes	711	—	1,833	10,573
Non-GAAP adjustments to income taxes
Income tax benefit from restructuring and impairment costs(1)(2)	—	—	(35)	(132)
Total of income tax impacts for non-GAAP adjustments to income before income taxes	—	—	(35)	(132)
As adjusted: Net income attributable to Universal Corporation (non-GAAP)	$33,960	$59,639	$77,713	$96,150
As reported: Diluted earnings per share	$1.32	$2.37	$3.02	$3.41
As adjusted: Diluted earnings per share (non-GAAP)	$1.35	$2.37	$3.09	$3.83

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

The following table reconciles total debt to net debt and net capitalization:

Net Debt and Net Capitalization Reconciliation
	December 31,	December 31,	March 31,
(in thousands)	2025	2024	2025
Add: Notes payable and overdrafts	$462,248	$538,526	$455,039
Add: Long-term obligations	616,585	617,780	617,918
Add: Current portion of long-term obligations	—	—	—
Total Debt	1,078,833	1,156,306	1,072,957
Add: Customer advances and deposits	1,667	3,362	3,763
Less: Cash and cash equivalents	85,227	215,108	260,115
Net Debt (non-GAAP)	$995,273	$944,560	$816,605
Add: Total Universal Corporation shareholders' equity	1,482,808	1,450,610	1,458,556
Net Capitalization (non-GAAP)	$2,478,081	$2,395,170	$2,275,161

Net Debt/Net Capitalization (non-GAAP)	40%	39%	36%
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

After significant seasonal working capital investment in our tobacco operations in the first half of our fiscal year, we generally see tobacco inventory levels and other working capital items decrease in the second half of the fiscal year as tobacco crops in Africa, South America, and the United States are being shipped. Our working capital needs followed this pattern in the nine months ended December 31, 2025, and we funded these working capital needs using a combination of cash on hand, short-term borrowings, customer advances, account receivables factoring, and operating cash flows. In contrast, in the nine months ended December 31, 2024, certain tobacco purchases that would have typically been made in fiscal year 2025 had been made in fiscal year 2024 due to market conditions, which reduced required working capital investments in the nine months ended December 31, 2024.

Operating Activities
Net cash used by our operations was $58.0 million during the nine months ended December 31, 2025. That amount was $226.3 million higher than during the same period in fiscal year 2025, primarily on lower working capital requirements in the nine months ended December 31, 2024. Tobacco inventory levels at December 31, 2025, were up $66.0 million, compared to December 31, 2024 levels, on larger crop sizes. We generally do not purchase material quantities of tobacco on a speculative basis, and we target committed inventory levels of 80% or more of total tobacco inventory. Our level of committed inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders. In addition, when we contract directly with tobacco farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. As of December 31, 2025, our uncommitted tobacco inventories were $165.9 million, or about 17% of total tobacco inventory, compared to $164.0 million, or about 20% of our tobacco inventory as of March 31, 2025, and $94.3 million, or about 10% of our tobacco inventory as of December 31, 2024.

Our balance sheet accounts reflected seasonal patterns in the nine months ended December 31, 2025, on deliveries of tobacco crops by farmers in Africa, South America, and the United States. Cash and cash equivalents were down $174.9 million from March 31, 2025 levels, on seasonal working capital needs. Accounts receivable were down $54.4 million from March 31, 2025 levels largely on the timing of collections on receivables. Accounts receivable--unconsolidated affiliates increased by $55.2 million from March 31, 2025 levels, on larger tobacco crop sizes.

Accounts receivable and notes payable and overdrafts were down $78.5 million and $76.3 million, respectively, as of December 31, 2025, compared to December 31, 2024, largely due to accounts receivable factoring. Accounts receivable--unconsolidated affiliates were $61.8 million higher as of December 31, 2025, compared to the same period in the prior fiscal year, on larger tobacco crop sizes. Cash and cash equivalents were down $129.9 million as of December 31, 2025, compared to December 31, 2024, due to a higher of use of cash and cash equivalents to fund working capital needs in fiscal year 2026.

Investing Activities
Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities for our ingredients business; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return as well as leverage our assets and expertise or enhance our farmer base. Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the nine months ended December 31, 2025 and 2024, we invested approximately $40.3 million and $54.9 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $33.0 million and $36.1 million for the nine months ended December 31, 2025 and 2024, respectively. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, invest in sustainability projects, add value for our customers, and position ourselves for future growth. We currently expect to spend approximately $45 to $55 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.

Our Board of Directors approved our current share repurchase program in November 2024. The program authorizes the purchase of up to $100 million of our common stock through November 15, 2026. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended December 31, 2025, we did not purchase any shares of common stock. As of December 31, 2025, our available authorization under our current share repurchase program was $100 million.

Financing Activities
At December 31, 2025, we had $1.1 billion in total debt outstanding, a decrease of $77.5 million compared to December 31, 2024. We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt increased by $50.7 million to $995.3 million at December 31, 2025, compared to December 31, 2024. Net debt as a percentage of net capitalization was 40% at December 31, 2025, up from 39% at December 31, 2024, and up from 36% at March 31, 2025.

On December 9, 2025, we entered into a new bank credit agreement that replaced our then-existing bank credit agreement dated December 15, 2022. The new unsecured bank credit agreement established a funded $275 million five-year term loan, a funded $345 million seven-year term loan, and a five-year committed revolving loan facility of $780 million. Both term loans were fully funded at closing, require no amortization, and are prepayable without penalty prior to maturity. A $275 million term five-year term loan and a $530 million revolving credit facility, both of which would have matured in December 2027, as well as a $375 million seven-year term loan, which would have matured in December 2029, were terminated and replaced in conjunction with the execution of the new bank credit agreement. Our obligations under the new bank credit agreement are guaranteed by our subsidiary, Universal Ingredients, Inc. The financial covenants under the new bank credit agreement require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. Under applicable accounting guidance, a significant portion of the replacement of the term loans was accounted for as a debt modification rather than a debt extinguishment.

As of December 31, 2025, we had $85.2 million in cash and cash equivalents, $595 million available under our committed revolving credit facility that will mature in December 2030, and we, together with our consolidated affiliates, had approximately $237 million in available, uncommitted credit lines. The financial covenants under our committed revolving credit facility require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. Based on our December

31, 2025 financial statements, we were in compliance with all financial covenants of our debt agreements as of December 31, 2025. We have no long-term debt maturing until fiscal year 2031.

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

Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At December 31, 2025, the fair value of our outstanding interest rate swap agreements was a liability of about $1.3 million, and the notional amount swapped was $310 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on a portion of our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecasted purchases of tobacco, related processing costs, and crop input sales, as well as our net monetary balance sheet exposures in local currency. We generally account for our hedges of forecasted tobacco purchases as cash flow hedges. As of December 31, 2025, the fair value of our open hedges for forecasted tobacco purchases and crop inputs was a net asset of approximately $0.2 million. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net asset of approximately $0.8 million as of December 31, 2025.

Critical Accounting Estimates
A summary of our critical accounting policies is included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2025 Form 10-K. Our critical accounting policies have not changed from those reported in the 2025 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company's market risk during the nine months ended December 31, 2025. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the 2025 Form 10-K.
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
While the material weakness did not result in a material misstatement of the Company’s consolidated financial statements for the fiscal year ended March 31, 2025 or the quarter ended December 31, 2025, there is a reasonable possibility that these deficiencies could have resulted in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
Notwithstanding the material weakness, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s consolidated financial statements included in the 2025 Form 10-K were fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented. Therefore, no restatement of any prior period financial statements was required.
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
Changes in Internal Control Over Financial Reporting
Except for the material weakness and implementation of the remediation plan described above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY
    The following table sets forth repurchased shares of our common stock during the three-month period ended December 31, 2025:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

October 1-31, 2025	—	$—	—	$100,000,000
November 1-30, 2025	—	—	—	100,000,000
December 1-31, 2025	—	—	—	100,000,000
Total	—	$—	—	$100,000,000
(1)Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.
(2)Amounts listed for average price paid per share include broker commissions paid in the transactions.
(3)On November 7, 2024, the Company's Board of Directors, approved a stock repurchase program for the purchase of up to $100 million in common stock in open market or privately negotiated transactions through November 15, 2026, subject to market conditions and other factors. The program had $100 million of remaining capacity for repurchases of common stock at December 31, 2025.
Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain provisions of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at December 31, 2025.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

 ITEM 6.   EXHIBITS

10.1
Credit Agreement, dated December 9, 2025, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Truist Bank and AgFirst Farm Credit Bank, as Co-Syndication Agents, and First Horizon Bank, KeyBank National Association, CitiBank, N.A., Bank Of America, N.A., UBS Switzerland AG, Atlantic Union Bank, and Capital One, N.A., as Co-Documentation Agents (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated December 9, 2025, File No. 001-000652).

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

UNIVERSAL CORPORATION
(Registrant)

Date:	February 9, 2026	/s/ Johan C. Kroner
Johan C. Kroner, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	February 9, 2026	/s/ Scott J. Bleicher
Scott J. Bleicher, Vice President and Controller
(Principal Accounting Officer)