Form 10-K
period 2026-03-31
UNIVERSAL CORP /VA/
filed 2026-06-01
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE FISCAL YEAR ENDED	MARCH 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates, based upon the closing sales price on the New York Stock Exchange of the registrant's common stock on September 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.4 billion.
As of May 28, 2026, the total number of shares of common stock outstanding was 24,923,496.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant's 2026 Proxy Statement for the 2026 Annual Meeting of Shareholders, which will be filed no later than 120 days after the close of the registrant's fiscal year ended March 31, 2026.

UNIVERSAL CORPORATION
FORM 10-K

Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”), contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Among other things, these statements relate to Universal Corporation’s financial condition, results of operations and future business plans, operations, opportunities, and prospects. In addition, Universal Corporation and its representatives may make written or oral forward-looking statements from time to time, including statements contained in other filings with the Securities and Exchange Commission (the “SEC”) and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: product purchased not meeting quality and quantity requirements; reliance on a few large customers; anticipated levels of demand for and supply of our products and services; tobacco growing conditions and customer requirements; major shifts in customer requirements for leaf tobacco; higher inflation rates, tariffs and other pressures on costs; weather and other conditions; exposure to certain legal, regulatory, and financial risks related to climate change; industry-specific risks related to our plant-based ingredients businesses; disruption of our supply chain for our plant-based ingredients; success in pursuing strategic investments or acquisitions and integration of new businesses and the impact of these new businesses on future results; our ability to maintain effective information technology systems and safeguard confidential information; our inability to attract, develop, retain, motivate, and maintain good relationships with our workforce; our dependence on a seasonal workforce; epidemics, pandemics or similar widespread public health concerns; government efforts to regulate the production and consumption of tobacco products; government actions on the sourcing of leaf tobacco; economic and political conditions in the countries in which we and our customers operate, including the ongoing impacts from international conflicts; sustainability considerations from governments and other stakeholders; changes in tax laws in the countries where we do business; failure of our customers or suppliers to repay extensions of credit; changes in exchange rates; changes in interest rates; and low investment performance by our defined benefit pension plan assets and changes in pension plan valuation assumptions. For a description of factors that could cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors.” We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this Annual Report. In addition, the discussion of the impact of current trends on our business in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Information Regarding Trends and Management’s Actions” in Item 7 should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report.
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
Our business strategy focuses on three pillars: maximizing and optimizing our Tobacco Operations segment, growing our Ingredients Operations segment, and strengthening our Company for the future. In our Tobacco Operations segment, we continue to look for opportunities to increase our sales volumes and market share, expand services across our customers’ supply chains, participate in the evolution of next generation products, and improve operating efficiency. In our Ingredients Operations segment, we seek opportunities to grow both organically and through disciplined acquisitions to provide customers with a solutions-based portfolio of value-added product offerings. Under our corporate pillar, we pursue strategies and initiatives intended to strengthen and support our Company for the future. These strategies and initiatives are expected to focus on efficient financial management, effective human capital management, optimal utilization of technology, including artificial intelligence (“AI”), and operational synergies between our business segments. Our goal is to drive excellence across the Company and position Universal for long-term success and value creation.
We generated approximately $2.9 billion in consolidated revenues and earned $168.5 million in total operating income and $214.8 million in total segment operating income in fiscal year 2026. We are a holding company that operates through numerous directly and indirectly owned subsidiaries. Our primary subsidiaries are Universal Leaf Tobacco Company, Incorporated, which is associated with our Tobacco Operations segment, and Universal Ingredients, Inc. (“Universal Ingredients”)(formerly Universal Global Ventures, Incorporated), which is associated with our Ingredients Operations segment.
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
We contract directly with farmers and farmer organizations in most of the countries in which we operate. Partnering with Universal offers most growers the added benefit of access to crop input packages (including advances of seeds or seedlings and fertilizer) that may not otherwise be readily available. As we are dedicated to promoting a sustainable farmer base, Universal provides significant agronomic support throughout a growing season, including educational programs in such matters as good agricultural practices (“GAP”), the reduction of non-tobacco related materials, product traceability, environmental sustainability, agricultural labor standards, and social responsibility.
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
We conduct our tobacco business in varying degrees in a number of countries, including Bangladesh, Brazil, Canada, the Dominican Republic, Ecuador, France, Germany, Guatemala, Hungary, India, Indonesia, Italy, Malawi, Mexico, Mozambique, the Netherlands, Paraguay, the People’s Republic of China, the Philippines, Poland, the Republic of South Africa, Singapore, Spain, Switzerland, the United Arab Emirates, the United States, and Zimbabwe. In addition, our oriental tobacco joint venture, Socotab, L.L.C., has operations in Bulgaria, Greece, the Republic of North Macedonia, and Türkiye. We also operate in major dark tobacco producing countries, including the United States, the Dominican Republic, Ecuador, Indonesia, Paraguay, the Philippines, and Brazil.
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
We believe our Tobacco Operations will continue to produce solid financial returns and enhance shareholder value through the following key operating principles:
•Strategic market position. By working closely with both our customers and our suppliers throughout the year, we seek to ensure the consistent delivery of a product that meets our customers' needs and to cultivate a strong, sustainable supplier base. We also aim to maximize supply chain efficiencies by balancing product purchases against indicated customer demand and maintaining global procurement and production operations.

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
Customers
A material part of our tobacco business is dependent upon a few customers. Sales to our top five customers, with whom we have long-standing relationships, have accounted for more than 50% of our consolidated revenues for each of the past three fiscal years. For the fiscal year ended March 31, 2026, each of Imperial Brands plc and Philip Morris International Inc., including their respective affiliates, accounted for 10% or more of our revenues.
Competition
Competition among leaf tobacco suppliers is based on the ability to meet customer specifications in the growing, buying, processing, and financing of tobacco, and on the prices charged for products and services. The number of competitors varies in each operating country, but there is competition in most areas to buy and sell the available tobacco. Our principal competitor is Pyxus International, Inc. (“Pyxus”), and we consider ourselves and Pyxus to be the only global leaf suppliers based on our worldwide scope of operations. However, Universal is the only global leaf tobacco supplier with operations in the Dominican Republic, Ecuador, Hungary, Italy, Mexico, Mozambique, Paraguay, the Philippines, and Poland and that participates meaningfully in the sale and production of dark air-cured tobaccos. Most of our major customers are partially vertically integrated, thus they also compete with us for the purchase of leaf tobacco in several of the major markets. However, each of our customers generally has specific preferences for certain styles of tobacco leaves and only utilizes certain stalk positions of the tobacco plant. In contrast, we have the ability to commercialize the entire tobacco plant and supply all major varieties of tobacco.
In most major leaf tobacco markets, smaller competitors are active and typically are opportunistic and have lower overhead requirements, but they generally provide less agronomic support to farmers. Due to their lower cost structures, they tend to offer a lower price, but among other things, our long-term presence, our investments in employees, facilities and communities, our GAP and Agricultural Labor Practices (“ALP”) programs, our sustainability efforts and supply chain monitoring as well as our quality controls add value for our customers in an increasingly regulated world. Our GAP training supports an approach to farming that is focused on sustainability, sound field production, and fair labor management practices that promote farmer profitability and reflect environmental sensitivity. We provide comprehensive training, technical support in the field, and crop analytics through ongoing research and development. Our major customers increasingly require these services, and we believe our programs increase the quality and value of the products and services we offer. In addition, our customers value the security of supply that we can provide due to our strong relationships with our farmer base and our global footprint.

Ingredients Operations
Similar to Universal’s Tobacco Operations, our Ingredients Operations source raw materials globally and utilize value-added manufacturing processes to provide customers with a consistent, high-quality, and reliable supply of plant-based ingredients. Through the Universal Ingredients platform, we produce and supply a broad portfolio of products, including fruit and vegetable juices and concentrates, purees, dehydrated products, botanical extracts, flavorings, colorings, and other customized, value-added ingredient solutions.
The Universal Ingredients platform has been built through strategic investments in established businesses with strong operating histories and complementary capabilities across fruits, vegetables, and flavorings. Our primary subsidiaries – FruitSmart, Inc. (“FruitSmart”), Silva International, Inc. (“Silva”), and Shank’s Extracts, LLC d/b/a Universal Ingredients–Shank's (“Universal Ingredients–Shank’s”) – operate in distinct but highly complementary categories. Collectively, these businesses enable the delivery of integrated, customized solutions that leverage sourcing, processing, and product development capabilities across the platform.
FruitSmart supplies a diversified portfolio of fruit- and vegetable-based ingredients to customers in the United States and international markets, including juices, concentrates, essences, purees, pomaces, fibers, seeds, and seed-based products. Core offerings include not-from-concentrate apple juice and a range of juice concentrates, including apple, blueberry, Concord grape, and raspberry. Headquartered in the Yakima Valley in Washington State, FruitSmart operates separate liquid and dry production facilities. The business focuses on operational efficiency, capacity utilization, and health and safety initiatives, while positioning its portfolio of products to benefit from increasing demand for premium, better-for-you, and functional ingredients.
Silva procures over 70 types of dehydrated vegetables, fruits, and herbs and spices from over 20 countries around the world and specializes in processing natural materials into dehydrated vegetable- and fruit-based ingredients tailored for a range of food applications. Silva’s product portfolio includes vegetable blends and individual ingredients such as peppers, spinach, carrots, and pumpkin. Headquartered in Momence, Illinois, Silva operates a large-scale manufacturing facility and maintains strong supplier relationships and quality control processes to support consistent, high-quality supply of ingredients. Silva has established a strong position in clean-label, natural, and specialty dehydrated ingredients, providing solutions for diverse applications in the human food industry as well as the pet food market.
Universal Ingredients–Shank’s provides a diversified portfolio of botanical extracts, distillates, natural and artificial flavors, and colors for industrial and private label customers worldwide, with particular expertise in vanilla. The business also offers custom formulation, bottling, and packaging services. The manufacturing campus in Lancaster, Pennsylvania includes extraction, blending, and aseptic processing and packaging capabilities, supported by refrigerated storage and expanded production capacity. Recent investments in this facility have enhanced the business’s ability to serve growth categories, including beverages, food service, and specialty applications, while enabling greater innovation and speed to market.
To support the continued growth of Universal Ingredients, we have made investments in centralized sales, marketing, and product development capabilities that operate across the platform. Our research and development team, including our product development lab in Lancaster, Pennsylvania, is staffed with food scientists and technical professionals who collaborate with customers to develop and commercialize new products. These capabilities support a wide range of applications, including ready-to-drink beverages, coffees, teas, carbonated beverages, nutritional products, and bakery items. Our teams work closely with our research and development professionals to provide integrated solutions and to leverage the full breadth of the platform’s capabilities in bringing products to market.
We believe our ability to combine global sourcing, value-added processing, and customer-focused innovation differentiates us in this highly-fragmented market. Over time, we intend to explore the enhancement of our product offerings and the promotion of operational efficiencies by leveraging our global supply chain, agronomic expertise, and long-standing relationships with growers and suppliers.
Customers
Our Ingredients Operations primarily serve the food and beverage industry, including multinational consumer packaged goods companies, food service providers, beverage manufacturers, and retailers, as well as regional and specialty brands. These customers operate across diverse end-markets and applications, spanning a wide range of distribution channels.
Many customers across these end-markets place value on research and development, application expertise, and collaborative product innovation. To support these needs and anticipated growth, our recent investments, particularly in the Lancaster, Pennsylvania facility, have expanded our research and development and application capabilities, as well as production capacity in beverage, food service, and related channels. These investments enhance the platform’s ability to support customized formulations, rapid product development, and reinforce readiness to meet evolving customer demand over time.
Competition
The plant-based ingredients market is large and highly fragmented, with thousands of participants ranging from small, privately-owned companies to large multinational suppliers. Many competitors focus on specific product categories or regional markets and may have more limited capabilities in areas such as product development, integrated sourcing, or large-scale capital investment.
We compete by offering high-quality, customized ingredient solutions supported by global sourcing capabilities, value-added processing, and integrated platform-level sales, marketing, and product development. We believe our scale, breadth of capabilities, customer relationships, and continued investments in innovation and capacity position Universal Ingredients to compete effectively across its markets.
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
We are a global agriproducts supplier operating in numerous countries around the world, and we primarily focus our sustainability efforts on our own operations and the farmers in our supply chain with whom we contract for raw materials. Sustainability efforts with respect to our facilities around the world involve the adoption and implementation of policies and procedures related to environmental impacts, workforce protections and programs such as those we address in “Human Capital Management” below, and other important considerations. Sustainability efforts in our supply chain emphasize important issues related to the countries and communities in which we operate and include and focus on the protection of tobacco farm worker rights through appropriate agricultural labor practices and monitoring the reduction of environmental impacts through compliance with industry-recognized GAP programs, as well as our own environmental programs and initiatives.
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
Recent Initiatives
Universal released our 2025 Sustainability Report in January 2026, highlighting our efforts in reducing emissions, conserving resources, advancing fair labor practices, and improving farmer livelihoods. Responsible business practices are integrated into Universal’s business strategy.
As disclosed in our 2025 Sustainability Report, we continued to support our supply chain sustainability goals and achieve measurable results across key environmental and social priorities. Our leaf technicians made over 2 million visits to more than 200,000 contracted farmers to maintain our visibility and traceability in our supply chain. Our operations continue to enhance transparency and collaboration with our stakeholders by reporting to the Sustainable Tobacco Program and training over 200,000 farmers on GAP and ALP to advance environmental and human rights best practices throughout our contracted farmer base.
Universal’s climate transition plan includes reducing fossil fuel use, purchasing renewable forms of electricity, and enhancing operational efficiencies throughout our operations and value chain. To align our carbon reduction strategy with industry standards, we updated our emissions reduction goals and received approval of near-term, long-term and net zero emissions targets from the Science Based Target Initiative (SBTI) during 2025. These actions support the Company’s goal of reaching net-zero greenhouse gas emissions across the value chain by 2050.
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
As of March 31, 2026, we employed more than 25,000 employees, operating in over 30 different countries across five continents. Approximately 55% of our employees are seasonal and approximately 45% are full-time employees. Almost 42% of our employees are female and more than 23% of our managers are female. Globally, Universal has 13 collective bargaining agreements in place, covering approximately 30% of our workforce. The sizeable seasonal nature of our global workforce makes these numbers fluctuate throughout the year.
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

Board of Directors’ Role in Human Capital Management
Our Board of Directors (“Board”) believes that human capital management is an important component of our continued growth and success and is essential to our ability to attract, retain, and develop talented and skilled employees. We pride ourselves on a culture that respects co-workers and values concern for others. The recent name change of the Compensation Committee to the Compensation and Human Resources Committee reflects the importance of human capital management to the Company.
Our Nominating, Governance and Risk Committee and our Compensation and Human Resources Committee both have important roles with respect to human capital management. The Nominating, Governance and Risk Committee oversees and reviews our sustainability programs, which include important policies and practices related to human rights, prohibitions against discrimination, employee health and safety, and other policies related to our workforce. The Compensation and Human Resources Committee oversees administration of the Company’s human resource programs, including with respect to talent management, succession planning, and performance management.
We are committed to protecting the human rights of our employees and have policies in place to support this effort, including those relating to whistleblowing, harassment, equal employment, and compliance with local labor laws. Our Board also adopted our Code of Conduct (the “Code”) and Anti-Corruption Compliance Manual (the “Manual”) to promote ethical behavior throughout the Company and address violations of ethical standards. The Code and Manual have been translated into 16 languages and apply directly to all officers, directors, and employees in the Universal family of companies. The Board also adopted our Human Rights Policy, which defines the high ethical and social standards we implement across our global operations. We support these rights and programs through compliance communications, face-to-face and online training, and an anonymous compliance line that we maintain globally. Our compliance line is available to all our employees and any other interested parties 24 hours a day, 7 days a week, by internet or phone. The Board oversees our global compliance program and receives reports from our Chief Compliance Officer at each quarterly Board meeting.
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
Talent Development and Training
This fiscal year we created the role of Chief Human Resources Officer to further strengthen Universal’s organizational capabilities. Reporting directly to our Chief Executive Officer, the Chief Human Resources Officer provides strategic direction and oversight for our global human resources function and human capital management programs, supporting the development, engagement, and long-term success of our workforce.
Employee training and development of both technical and leadership skills are integral aspects of our human capital strategy. We provide employees with a range of development opportunities that vary by location and seniority of employees, such as online training and live classes. These programs often include safety and technical job skill training as well as programs focused on soft skills such as effective communication. Development of leadership skills is also a priority and is specialized for different levels of employees. For example, members of management in our global operations participate in our succession planning programs, which include the identification of employees who are offered development opportunities for career advancement. To further develop leadership skills, we also maintain some specific leadership programs for aspiring leaders and new supervisors, managers, and directors.

Health and Safety
The health and safety of our employees, contractors, and visitors is a core business priority and a fundamental component of Universal’s risk management framework. Universal is committed to preventing work-related injuries and illnesses through a structured health and safety management system that emphasizes leadership accountability, employee participation, and compliance with applicable laws and requirements. Health and safety expectations are embedded into operational decision-making and reinforced through governance, performance monitoring, and continual improvement processes.
Our health and safety management system is designed to strengthen organizational safety culture by establishing clear expectations for leadership behavior, empowering employees to identify and address hazards, and reinforcing accountability at all levels of the organization. Standardized reporting and performance tracking tools enable facilities to monitor local performance while providing corporate leadership with timely, comparable insights across operations. This approach supports the identification of emerging risks, prioritization of corrective actions, and effective allocation of resources to reduce exposure and prevent harm.
To support continuous improvement, key health and safety performance measures have been established across our tobacco processing and agronomy operations. We regularly evaluate historical performance, identify site-specific risk drivers, and implement measurable objectives. These measures are designed to support informed decision-making, strengthen prevention efforts, and promote accountability and long-term risk reduction. Performance is reviewed through established governance processes to ensure alignment with corporate expectations and to inform ongoing improvement planning.
Assurance and shared learning are reinforced through corporate audits and regional cross-auditing initiatives. Our “fresh eyes” approach brings together employees from different locations to participate in peer reviews, promoting consistency, collaboration, and the exchange of best practices. This approach complements formal audits, broadens organizational perspective, and reinforces shared responsibility for safety performance across the organization.
Legal compliance remains a foundational requirement of our health and safety program. Universal companies are expected to comply with applicable occupational health and safety laws and regulations and to cooperate with regulatory authorities in maintaining effective and compliant programs. As part of our broader commitment to a responsible and resilient supply chain, our policies require suppliers and business partners to provide healthy and safe working environments and to meet applicable legal and contractual health and safety requirements. Through governance, monitoring, and engagement, we seek to apply health and safety expectations consistently across our operations and supply chain, supporting sustained improvement and long-term value creation.
D.    Research and Development
While we invest in research and development activities in both our Tobacco Operations and Ingredients Operations segments, these costs as a portion of global expenditures were not material during the fiscal years ended March 31, 2026, 2025, or 2024.
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
G.    Information About Our Executive Officers
See Item 10. “Directors, Executive Officers, and Corporate Governance” of this Annual Report.

Item 1A. Risk Factors
The risks and uncertainties described below are those that we currently believe could materially adversely affect us. Other risks and uncertainties that we do not presently consider to be material or of which we are not presently aware may become important factors that affect us in the future. If any of the risks discussed below actually occur, our business, financial condition, operating results, or cash flows could be materially adversely affected. Accordingly, you should carefully consider the following risk factors, as well as other information contained in or incorporated by reference in this Annual Report.
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
With respect to our leaf tobacco operations, our financial results can be significantly affected by changes in the overall balance of worldwide supply and demand for leaf tobacco. The demand for leaf tobacco, which is based upon customers’ expectations of their future requirements, can change from time to time depending upon factors affecting the demand for their products. Our customers’ expectations and their demand for leaf tobacco are influenced by a number of factors, including:
•trends in the global consumption of cigarettes,
•trends in consumption of cigars and other tobacco products,
•trends in consumption of alternative tobacco products, such as electronic nicotine delivery systems and non-combustible products,
•levels of competition among our customers,
•illicit trade in tobacco products, and
•regulatory and governmental factors.
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
In 2025, the U.S. implemented significant new tariffs on imports from a wide range of countries, which prompted retaliatory tariffs by a number of countries and a cycle of retaliatory tariffs by both the United States and other countries. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). Following the Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other methods to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. Global trade policy continues to evolve and there remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended, and the impacts of such actions on our business.
Additionally, the recent armed conflict involving Iran and related regional hostilities have contributed to heightened volatility and increases in logistical and supply chain costs, including fertilizer prices and fuel costs. While we try to mitigate some or all cost increases in the supply chain, we may not be successful in sufficiently mitigating the impacts of cost increases and may be required to absorb the cost increases. To the extent that price increases are not sufficient to offset the cost increases, or we experience reductions in sales volumes due to tariffs or other factors outside of our control, our business results and financial condition may be materially and adversely affected.

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
In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches or intrusions (including theft of confidential data), and viruses. Cyber-attacks, data breaches or other breaches of our information security systems could cause equipment failures or disruptions to our operations. Our inability to operate our networks and security information systems as a result of such events, even for a short period of time, could result in significant expenses or operating disruptions. No cybersecurity incidents that we have experienced to date have resulted in, or are reasonably likely to result in, a material adverse effect on our financial condition, results of operations, or business strategy. However, technology is increasingly complex and cyber-attacks are increasingly sophisticated and frequent. For example, the rapid evolution and increased adoption of AI technologies may intensify cybersecurity risks for us and our service providers, key suppliers, and customers. Bad actors use increasingly advanced methods, including AI-enabled social engineering and deepfakes, automated credential‑stuffing, and other techniques, to attempt to compromise systems and to steal or misuse personal information, confidential information and intellectual property. If we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we could suffer financial and reputational damage, be subject to litigation, or incur remediation costs or penalties because of the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers, or employees.
Additionally, outsourcing certain functions and implementing new technologies may increase exposure to risks such as data breaches or internal control failures. Our vendors and other third‑party partners may incorporate AI tools into their offerings with or without disclosing this use to us. The providers of these AI tools may not meet existing—or rapidly evolving—regulatory or industry standards concerning privacy, data protection, security and responsible AI, which could increase the risk of unauthorized disclosure or loss of confidential information or intellectual property, negatively affect the accuracy or availability of systems we use, or otherwise harm our reputation and the perceived effectiveness of our security measures.
We have invested and expect to continue to invest in technology security initiatives, information technology risk management, and disaster recovery plans. As we adopt and integrate emerging technologies, we invest in protective capabilities and monitoring to address the new risks those technologies may create and the ways they may change our threat landscape. The cost and operational consequences of implementing, maintaining, and enhancing further data or system protection measures could increase significantly to overcome increasingly frequent, complex, and sophisticated cyber threats. Our efforts to deter, identify, mitigate, or eliminate future cyber threats could require us to incur significant additional expense and may not be successful.
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
Our operations depend in part on our ability to attract, train, motivate, and retain qualified employees, many of whom are seasonal employees. We seek to manage seasonal wages and the timing of the hiring process to have the appropriate workforce in place for peak and low seasons. Many of our operations are located in rural communities that may not have sufficient labor pools.

If we are unable to hire sufficient personnel or successfully manage our seasonal workforce needs, we may not be able to meet our operational needs, which could have a material adverse effect on our financial results.
Epidemics, pandemics, or similar widespread public health concerns could have a material adverse effect on our business, financial condition, results of operations and demand for our products and services.
Epidemics, pandemics, or similar public health concerns could cause a widespread health crisis and significantly disrupt the U.S. and global economies, markets, and supply chains. The ultimate impact of any future pandemic or disease outbreak on our business, financial condition, results of operations, and the demand for our products and services in the future is uncertain, and it is impossible to predict whether any impacts we have experienced to date would continue or worsen in the future. The extent to which any pandemic or disease outbreak will impact our business, financial condition, results of operations, and demand for our products and services will depend on future developments including the geographic spread of the health crisis, the impact of disease mutations, the severity and duration of the health crisis, and the type and duration of actions that may be taken by various governmental authorities in response to the pandemic or disease outbreak and the impact on the U.S. and the global economies, markets, and supply chains. Adverse public health developments in countries and states where we operate, therefore, could have a material adverse effect on our business, financial condition, results of operations, and the demand for our products and services. These effects could include a negative impact on the availability of our employees, temporary closures of our facilities or the facilities of our business partners, customers, suppliers, third-party service providers or other vendors, and the interruption of domestic and global supply chains, distribution channels, liquidity, and capital markets. While we have business continuity plans and other safeguards in place to mitigate the results of adverse public health developments in the countries where we operate, the business continuity plans and safeguards may not be effective to mitigate the results of epidemics, pandemics, or similar widespread health concerns.
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
A number of such measures are included in the World Health Organization (“WHO”) Framework Convention on Tobacco Control (“FCTC”), which entered into force on February 27, 2005, and currently has 183 Parties to the Convention. While the U.S. is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the U.S. Senate. The Conference of the Parties, which is the governing body of the WHO FCTC and is comprised of all Parties to the Convention, meets every two years to consider amendments to the agreement and track progress in the implementation of the treaty’s 38 articles. It is not possible to predict how the signatories to the FCTC may choose to fulfill their obligations or the manner or the pace with which they may implement the FCTC articles, and they may take actions that could restrict or prohibit tobacco usage that could materially affect our business and our results of operations.
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
Certain recommendations by the WHO, through the FCTC, could also cause shifts in customer usage of certain styles of tobacco. The FCTC, national governments, and regional blocs, such as the European Union, have discussed formulating strategies to place limitations on the level of nicotine allowed in tobacco and tobacco smoke and eliminate certain ingredients from the manufacturing process for tobacco products. Such decisions could cause a change in requirements for certain styles of tobacco in particular countries. Shifts in customer demand from one type of tobacco to another could create sourcing challenges as requirements move from one origin to another.
Regulations impacting our customers that change the requirements for leaf tobacco or restrict their ability to sell their products would inherently impact our business. We have established programs that begin at the farm level to assist our customers’

collection of raw material information to support leaf traceability and customer testing requirements, including the identification of nicotine levels. Additionally, given our global presence, we also can source different types and styles of tobacco for our customers should their needs change due to regulation. Despite our programs, the extent to which governmental actions will impact our business, financial condition, results of operations, and demand for our products and services will depend on future developments, which are highly uncertain and cannot be predicted.
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
Governments, the non-governmental community, and industry increasingly understand the importance of implementing comprehensive environmental, labor, and governance practices. Our commitment to sustainability remains at the core of our business, and we continue to implement what we believe are responsible sustainability practices. Increased government regulations, however, could result in new or more stringent forms of sustainability oversight and disclosures. These may lead to increased expenditures for environmental controls, land use restrictions, reporting, and other conditions which could have a material adverse effect on our business and results of operations.
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
We operate globally and are subject to the tax laws of multiple jurisdictions in the United States and abroad. Changes in tax laws or the interpretation of tax laws can affect our earnings, as can the resolution of various pending and contested tax issues. For example, multiple countries in which we operate have enacted or are in the process of enacting legislation to adopt the Global Anti-Base Erosion Model Rules (“Pillar Two”) issued by the Organisation for Economic Co-operation and Development. Based on our current analysis, we anticipate some exposure to a global minimum tax under Pillar Two, with transitional safe-harbor provisions limiting the impact in certain jurisdictions. We will continue to monitor potential and enacted tax changes in the jurisdictions in which we operate. The impact of the changes in tax rules and regulations could have a material adverse effect on our effective tax rate.

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
We sponsor domestic defined benefit pension plans that cover certain eligible employees. Our results of operations may be positively or negatively affected by the amount of expense we record for these plans. U.S. generally accepted accounting principles (“GAAP”) require that we calculate expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions that may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension expense for fiscal year 2026 were the discount rate, the expected long-term rate of return on plan assets, and the mortality rates. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to shareholders’ equity through a reduction or increase to the “Pension and other postretirement benefit plans” component of Accumulated Other Comprehensive Loss. At the end of fiscal year 2026, the projected benefit obligation of our qualified U.S. pension plan was approximately $150 million and plan assets were approximately $160 million. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense can also affect the amount of cash we are required to contribute to our pension plans under requirements of the Employee Retirement Income Security Act (“ERISA”). Failure to achieve expected returns on plan assets could also result in an increase in the amount of cash we would be required to contribute to our pension plans. In order to maintain or improve the funded status of our plans, we may also choose to contribute more cash to our plans than required by ERISA regulations.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
Cybersecurity risks are considered within our broader enterprise risk management framework as part of our overall risk assessment process. We maintain a comprehensive Information Security Program designed to identify, assess, manage, contain, and recover from material cybersecurity risks, including emerging threats, and to safeguard the Company, our assets, and customer and employee data. We regularly enhance our controls, monitoring capabilities, and governance practices to address evolving threats and changes in our business and technology environment, including the adoption of new technologies. We also assess cybersecurity risks that may arise from emerging technologies (including risks arising from AI and machine-learning technologies) and integrate those considerations into our risk management processes and control design. The Information Security Program addresses cybersecurity risks associated with third-party service providers through processes designed to assess and reduce the likelihood and impact of a cybersecurity incident involving a third-party. However, we rely on our third-party partners to implement information security programs commensurate with the risk associated with their relationships with us, and we cannot ensure in all circumstances that their efforts are successful. The Information Security Program aligns with the Center for Internet Security Controls, a cybersecurity framework acknowledged worldwide, and is designed to comply with applicable laws and guidelines.
We maintain a cybersecurity incident response and recovery plan that guides how we respond to incidents that may affect the function and security of the Company, our information technology assets, customer and employee data, information resources, and business operations. We maintain cyber and data security policies that address, among other matters, user access, incident response, third-party compliance, use of personal devices, and data privacy, and we review these policies annually. We also maintain insurance that covers certain costs that may be incurred in connection with cybersecurity incidents, should they occur.
Our Information Security Program is supported by regular employee education and awareness training. Training includes an annual assessment, focused on security, appropriate use, incident reporting, and social engineering, as well as multiple courses each year on global security trends and emerging risks. We also provide educational materials about emerging cybersecurity threats and communicate updates when our information security policies change.
We regularly evaluate our Information Security Program using software vendor assessments and reports, insurance underwriter evaluations, and internal and external audits, including customer audits, and refine our monitoring, detection, and response capabilities, including through the evaluation and adoption of emerging security technologies, while assessing the new risks these technologies may introduce. We also periodically engage third parties to review the effectiveness and maturity of our Information Security Program. To date, these engagements include third-party penetration testing, risk identification activities, and a fiscal year 2023 comprehensive evaluation of program maturity.
Management has determined that no cybersecurity incidents that we have experienced to date have resulted in, or are reasonably likely to result in, a material adverse effect on our financial condition, results of operations, or business strategy. For additional information on risks from cybersecurity threats and potential related impacts on the Company, please see Item 1A. “Risk Factors.”
Cybersecurity Governance
Board Oversight
The Board is ultimately responsible for oversight of our Information Security Program and delegates to the Audit Committee primary oversight responsibility for information security and technology (including cybersecurity) risk management. The Audit Committee periodically reviews the program and related information security, cybersecurity, and technology risks. As part of this oversight, the Audit Committee reviews management’s ongoing efforts to advance security governance and monitoring, including how the Company evaluates and manages risks and opportunities associated with emerging technologies. At least quarterly, the Audit Committee reviews and discusses with management and senior information security and technology leaders the Information Security Program, including its structure, operation, and enhancements made in response to third-party reviews or identified risks. The Audit Committee regularly briefs the Board on these discussions. In addition, our Incident Response Policy outlines procedures under which cybersecurity incidents or risks are escalated within the Company, and as applicable, are timely reported to the Audit Committee and the Board.

Management Oversight
Our Information Security Program is a comprehensive framework of policies, procedures, and guidelines designed to ensure the security, availability, and confidentiality of our systems. We regularly improve this framework and related governance to keep pace with evolving threats, changing business needs, and emerging technologies.
Our Chief Information Officer (CIO) and Corporate Director of Information Technology Security (CDIS), in coordination with our Information Technology Department and other appropriate personnel, are responsible for assessing and managing our risks from cybersecurity threats. The CIO has over 25 years of experience in information technology and information security, served in this role for more than 10 years, and holds a B.S. degree in Computer Science. The CIO also holds industry certifications, including Microsoft Certified Professional (MCP) and Project Management Professional (PMP) certifications.
The program is led by our CDIS, who operates under the direction of the CIO. With over 30 years of experience in IT and cybersecurity, the CDIS heads our global Information Security team and the Security Steering team. This multidisciplinary team comprises experts from IT, Information Security, Legal, Audit, and Risk. The CDIS brings expertise across a diverse array of platforms, services, and technologies.
A third-party security operations center, which operates at all times, monitors logs, events, and alerts from our Endpoint Detection & Response platforms and cloud deployed services. This third party quarantines systems displaying suspicious behavior for automatic or approved remediation. Our Information Technology Department maintains oversight of this third party’s actions by monitoring alerts displayed on the threat management dashboard to identify and respond to irregularities that could be associated with threats. Significant threats are promptly reported to our Information Security Steering Team, which assesses the threat, consults external advisers as necessary, and initiates a plan to address it. The Information Security Steering Team advises the General Counsel and the Audit Committee of significant threats as well as third parties or authorities that are required to be notified under applicable law or contract.

Item 2. Properties
We own the following significant properties:

Location	Principal Use	Building Area
		(Square Feet)
Tobacco Operations:
United States
Nash County, North Carolina	Factory and storages	1,323,000
Lancaster, Pennsylvania	Factory and storages	793,000

Brazil
Santa Cruz do Sul	Factory and storages	2,386,000

Malawi
Lilongwe	Factory and storages	942,000

Mozambique
Tete	Factory and storages	770,000

Philippines
Agoo, La Union	Factory and storages	770,000
Reina Mercedes, Isabela	Factory and storages	759,000

Zimbabwe
Harare (1)	Factory and storages	1,445,000

Ingredients Operations:
United States
Momence, Illinois	Factory and storages	407,000
Grandview, Washington	Factory and storages	125,000
Prosser, Washington	Factory and storages	335,000
Lancaster, Pennsylvania	Factory and storages	194,000
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
Ingredients Operations
Our ingredients business involves, among other things, storing and processing both fresh and dehydrated plant-based ingredients and storing processed finished goods. We operate processing facilities in three U.S. locations. We believe that the properties currently utilized in our ingredients operations are maintained in good operating condition and are suitable and adequate for our current level of business.
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
Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. Based on our March 31, 2026 financial statements, we were in compliance with all of these financial covenants at March 31, 2026. At May 28, 2026, there were 742 holders of record of our common stock. See Notes 8 and 13 to the consolidated financial statements in Item 8 for more information on debt covenants and equity securities.
Purchases of Equity Securities
As indicated in the following table, we did not repurchase shares of our common stock during the three-month period ended March 31, 2026.

	Common Stock
Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1-31, 2026	—	$—	—	$100,000,000
February 1-28, 2026	—	—	—	100,000,000
March 1-31, 2026	—	—	—	100,000,000
Total	—	$—	—	$100,000,000
(1)Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.
(2)Amounts listed for average price paid per share include broker commissions paid in the transactions.
(3)A stock repurchase plan, which was authorized by our Board, became effective and was publicly announced on November 7, 2024. This stock repurchase plan authorizes the purchase of up to $100 million in common stock in open market or privately negotiated transactions through November 15, 2026, subject to market conditions and other factors.
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
OVERVIEW
Universal Corporation is a global business-to-business agriproducts company with over 100 years of experience supplying products and innovative solutions to meet our customers’ evolving needs. With operations in over 30 countries on five continents, we believe we are uniquely positioned to leverage our worldwide network to access a diverse, reliable supply of plant-based materials. This presence, combined with our supply chain expertise, integrated processing capabilities, and commitment to sustainability, enables us to deliver high-quality, customizable, and traceable value-added agriproducts essential to our customers’ success. We operate in two segments: Tobacco Operations and Ingredients Operations. Our Tobacco Operations segment primarily focuses on procuring and processing flue-cured, burley, dark air-cured, and oriental leaf tobacco for consumer product manufacturers. Our Ingredients Operations segment, through the Universal Ingredients platform, produces and supplies a broad portfolio of products, including fruit and vegetable juices and concentrates, purees, dehydrated products, botanical extracts, flavorings, colorings, and other customized, value-added ingredient solutions to the food and beverage industry.
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
Fiscal Year Ended March 31, 2026, Compared to the Fiscal Year Ended March 31, 2025
Executive Summary
Our fiscal year 2026 performance reflected solid execution across much of our business amid a markedly different operating environment than fiscal year 2025. Coming off what we believe was exceptionally strong performance for our Tobacco Operations segment in fiscal year 2025, our disciplined marketplace management helped mitigate the impact of oversupply for certain tobacco styles, resulting in only slightly lower Tobacco Operations segment revenues and sales volumes in fiscal year 2026 compared to fiscal year 2025. Our Ingredients Operations segment delivered growth in revenues and sales volumes despite persistent market headwinds. Fiscal year 2026 results were negatively impacted by a non-cash, goodwill impairment charge related to our Shank's operation, as well as increased tobacco inventory write-downs, primarily for non-wrapper, dark air-cured tobacco.

FINANCIAL HIGHLIGHTS
	Fiscal Year Ended March 31,		Change
(in millions of dollars, except per share data)	2026	2025	$	%

Consolidated Results
Sales and other operating revenue	$2,924.5	$2,947.3	$(22.8)	(1)%
Cost of goods sold	2,412.5	2,398.6	13.8	1%
Gross profit margin	17.5%	18.6%	---	-110 bps
Selling, general and administrative expenses	300.7	305.3	(4.6)	(2)%
Restructuring and impairment costs	1.8	10.6	(8.7)	(83)%
Goodwill Impairment	41.1	—	41.1	NA
Operating income (as reported)	168.5	232.8	(64.3)	(28)%
Adjusted operating income (non-GAAP)*	211.3	243.4	(32.0)	(13)%
Diluted earnings per share (as reported)	1.30	3.78	(2.48)	(66)%
Adjusted diluted earnings per share (non-GAAP)*	2.64	4.63	(1.99)	(43)%
Segment Results
Tobacco operations sales and other operating revenues	$2,576.4	$2,608.7	$(32.3)	(1)%
Tobacco operations operating income	211.5	240.2	(28.6)	(12)%
Ingredients operations sales and other operating revenues	348.1	338.6	9.5	3%
Ingredients operations operating income	3.2	12.3	(9.1)	(74)%
*See Reconciliation of Certain non-GAAP Financial Measures in Other Items below.
Consolidated Results
Revenues for fiscal year 2026, decreased by 1%, or $22.8 million, compared to fiscal year 2025, on lower tobacco sales volumes and prices. Operating income for fiscal year 2026, decreased by 28%, or $64.3 million, compared to fiscal year 2025, driven by inventory write-downs of $52.0 million, primarily of non-wrapper, dark air-cured tobacco, an increase of $32.2 million from fiscal year 2025, and a $41.1 million non-cash, goodwill impairment charge, related to our Shank's operation.
Selling, general, and administrative expenses were down by 2%, or $4.6 million, on $8.8 million of lower sales commissions, $5.1 million of lower compensation costs, and $3.5 million of favorable foreign currency comparisons, offset in part by $4.3 million of lower recoveries on advances to suppliers and $2.0 million of higher customer claims.
Adjusted operating income was down by 13%, or $32.0 million, in fiscal year 2026, compared to fiscal year 2025, largely on the inventory write-downs. Net income attributable to Universal Corporation was down by 66%, or $62.4 million, for fiscal year 2026, compared to fiscal year 2025, primarily on the non-cash, goodwill impairment charge and the increase in inventory write-downs.
Tobacco Operations Segment
Revenues for the Tobacco Operations segment decreased by 1%, or $32.3 million, in fiscal year 2026, compared to fiscal year 2025, on a 2% decline in both tobacco sales volumes and average tobacco sales prices, partially offset by an increase in third-party tobacco processing revenues and product mix. Operating income for the segment decreased by 12%, or $28.6 million, in fiscal year 2026, compared to fiscal year 2025, as lower sales of dark air-cured tobacco and inventory write-downs primarily related to non-wrapper, dark air-cured tobacco more than offset firm demand for most tobacco styles and solid results from flue-cured and burley tobaccos. Tobacco inventory write-downs of $43.4 million in fiscal year 2026, were up $24.7 million, compared to fiscal year 2025. Softer than anticipated customer demand for certain styles of dark air-cured tobacco coupled with longer sales and inventory cycles characteristic of this type of tobacco drove the lower sales as well as the inventory write-downs of non-wrapper, dark air-cured tobacco in fiscal year 2026. Selling, general, and administrative expenses were up 1%, or $2.2 million, in fiscal year 2026, compared to fiscal year 2025, largely on higher compensation costs of $4.5 million and higher provisions for advances to suppliers of $4.3 million, but partially offset by lower sales commissions of $8.6 million. Corporate overhead allocation to the segment was $3.3 million lower in fiscal year 2026, as compared to fiscal year 2025, largely on lower allocated compensation costs.
Ingredients Operations Segment
Revenues for the Ingredients Operations segment increased by 3%, or $9.5 million, in fiscal year 2026, compared to fiscal year 2025, on increased sales volumes. Operating income for the segment decreased by 73%, or $ 9.1 million, in fiscal year 2026, compared to fiscal year 2025, due to product mix, high fixed costs, including additional depreciation from our expanded production facility, as well as inventory write-downs of $8.6 million. Steady performance across much of our ingredients business was offset by slower than anticipated sales growth, high fixed costs related to our expansion investments, and inventory write-downs, at our Shank's operation. Persistent customer market headwinds, including tariff impacts and broader softness in the consumer-packaged-goods sector, impacted demand at Shank's for both traditional core products and new offerings in fiscal year 2026. Selling, general, and administrative expenses were down 6%, or $3.1 million, in fiscal year 2026, compared to fiscal year 2025, largely on lower compensation costs of $1.5 million and amortization of intangibles of $1.8 million. Corporate overhead allocation to the segment was 4%, or $0.4 million, lower in fiscal year 2026, compared to fiscal year 2025, largely on lower allocated compensation accruals.
Additional Items
Cost of goods sold increased by 1%, or $13.8 million, in fiscal year 2026, compared to fiscal year 2025, largely on a $32.2 million increase in inventory write-downs partially offset by lower tobacco prices.
A non-cash, goodwill impairment charge of $41.1 million was recognized in fiscal year 2026. Restructuring and impairment costs of $10.6 million in fiscal year 2025 were related to the consolidation of the Company’s European tobacco sheet operations.
A non-cash pension settlement charge of $14.1 million was recognized in fiscal year 2025.
The consolidated effective tax rate for fiscal year 2026 was 45.5%. The consolidated effective tax rate for fiscal year 2025 was 26.6%. The consolidated effective tax rate for fiscal year 2026 was higher than the consolidated tax rate for fiscal year 2025 due to various factors, including the mix and timing of domestic and foreign earnings, discrete items including increased withholding taxes on undistributed earnings in Brazil, and the tax deductibility of certain items.
Sustainability
We published our Fiscal Year 2025 Sustainability Report in January 2026, highlighting progress across key environmental and supply chain priorities. In fiscal year 2025, Universal increased renewable electricity consumption nearly sixfold year over year, with 17.7% of global electricity sourced from renewable energy, supporting our science-based emissions targets and commitment to achieve net-zero greenhouse gas emissions across the value chain by 2050. We also continued to enhance supply chain transparency and farmer engagement through MobiLeafTM, our digital farm data platform, and maintained direct relationships with more than 200,000 contracted farmers worldwide.
We concluded fiscal year 2026 by further embedding sustainability across our value chain, building on the progress achieved throughout the year to support our emissions reduction targets and long‑term value creation across Universal’s global operations. This progress was reflected in our most recent Carbon Disclosure Project (CDP) results, released in the fourth quarter of fiscal year 2026, which highlight the success of our engagement with our suppliers. We advanced to an “A” rating in Supplier Engagement, were recognized as a CDP Supplier Engagement Leader, and named to CDP’s Supplier Engagement A List.

Other Items
Reconciliation of Certain non-GAAP Financial Measures
The following tables set forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income to net income attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Fiscal Year Ended March 31,
(in thousands)	2026	2025
As Reported: Consolidated operating income	$168,451	$232,797
Goodwill impairment(1)	41,061	—
Restructuring and impairment costs(1)	1,833	10,573
Adjusted operating income (non-GAAP)	$211,345	$243,370

Adjusted Net Income and Adjusted Diluted Earnings Per Share Reconciliation
	Fiscal Year Ended March 31,
(in thousands except for per share amounts)	2026	2025
As Reported: Net income attributable to Universal Corporation	$32,637	$95,047
Goodwill impairment(1)	41,061	—
Restructuring and impairment costs(1)	1,833	10,573
Pension settlement charge(2)	—	14,101
Total of non-GAAP adjustments to income before income taxes	42,894	24,674
Income tax benefit from goodwill impairment(1)(3)	(9,157)	—
Income tax benefit from restructuring and impairment costs(1)(3)	(35)	(132)
Income tax benefit from pension settlement charge(2)(3)	—	(3,257)
Total of income tax impacts for non-GAAP adjustments to income before income taxes and non-GAAP adjustment to income taxes(3)	(9,192)	(3,389)
As adjusted: Net income attributable to Universal Corporation (non-GAAP)	$66,339	$116,332

As reported: Diluted earnings per share	$1.30	$3.78
Adjusted: Diluted earnings per share (non-GAAP)	$2.64	$4.63
(1)     Restructuring and impairment costs are included in Consolidated operating income in the consolidated statements of income, but excluded for purposes of Adjusted operating income, Adjusted net income attributable to Universal Corporation, and Adjusted diluted earnings per share. The three months ended March 31, 2026, included a $41.1 impairment charge to write-off the full amount of goodwill associated with Shank's, a component of the Ingredients Operations segment.
(2)     In March 2025, the Company completed a pension de-risking transaction or “pension lift-out” to transfer approximately $47 million of its qualified domestic pension plan obligations and assets to a third-party insurer through the purchase of a non-participating annuity. The obligations transferred to the third-party insurer covered the respective benefit obligations for a subset of retirees currently receiving benefit payments. The transaction triggered settlement accounting that required the Company to immediately recognize a portion of the accumulated comprehensive losses associated with the defined benefit pension plan.
(3)    The income tax effect of non-GAAP adjustments was determined based on the timing and nature of the specific non-GAAP adjustments and their relevant jurisdictional income tax rates (foreign, state, and local) and the applicable U.S. federal income tax rates. The Company considers current and deferred income tax rates to calculate the impact to income taxes for the non-GAAP adjustments.

The following table reconciles total debt to net debt and net capitalization:

Net Debt and Net Capitalization Reconciliation
	March 31,	March 31,
(in thousands)	2026	2025
Add: Notes payable and overdrafts	$287,564	$455,039
Add: Long-term obligations	616,727	617,918
Add: Current portion of long-term obligations	—	—
Total Debt	904,291	1,072,957
Add: Customer advances and deposits	3,376	3,763
Less: Cash and cash equivalents	62,178	260,115
Net Debt (non-GAAP)	$845,489	$816,605
Add: Total Universal Corporation shareholders’ equity	1,415,400	1,458,556
Net Capitalization (non-GAAP)	$2,260,889	$2,275,161

Net Debt/Net Capitalization (non-GAAP)	37%	36%
Fiscal Year Ended March 31, 2025, Compared to the Fiscal Year Ended March 31, 2024
For a comparison of our performance and financial metrics for the fiscal years ended March 31, 2025, and March 31, 2024, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on May 30, 2025.
Accounting Pronouncements
    See “Accounting Pronouncements” in Note 1 to the consolidated financial statements in Item 8 of this Annual Report for a discussion of recent accounting pronouncements issued by the Financial Accounting Standards Board that will become effective and be adopted by the Company in future reporting periods.

LIQUIDITY AND CAPITAL RESOURCES
Overview
In fiscal year 2026, our liquidity was sufficient to meet our needs. We continued our financial policies and disciplines and returned funds to shareholders. Our working capital requirements were higher in fiscal year 2026, compared to fiscal year 2025. Some working capital investments expected in fiscal year 2025 were made in fiscal year 2024 due to market conditions, which reduced working capital requirements in fiscal year 2025.
Our liquidity and capital resource requirements are predominately short-term in nature and primarily relate to working capital for tobacco crop purchases, and our primary sources of liquidity are net cash flows provided by operating activities, our committed revolving credit facility, and short-term, uncommitted credit lines. Working capital needs for tobacco crop purchases are seasonal within each geographic region. The geographic dispersion and the timing of working capital needs permit us to anticipate our general level of cash requirements, although tobacco crop sizes, prices paid to farmers, shipment and delivery timing, and currency fluctuations affect requirements each year. Peak working capital requirements are generally reached during the first and second fiscal quarters. Each tobacco production region follows a cycle of buying, processing, and shipping tobacco, and in many regions, we also provide agricultural materials to tobacco farmers during the growing season. The timing of the elements of each cycle is influenced by such factors as local weather conditions and individual customer shipping requirements, which may change the level or the duration of tobacco crop financing. In contrast to our Tobacco Operations, working capital requirements for our Ingredients Operations tend to be lower and less seasonal. Despite a predominance of short-term needs for working capital, we maintain a portion of our total debt as long-term to reduce liquidity risk. We also periodically may have large cash balances that we utilize to meet our working capital requirements.
We believe that our financial resources are adequate to support our anticipated capital and liquidity needs for the upcoming 12 months and beyond. Our seasonal borrowing requirements primarily relate to purchasing tobacco crops in South America and Africa and can increase during the buying season for those crops by up to $400 million. The funding required can vary significantly depending upon such factors as crop sizes, the price of leaf tobacco, the relative strength of the U.S. dollar, and the timing of shipments and customer payments. We deal with this uncertainty by maintaining substantial credit lines and cash balances. In addition to our operating requirements for working capital, we make capital expenditures to maintain our facilities and invest in opportunities to grow and improve our businesses.
Cash Flow
Our operations generated about $129.1 million in operating cash flows in fiscal year 2026. That amount was about $197.9 million lower than the $327.0 million we generated in fiscal year 2025, primarily on lower working capital requirements in fiscal year 2025, due to certain tobacco purchases that would have typically been made in fiscal year 2025 having been made in fiscal year 2024. During the fiscal year ended March 31, 2026, we spent $53.5 million on capital projects, and we returned $81.3 million to shareholders in the form of dividends. At March 31, 2026, cash balances totaled $62.2 million.
Working Capital
Working capital at March 31, 2026, was about $1.4 billion, up slightly, about $1.5 million from last fiscal year’s level. Tobacco inventories of $832.4 million at March 31, 2026, were up $26.0 million compared to inventory levels at the end of the prior fiscal year, due to larger crop sizes in certain tobacco origins in fiscal year 2026. Other inventories were up $15.7 million at March 31, 2026, from prior year levels, largely on purchase timing and prices of tobacco crop inputs. Accounts receivable of $563.9 million at March 31, 2026, were down $62.0 million, compared to March 31, 2025, largely due to accounts receivable factoring.
We generally do not purchase material quantities of leaf tobacco on a speculative basis. However, when we contract directly with tobacco farmers, we are obligated to buy all stalk positions, which may contain less marketable leaf styles. Our uncommitted tobacco inventories increased by approximately $58.3 million to $222.3 million, or about 27% of tobacco inventory, at March 31, 2026, compared to March 31, 2025 levels. Uncommitted inventories at March 31, 2025, were $164.0 million, which represented 20% of tobacco inventory. While we target committed tobacco inventory levels of 80% or more of total tobacco inventory, the level of these uncommitted inventories is influenced by timing of farmer deliveries and purchases of new crops, as well as the receipt of customer orders. Uncommitted tobacco levels were outside our target range at March 31, 2026, due to delayed customer purchase commitments, but we expect them to be within our range during fiscal year 2027.
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
Share Activity
Our Board of Directors approved our current share repurchase program in November 2024. The program authorizes the purchase of up to $100 million of our common stock through November 15, 2026. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. We did not repurchase any shares of common stock in fiscal year 2026. At March 31, 2026, our available authorization under our current share repurchase program was $100 million.
Capital Spending
Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return, leverage our assets and expertise, and support our farmer base. During fiscal years 2026 and 2025, we invested $53.5 million and $62.6 million, respectively, in our property, plant, and equipment. Capital expenditures in fiscal year 2025 included investments to expand Universal Ingredients’ manufacturing capabilities in Lancaster, Pennsylvania. Depreciation expense was approximately $44.2 million and $48.7 million, respectively, in fiscal years 2026 and 2025. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. We currently plan to spend approximately $55 to $65 million in fiscal year 2027 on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.
Outstanding Debt and Other Financing Arrangements
At March 31, 2026, we had $904.3 million in total debt outstanding, a decrease of $168.7 million, compared to March 31, 2025 levels. We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders’ equity to be our net capitalization. Net debt increased by $28.9 million to $845.5 million during the fiscal year ended March 31, 2026. The increase in net debt reflects higher working capital requirements. Net debt as a percentage of net capitalization was 37% at March 31, 2026, up from 36% at March 31, 2025.
On December 9, 2025, we entered into a new bank credit agreement that replaced our then-existing bank credit agreement. The new unsecured bank credit agreement established a funded $275 million five-year term loan, a funded $345 million seven-year term loan, and a five-year committed revolving loan facility of $780 million. Both term loans were fully funded at closing, require no amortization, and are prepayable without penalty prior to maturity. The Company may request that the lenders extend the applicable maturity date for the revolving credit facility, the five-year term loan and/or the seven-year term loan for up to two one-year extensions, subject to satisfaction of certain terms and conditions and consent of the requisite number of lenders. A $275 million five-year term loan and a $530 million revolving credit facility, both of which would have matured in December 2027, as well as a $375 million seven-year term loan, which would have matured in December 2029, were terminated and replaced in conjunction with the execution of the new bank credit agreement. Our obligations under the new bank credit agreement are guaranteed by our subsidiary, Universal Ingredients. The financial covenants under the new bank credit agreement require us to maintain certain levels of tangible net worth and observe restrictions on net debt levels. These covenants are substantially the same as the covenants in the prior bank credit agreement. Under applicable accounting guidance, a significant portion of the replacement of the term loans was accounted for as a debt modification rather than a debt extinguishment.
As of March 31, 2026, we had $730 million available under the committed revolving credit facility that will mature in December 2030, and we, together with our consolidated affiliates, had approximately $702 million in uncommitted lines of credit, of which approximately $465 million were unused and available to support seasonal working capital needs. Based on our March 31, 2026 financial statements, we were in compliance with all financial covenants of our debt agreements as of March 31, 2026. We have no long-term debt maturing until fiscal year 2031.
Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. Currently, we have interest rate swap agreements that convert the variable benchmark SOFR rates on $310 million of our two outstanding term loans to fixed rates. With the swap agreements in place, the effective interest rates on the $275 million five-year term loan and the $345 million seven-year term loan were 5.57% and 6.15%, respectively, as of March 31, 2026. These agreements were entered into to eliminate the variability of cash flows in the interest payments on our variable rate five- and seven-year term loans and are accounted for as cash flow hedges. Under the swap agreements, we receive variable rate interest and pay fixed rate interest. At March 31, 2026, the fair value of our open interest rate hedge swaps was a net asset of approximately $1 million.
We also enter derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecasted purchases of tobacco, related processing costs, and crop input sales, as well as our net monetary asset exposure in local currency. We generally account for our hedges of forecasted tobacco purchases as cash flow hedges. At March 31, 2026, the fair value of those open contracts was a net liability of approximately $14 thousand. We also had other forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net asset of approximately $0.2 million at March 31, 2026. For additional information, see Note 10 to the consolidated financial statements in Item 8.
Pension Funding
The funds supporting our ERISA-regulated U.S. defined benefit pension plan at March 31, 2026, were approximately $160 million. The accumulated benefit obligation (“ABO”) and PBO were approximately $140 million and $150 million, respectively, as of March 31, 2026. The ABO and PBO are calculated on the basis of certain assumptions that are outlined in Note 12 to the consolidated financial statements in Item 8. We expect to make no contributions to our ERISA-regulated pension plan during the next fiscal year. It is our policy to regularly monitor the performance of the funds and to review the adequacy of our funding and plan contributions.
Contractual Obligations
Our contractual obligations as of March 31, 2026, were as follows:

(in thousands of dollars)	Total	2027	2028-2029	2030-2031	After 2031
Notes payable and long-term debt (1)	$1,132,781	$335,968	$72,154	$343,325	$381,334
Operating lease obligations	45,812	14,469	16,092	7,845	7,406
Inventory purchase obligations:
Tobacco	857,276	698,521	158,755	—	—
Agricultural materials	42,854	42,854	—	—	—
Other purchase obligations	47,260	46,648	599	13	—
Total	$2,125,983	$1,138,460	$247,600	$351,183	$388,740
(1)Includes interest payments. Interest payments on $598 million of variable rate debt were estimated based on rates as of March 31, 2026. We have entered into interest rate swaps that effectively convert the interest payments on $310 million of the outstanding balance of our two bank term loans from variable to fixed. The fixed rate has been used to determine the contractual interest payments for all periods.
In addition to principal and interest payments on notes payable and long-term debt, our contractual obligations include operating lease payments, inventory purchase commitments, and capital expenditure commitments. Operating lease obligations represent minimum payments due under leases for various production, storage, distribution, and other facilities, as well as vehicles and equipment. Tobacco inventory purchase obligations primarily represent contracts to purchase tobacco from farmers. The amounts shown above are estimates since actual quantities purchased will depend on crop yield, and prices will depend on the quality of the tobacco delivered. We have partially funded our tobacco purchases in some origins with short-term advances to farmers and other suppliers, which totaled approximately $180 million, net of allowances, at March 31, 2026.
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
Inventories
Inventories of tobacco are valued at the lower of cost or net realizable value with cost determined under the specific cost method. Raw materials are clearly identified at the time of purchase. Other inventories consist primarily of unprocessed and processed food and vegetable ingredients, extracts, seed, fertilizer, packing materials, and other supplies. We track the costs associated with raw materials in the final product lots, and maintain this identification through the time of sale. We also capitalize direct and indirect costs related to processing raw materials. This method of cost accounting is referred to as the specific cost or specific identification method. We write down inventory for changes in net realizable value based upon assumptions related to future demand and market conditions if the indicated value is below cost. Future demand assumptions can be impacted by changes in customer sales, changes in customers’ inventory positions and policies, competitors’ pricing policies and inventory positions, and varying crop sizes and qualities. Market conditions that differ significantly from those assumed by management could result in additional write-downs. We experience inventory write-downs routinely. Inventory write-downs in fiscal years 2026, 2025, and 2024 were $52.0 million, $19.8 million, and $9.2 million, respectively.
Advances to Tobacco Suppliers
In many sourcing origins, we provide tobacco growers with agronomy services and seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature and are customarily repaid upon delivery of tobacco to us. In several origins, we have also made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to repay maturing advances. In those cases, we may extend repayment of the advances into the following crop year. We will incur losses whenever we are unable to recover the full amount of the loans and advances. At each reporting period, we must make estimates and assumptions in determining the valuation allowance for advances to farmers. At March 31, 2026, the gross balance of advances to tobacco suppliers totaled approximately $196 million, and the related valuation allowance totaled approximately $16 million.
Recoverable Value-Added Tax Credits
In many foreign countries, we pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When we sell tobacco to customers in the country of origin, we generally collect VAT on those sales. We are normally permitted to offset our VAT payments against those collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where our tobacco sales are predominantly for export markets, we often do not generate enough VAT collections on downstream sales to fully offset our VAT payments. In those situations, we can accumulate unused VAT credits. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, in some countries we can accumulate significant balances of VAT credits over time. We review these balances on a regular basis, and we record valuation allowances on the credits to reflect amounts that we do not expect to recover, as well as discounts anticipated on credits we expect to sell or transfer. In determining the appropriate valuation allowance to record in a given jurisdiction, we must make various estimates and assumptions about factors affecting the ultimate recovery of the VAT credits. At March 31, 2026, the gross balance of recoverable tax credits (primarily VAT) totaled approximately $66 million, and the related valuation allowance totaled approximately $22 million.
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

Goodwill
A majority of our consolidated goodwill balance relates to our reporting unit in Brazil and the acquisitions of FruitSmart and Silva. We review the carrying value of goodwill for potential impairment on an annual basis and at any time that events or business conditions indicate that it may be impaired.
Accounting Standards Codification Topic 350 (“ASC 350”) permits companies to base initial assessments of potential goodwill impairment on qualitative factors, and the Company elected to use that approach at March 31, 2026 for all entities with allocated goodwill with the exception of Universal Ingredients–Shank’s. For all entities, except Universal Ingredients–Shank’s, those factors did not indicate that it was more likely than not that the fair value of any of the reporting units was less than their respective carrying value, therefore no potential impairment of the Company’s recorded goodwill was noted at March 31, 2026. The Company elected to use the qualitative approach at March 31, 2025 for all entities. Those factors did not indicate that it was more likely than not that the fair value of any of the reporting units was less than their respective carrying value, therefore no potential impairment of the Company’s recorded goodwill was noted at March 31, 2025.
The goodwill associated with Universal Ingredients–Shank’s was tested utilizing a quantitative approach at March 31, 2026. The quantitative approach was utilized because management determined it was more likely than not that the carrying value exceeded the fair value of the reporting unit based on management's lower internal profitability projections in future years due primarily to the impacts of persistent adverse market conditions for certain new and existing product offerings. ASC 350 allows companies to bypass the qualitative assessment and perform a quantitative assessment. The quantitative goodwill assessment consists of comparing the fair value of each reporting unit to the carrying value of that reporting unit. In the event that the carrying value of the reporting unit exceeds its fair value, an impairment of the reporting unit's goodwill is recognized, up to the amount of goodwill allocated to that reporting unit. The fair value of Universal Ingredients–Shank’s at March 31, 2026 was assessed using a combination of a discounted cash flow model, comprised of estimates of future net cash flows and discount rates, as well as a market-based approach that considered a subset of peer companies. Based on this quantitative assessment, the Company determined the carrying value of Universal Ingredients–Shank’s at March 31, 2026 exceeded the derived fair value and recognized a $41.1 million non-cash goodwill impairment charge for the fiscal year ended March 31, 2026
Significant adverse changes in our operations or our estimates of future cash flows for a reporting unit with recorded goodwill, such as those caused by unforeseen events or changes in market conditions, could result in an impairment charge.
Fair Value Measurements
We hold various financial assets and financial liabilities that are required to be measured and reported at fair value in our financial statements, including money market funds, trading securities associated with deferred compensation plans, interest rate swaps, forward foreign currency exchange contracts, and guarantees of bank loans to tobacco growers. We follow the relevant accounting guidance in determining the fair values of these financial assets and liabilities. Money market funds are valued based on net asset value (“NAV”), which is used as a practical expedient to measure the fair value of those funds (not classified within the fair value hierarchy). Quoted market prices (Level 1 of the fair value hierarchy) are used in most cases to determine the fair values of trading securities. Interest rate swaps and forward foreign currency exchange contracts are valued based on dealer quotes using discounted cash flow models matched to the contractual terms of each instrument (Level 2 of the fair value hierarchy). We incorporate credit risk in determining the fair values of our financial assets and financial liabilities, but that risk did not materially affect the fair values of any of those assets or liabilities at March 31, 2026.
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

As of March 31, 2026, the effect of the indicated increase or decrease in the selected pension and other postretirement benefit valuation assumptions is shown below. The effect assumes no change in benefit levels.

(in thousands of dollars)	Effect on 2026 Projected Benefit Obligation Increase (Decrease)	Effect on 2026 Annual Expense Increase (Decrease)
Changes in Assumptions for Pension Benefits
Discount Rate:
1% increase	$(17,532)	$(1,732)
1% decrease	21,179	2,203
Expected Long-Term Return on Plan Assets:
1% increase	—	(1,768)
1% decrease	—	1,767

Changes in Assumptions for Other Postretirement Benefits
Discount Rate:
1% increase	(1,261)	(116)
1% decrease	1,463	136
Healthcare Cost Trend Rate:
1% increase	22	12
1% decrease	(20)	(10)
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
Mature Leaf Tobacco Markets
Leaf tobacco is sourced directly by product manufacturers, by global leaf suppliers such as ourselves, and by other smaller, mostly regional or local, leaf suppliers. We estimate that, of the flue-cured and burley tobacco grown outside of China in countries that are key export markets for tobacco, historically on average about a third is purchased directly by major manufacturers. Global leaf suppliers also usually purchase about a third of the tobacco, and the remainder is sourced by the smaller regional or local suppliers. In some markets the tobacco purchased directly by manufacturers is processed by the global leaf suppliers. Although we operate in a mature industry, we are committed to maintaining our strong position as the leading global leaf tobacco supplier. In recent years, we have been and believe that we will continue to be able to grow parts of our business and maintain performance despite declines in demand for leaf tobacco from product manufacturers. We have done this by continuing to increase our delivery of services, driving supply chain efficiencies, enhancing the range of services we provide to certain customers, including direct buying, agronomic support, and specialized processing services, and improving our market share. We intend to continue to work to expand our business while at the same time maintaining an appropriate return for the services we provide and believe that there are several longer-term trends in the industry, such as a focus on sustainability, that could provide additional opportunities for us both to offer additional services to our customers and to increase our market share.
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

We have also seen some reductions in sourcing from lower-volume tobacco growing origins by both global leaf suppliers and major manufacturers. Flue-cured tobacco is produced in about 64 countries around the world, and burley tobacco is grown in about 49 countries. However, over 85% of both the flue-cured tobacco grown outside of China and the worldwide burley tobacco production is sourced from the top 10 growing areas for each type of tobacco. We believe that these moves to reduce sourcing areas and concentrate on major tobacco export markets are another way for the industry to increase efficiency and to reduce costs. We have contributed to cost reduction and elimination of excess capacity in the supply chain through the closure or realignment of programs in Argentina, Canada, Germany, Hungary, Italy, Malawi, Nicaragua, Switzerland, Tanzania, and Zambia. We maintain a strong presence in all of the major tobacco sourcing areas and believe that any growth in these areas would favor global leaf suppliers such as ourselves. In the future, we expect that increased regulations requiring stringent monitoring and testing of leaf chemistry and compliant sourcing documentation will continue to place greater emphasis on major sourcing areas.
Importance of Compliant Leaf
As we have said for many years, the production of compliant leaf for the tobacco industry continues to grow in importance. To be considered compliant, leaf tobacco must be grown in a traceable, sustainable manner utilizing GAP as well as adhering to ALP principals and monitored for environmental and social impacts. We have long invested significant resources in the programs and infrastructure needed to work with growers to produce compliant leaf and continue to enhance our ability to monitor and demonstrate this compliance for our customers. Our GAP and ALP programs focus on implementing international principles of sustainability by encouraging and training our farmers to employ sound field production and labor management practices that promote farmer profitability and minimal environmental impact. To assist farmers, Universal provides comprehensive training, technical support in the field, and crop analytics through ongoing research and development. Our commitment to compliance is reinforced through MobiLeafTM, our proprietary mobile device platform that captures and shares data in real-time, embedding sustainability throughout our supply chain and providing monitoring of GAP and ALP efforts, compliance with labor standards, and opportunities to enhance efficiencies. We believe that compliant leaf will continue to grow in importance to our customers and, as a result, will favor global suppliers who are able to deliver this product.
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
Leaf Tobacco Supply
Flue-cured tobacco crops grown outside of China increased in fiscal year 2026 by about 28% to 2.4 billion kilos, compared to fiscal year 2025. Global burley tobacco production at about 722 million kilos in fiscal year 2026, increased by about 54% compared to the burley crops grown in our fiscal year 2025. We estimate that as of March 31, 2026, industry uncommitted flue-cured and burley inventories, excluding China, totaled about 169 million kilos, compared to about 22 million kilos at March 31, 2025. We believe flue-cured and burley tobaccos were in oversupply positions as of March 31, 2026. Flue-cured tobacco production grown outside of China is projected to decrease by about 3%, and the global burley tobacco crop is projected to decrease by about 16% in fiscal year 2027. Even if these anticipated decreases in flue-cured and burley crop production are realized, we believe that both flue-cured and burley tobaccos will remain in oversupply positions.
We also forecast that oriental tobacco production will increase by about 21% and dark air-cured tobacco production will increase by about 2% in fiscal year 2027. As of the date of the Annual Report, we believe oriental tobaccos are currently in an undersupply position but moving towards a more balanced position, and dark air-cured tobaccos are in an oversupply position. Over the long term, we believe that global tobacco production will continue to move in line with slowly declining total demand. Africa, Asia, North America, and South America will remain key sourcing regions for flue-cured and burley tobaccos.
China is a significant cigarette market. However, most of the cigarettes consumed in China and the leaf tobacco used in those cigarettes are produced domestically. Therefore, we normally view the Chinese market independently when evaluating worldwide leaf tobacco supply and demand.

Leaf Tobacco Demand
Industry data from the Nicotine Resource Consortium shows that over the five years ended in 2024, world consumption of cigarettes outside of China declined at a compound annual rate of almost 2%. We expect that near-term global demand for leaf tobacco will slowly decline in line with global cigarette consumption.
Our sales consist primarily of flue-cured, burley, and dark air-cured tobaccos. Flue-cured and burley tobaccos, along with oriental tobaccos, are used in American-blend cigarettes, which are primarily smoked in Western Europe and the United States. English-blend cigarettes, which use flue-cured tobacco, are mainly smoked in the United Kingdom and Asia and other emerging markets. If demand for American-blend cigarettes declines at a higher rate than reductions in demand for English-blend cigarettes, there may be less demand for burley and oriental tobaccos and more demand for flue-cured tobacco. However, demand is affected by many factors, including regulation, product taxation, illicit trade, alternative tobacco products, and Chinese imports. To the extent that domestic leaf production and inventory durations in China do not meet requirements for Chinese cigarette blends, that tobacco could be sourced from other origins where we have major market positions. On a year-to-year basis, we are also susceptible to fluctuations in leaf supply due to crop sizes and leaf demand as manufacturers adjust inventories or respond to changes in cigarette markets. We currently believe that the supply of flue-cured tobaccos and burley tobaccos are in an oversupply position relative to anticipated demand. Inventories held by our customers can also affect their near-term demand for leaf tobacco. We also sell oriental tobaccos, which are used in American-blend cigarettes, and dark tobaccos, which are used in cigars and other smokeless products.
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
Strengthened Global Cooperation in the Regulation on Tobacco Products
The WHO Framework Convention on Tobacco Control (“FCTC”) was ratified in 2005 to become the world’s first international public health treaty. Since its inception, the FCTC has continued to strengthen international cooperation and collaboration in tobacco control by advancing the implementation of the treaty’s 38 articles and increasing global participation. At the eleventh Conference of the Parties held in November 2025, the FCTC considered amendments to the agreement and tracked progress in the treaty’s implementation, particularly as it relates to novel/emerging products. The twelfth Conference of the Parties is scheduled for November 2027.
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
Global Acceptance of the Continuum of Risk in the Regulation of Novel Tobacco Products
As demand for novel tobacco products, such as e-cigarettes, heat-not-burn devices, and nicotine pouches strengthens in the global market, governments are tasked with developing the appropriate, science-driven approach to regulation. In 2017, the FDA announced a new regulatory approach for the regulation of tobacco products that embraced the placement of each product somewhere along a “continuum of risk”. This comprehensive plan on nicotine use sought to facilitate an adult tobacco consumer’s switch from combustible cigarettes to less risky products found lower on the continuum. As part of this regulatory scheme, the FDA approved the first “heat-not-burn”, “very-low nicotine cigarette”, “electronic nicotine delivery system”, “flavored e-cigarette product”, and “nicotine pouch” premarket tobacco applications to permit the sale of these products within the United States. Furthermore, the FDA approved modified risk tobacco products applications to permit certain products in the heat-not-burn and smokeless categories to make modified exposure or risk claims. Although the WHO FCTC has not endorsed the practical application of the harm-reduction language in the treaty, a growing number of countries have established tobacco control strategies incorporating a continuum of risk concept. In addition, the global tobacco product market is continuously diversifying to include a wide array of novel tobacco products to serve as alternatives to combustible cigarettes.
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
Increased Taxation
A number of governments, particularly federal and local governments in the United States and the European Union, impose excise or similar taxes on tobacco products. Further legislation proposing new or increased taxes on tobacco products is likely to continue. In some cases, proposed legislation seeks to significantly increase existing taxes on tobacco products or impose new taxes on products that have not been subject to tax (e.g., ENDS products and liquid nicotine). Increases in product taxation could reduce the affordability of, and demand for, tobacco products, which will affect leaf tobacco requirements by tobacco product manufacturers.
Changes in tax laws or the interpretation of tax laws can also affect our earnings. For example, many countries in which the Company operates have enacted or are in the process of enacting legislation related to the OECD’s guidance. We continually monitor potential and enacted tax law changes in the countries in which we operate.
Illicit Trade
Illicit trade is another factor that influences demand for legally and sustainably produced leaf tobacco. The WHO estimates that one in every 10 cigarettes consumed globally is illicit. Individual governments including the United States, European Union, and Brazil have initiated substantial steps in combating illicit trade. In 2012, the WHO FCTC adopted an illicit trade protocol that, to date, has been ratified by only 68 parties. We continue to support both governmental and industry efforts to eradicate illicit trade.
Ingredients Operations Trends
Universal Ingredients has continued to invest in the development and expansion of its platform through a combination of prior acquisitions which included FruitSmart, Silva, and Universal Ingredients-Shank’s, as well as ongoing investments in infrastructure, product development, marketing, and commercial sales capabilities. These investments are designed to support the integration of complementary capabilities across fruits, vegetables, and botanical extracts and flavorings and are intended to enhance the platform’s ability to deliver value-added ingredient solutions at scale.
Ongoing investments, including the expansion of our Lancaster, Pennsylvania facility, have increased production capacity and enhanced research and development and application capabilities. Together, these investments are intended to support operational efficiencies, enable broader customer engagement across multiple end-markets, and position the platform to support long-term revenue growth and market expansion as customer demand evolves.

Product Development and Innovation
Product development represents a key driver of growth within our Ingredients Operations. Customers across the food, beverage, and pet food markets prioritize innovation to address changing consumer preferences, improve nutritional profiles, and differentiate finished products. As a result, ingredient suppliers are increasingly expected to produce quality inputs, in addition to formulation expertise, application support, and speed to market.
Investments in research and development, including our Applications Capabilities Lab in Lancaster, Pennsylvania, support collaboration with customers to develop and commercialize new products across a range of applications, including beverages, nutritional products, prepared foods, and pet food formulations. These capabilities enable the platform to support customized solutions and multi-component ingredients systems that leverage technologies and expertise across our Ingredients portfolio.
Health, Wellness, and Functional Ingredients
Consumer focus on health and wellness continues to influence demand across the food and beverage industry. Demand is increasing for products positioned around functional benefits such as energy, hydration, digestive health, and overall wellness, delivered through everyday formats such as beverages and convenient food applications. These trends are contributing to increased use of ingredients derived from fruits, vegetables, and botanicals, including natural sources of fiber and plant-based functional compounds.
In parallel, changing consumption patterns, including greater emphasis on portion control, nutrient density, and balanced nutrition, are influencing product development strategies. These shifts support demand for ingredient solutions that enable the development of nutrient-dense, scalable products, particularly in beverages and ready-to-consume applications. We believe our Ingredients platform, which includes fruit-based systems, fibers, and botanical extracts, is well positioned to support these evolving requirements.
While functional ingredients continue to gain traction, consumer adoption is ultimately dictated by taste. There is an expectation that products deliver both effectiveness and enjoyment, with minimal compromise. As a result, food and beverage manufacturers are prioritizing solutions that address bitterness, acidity, and other off notes commonly associated with functional systems. This is accelerating demand for flavor modulation, masking technologies, and naturally derived ingredients that enable clean label positioning while supporting a balanced, sensory profile.
Clean Label, Transparency, Ingredient Integrity
Consumers continue to place increased emphasis on ingredient transparency, product labeling, and processing methods. Demand for clean label, minimally processed, and naturally derived ingredients remains an important trend across food and beverage categories, with consumers seeking suppliers capable of supporting clear product claims, traceability, and consistent quality.
Universal Ingredients’ focus on fruit, vegetable, and botanical-based ingredients, along with capabilities in natural extraction, dehydration, and processing aligns with these market trends. Platform capabilities related to sourcing, quality assurance, and supply reliability support customer efforts to meet evolving expectations around ingredient integrity.
Pet Food and Adjacent Markets
The pet food market represents an additional area of growth, driven in part by the increasing “humanization” of pets and rising demand for premium, natural, and functional ingredients. Consumers are increasingly seeking pet food products that reflect attributes associated with human food, including nutritional quality, ingredient transparency, and functional benefits.
Universal Ingredients’ platform capabilities in fruit- and vegetable-based ingredients, clean-label formulations, and functional components support opportunities in adjacent categories that prioritize natural and functional ingredient solutions, extending applicability of the Ingredients platform beyond traditional food and beverage applications.
Vertical Integration
As we continue to grow Universal Ingredients, we intend in the future to explore the benefits and opportunities to vertically integrate certain plant-based ingredients from our tobacco growing areas to capitalize on our strengths and capabilities there. We have established grower networks and agricultural support infrastructure in origins where we source tobacco, and we also have strong, mature sustainability programs in those origins. We believe that ingredients produced in a sustainable manner will grow in importance to our customers and, as a result, will favor suppliers who are able to deliver these products.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We generally use both fixed and floating interest rate debt to finance our operations. Changes in market interest rates expose us to changes in cash flows for floating rate instruments and to changes in fair value for fixed-rate instruments. We normally maintain a proportion of our debt in both variable and fixed interest rates to manage this exposure, and from time to time we may enter hedge agreements to swap the interest rates. In addition, our customers may pay market rates of interest for inventory purchased on order, which could mitigate a portion of the floating interest rate exposure. We also periodically have large cash balances and may receive deposits from customers, both of which we use to fund seasonal purchases of tobacco, reducing our financing needs. Excluding the portion of our bank term loans that have been converted to fixed-rate borrowings with interest rate swaps, debt carried at variable interest rates was approximately $598 million at March 31, 2026. Although a hypothetical 1% change in short-term interest rates would result in a change in annual interest expense of approximately $3.1 million, that amount would be at least partially mitigated by changes in charges to customers.
In addition, changes in interest rates affect the calculation of our pension plan liabilities. As rates decrease, the liability for the present value of amounts expected to be paid under the plans increases. Rate changes also affect expense. As of the March 31, 2026 measurement date, a 1% decrease in the discount rate would have increased the projected benefit obligation (“PBO”) for pensions by $21 million and increased annual pension expense by $2 million. Conversely, a 1% increase in the discount rate would have reduced the PBO by $18 million and reduced annual pension expense by $2 million.
Currency Risk
The international leaf tobacco trade generally is conducted in U.S. dollars, thereby limiting foreign exchange risk to that which is related to leaf purchase and production costs, overhead, and income taxes in the source country. We also provide farmer advances that are directly related to leaf purchases and are denominated in the local currency. Any currency gains or losses on those advances are usually offset by increases or decreases in the cost of tobacco, which is priced in the local currency. However, the effect of the offset may not occur until a subsequent quarter or fiscal year. Most of our tobacco operations are accounted for using the U.S. dollar as the functional currency. Because there are no forward foreign exchange markets in many of our major countries of tobacco origin, we often manage our foreign exchange risk by matching funding for inventory purchases with the currency of sale, which is usually the U.S. dollar, and by minimizing our net local currency monetary position in individual countries. We are vulnerable to currency remeasurement gains and losses to the extent that monetary assets and liabilities denominated in local currency do not offset each other. We recognized net remeasurement losses of $6.7 million, $6.1 million, $5.1 million in fiscal years 2026, 2025, 2024, respectively. We recognized net foreign currency transaction gains of $1.9 million in fiscal year 2026 and net foreign currency transaction losses of $2.2 million and $3.2 million in fiscal years 2025 and 2024, respectively. In addition to foreign exchange gains and losses, we are exposed to changes in the cost of tobacco due to changes in the value of the local currency in relation to the U.S. dollar. We have entered forward currency exchange contracts to hedge against the effects of currency movements on purchases of tobacco to reduce the volatility of costs. In addition, we periodically enter into forward contracts to hedge balance sheet exposures. See Note 11 to the consolidated financial statements in Item 8 for additional information about our hedging activities.
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

Item 8.  Financial Statements and Supplementary Data
UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars, except share and per share data)	2026	2025	2024
Sales and other operating revenues	$2,924,470	$2,947,284	$2,748,573

Costs and expenses
Cost of goods sold	2,412,454	2,398,627	2,212,475
Selling, general and administrative expenses	300,671	305,287	310,566
Restructuring and impairment costs	1,833	10,573	3,523
Goodwill impairment	41,061	—	—

Operating income	168,451	232,797	222,009
Equity in pretax earnings of unconsolidated affiliates	3,430	9,103	756
Pension settlement charge	—	14,101	—
Other non-operating income	2,847	2,569	3,084
Interest income	1,964	3,483	4,504
Interest expense	74,040	79,636	66,273

Income before income taxes	102,652	154,215	164,080
Income taxes	46,657	40,946	31,109

Net income	55,995	113,269	132,971
Less: net income attributable to noncontrolling interests in subsidiaries	(23,358)	(18,222)	(13,373)
Net income attributable to Universal Corporation	$32,637	$95,047	$119,598

Earnings per share:
Basic	$1.30	$3.81	$4.81
Diluted	$1.30	$3.78	$4.78

Weighted average common shares outstanding:
Basic	25,037,983	24,947,208	24,851,858
Diluted	25,171,162	25,127,356	25,040,914
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended March 31,
(in thousands of dollars)	2026	2025	2024
Net income	$55,995	$113,269	$132,971
Other comprehensive income (loss):
Foreign currency translation, net of income taxes	4,955	1,750	(1,531)
Foreign currency hedge, net of income taxes	3,836	(4,298)	(5,515)
Interest rate hedge, net of income taxes	(2,790)	(5,654)	3,235
Pension and other postretirement benefit plans, net of income taxes	368	9,310	(1,666)
Total other comprehensive income (loss), net of income taxes	6,369	1,108	(5,477)
Total comprehensive income	62,364	114,377	127,494
Less: comprehensive income attributable to noncontrolling interests	(22,788)	(17,796)	(12,424)

Comprehensive income attributable to Universal Corporation	$39,576	$96,581	$115,070
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
(in thousands of dollars)	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$62,178	$260,115
Accounts receivable, net	563,864	625,876
Advances to suppliers, net	177,222	169,385
Accounts receivable—unconsolidated affiliates	12,300	7,143
Inventories—at lower of cost or net realizable value:
Tobacco	832,360	806,332
Other	203,537	189,610
Prepaid income taxes	22,958	19,595
Other current assets	97,278	78,041
Total current assets	1,971,697	2,156,097

Property, plant and equipment
Land	26,249	26,113
Buildings	333,416	333,398
Machinery and equipment	759,654	723,935
	1,119,319	1,083,446
Less accumulated depreciation	(746,365)	(710,472)
	372,954	372,974
Other assets
Operating lease right-of-use assets	37,272	34,260
Goodwill, net	172,695	213,840
Other intangibles, net	48,604	57,836
Investments in unconsolidated affiliates	82,287	79,317
Deferred income taxes	15,636	16,539
Pension asset	16,542	12,819
Other noncurrent assets	49,080	45,870
	422,116	460,481

Total assets	$2,766,767	$2,989,552

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS—(Continued)

	March 31,
(in thousands of dollars)	2026	2025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$287,564	$455,039
Accounts payable	90,139	98,036
Accounts payable—unconsolidated affiliates	510	1,999
Customer advances and deposits	3,376	3,763
Accrued compensation	33,234	44,646
Income taxes payable	17,643	12,586
Current portion of operating lease liabilities	11,172	10,742
Accrued expenses and other current liabilities	120,603	123,350
Current portion of long-term debt	—	—
Total current liabilities	564,241	750,161

Long-term debt	616,727	617,918
Pensions and other postretirement benefits	35,471	35,336
Long-term operating lease liabilities	24,359	20,608
Other long-term liabilities	24,925	22,901
Deferred income taxes	39,920	42,090
Total liabilities	1,305,643	1,489,014

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 24,923,496 shares issued and outstanding (24,715,625 at March 31, 2025)	351,523	351,626
Retained earnings	1,136,989	1,186,981
Accumulated other comprehensive loss	(73,112)	(80,051)
Total Universal Corporation shareholders' equity	1,415,400	1,458,556
Noncontrolling interests in subsidiaries	45,724	41,982
Total shareholders' equity	1,461,124	1,500,538

Total liabilities and shareholders' equity	$2,766,767	$2,989,552
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
(in thousands of dollars)	2026	2025	2024
Cash Flows From Operating Activities:
Net income	$55,995	$113,269	$132,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,437	59,773	58,326
Provision for losses (recoveries) on advances	6,258	1,938	14,090
Inventory write-downs	51,988	19,769	9,234
Stock-based compensation expense	7,115	8,531	12,063
Foreign currency remeasurement loss (gain), net	6,708	6,096	5,114
Foreign currency exchange contracts	(2,235)	916	(365)
Deferred income taxes	(961)	1,083	(5,404)
Equity in net income of unconsolidated affiliates, net of dividends	245	(3,031)	(1,239)
Goodwill impairment	41,061	—	—
Restructuring and impairment costs	1,833	10,573	3,523
Restructuring payments	(3,308)	(1,568)	(1,181)
Pension settlement	—	14,101	—
Other, net	106	1,406	1,001
Changes in operating assets and liabilities, net:
Accounts receivable	39,161	(129,988)	(109,681)
Inventories	(89,521)	244,732	(236,243)
Other assets	(21,241)	9,187	(768)
Accounts payable	(12,618)	(8,700)	20,806
Accrued expenses and other current liabilities	(5,187)	(10,269)	8,414
Income taxes	971	2,003	342
Customer advances and deposits	(707)	(12,847)	14,365
Net cash provided (used) by operating activities	129,100	326,974	(74,632)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(48,829)	(62,601)	(66,013)
Proceeds from sale of business, less cash of businesses sold	—	—	3,757
Proceeds from sale of property, plant and equipment	5,873	3,783	2,257
Net cash used by investing activities	(42,956)	(58,818)	(59,999)
Cash Flows From Financing Activities:
Issuance (repayment) of short-term debt, net	(170,069)	37,696	223,000
Issuance of long-term debt	89,130	—	—
Repayment of long-term debt	(89,130)	—	—
Dividends paid to noncontrolling interests in subsidiaries	(19,046)	(17,530)	(10,572)
Repurchase of common stock	—	—	(4,744)
Dividends paid on common stock	(81,299)	(79,686)	(78,402)
Settlement costs from termination of interest rate swap agreements	(988)	—	—
Debt issuance costs and other	(12,941)	(3,715)	(3,607)
Net cash provided (used) by financing activities	(284,343)	(63,235)	125,675

Effect of exchange rate changes on cash	262	(399)	(141)
Net increase (decrease) in cash and cash equivalents	(197,937)	204,522	(9,097)
Cash, restricted cash and cash equivalents at beginning of year	260,115	55,593	64,690
Cash, Restricted Cash and Cash Equivalents at End of Year	$62,178	$260,115	$55,593

Supplemental information—cash paid for:
Interest	$71,758	$75,285	$61,084
Income taxes, net of refunds	$43,117	$38,358	$38,084
See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2026
Balance at beginning of year	$351,626	$1,186,981	$(80,051)	$41,982	$1,500,538
Changes in common stock
Accrual of stock-based compensation	7,115	—	—	—	7,115
Withholding of shares from stock-based compensation for grantee income taxes	(8,135)	—	—	—	(8,135)
Dividend equivalents on restricted stock units (RSUs)	917	—	—	—	917
Changes in retained earnings
Net income	—	32,637	—	23,358	55,995
Cash dividends declared on common stock ($3.28 per share)	—	(81,712)	—	—	(81,712)
Dividend equivalents on restricted stock units (RSUs)	—	(917)	—	—	(917)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	5,525	(570)	4,955
Foreign currency hedge, net of income taxes	—	—	3,836	—	3,836
Interest rate hedge, net of income taxes	—	—	(2,790)	—	(2,790)
Pension and other postretirement benefit plans, net of income taxes	—	—	368	—	368
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(19,046)	(19,046)
Balance at end of year	$351,523	$1,136,989	$(73,112)	$45,724	$1,461,124

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2025
Balance at beginning of year	$345,596	$1,173,196	$(81,585)	$41,716	$1,478,923
Changes in common stock
Accrual of stock-based compensation	8,531	—	—	—	8,531
Withholding of shares from stock-based compensation for grantee income taxes	(3,715)	—	—	—	(3,715)
Dividend equivalents on restricted stock units (RSUs)	1,214	—	—	—	1,214
Changes in retained earnings
Net income	—	95,047	—	18,222	113,269
Cash dividends declared on common stock ($3.24 per share)	—	(80,048)	—	—	(80,048)
Dividend equivalents on restricted stock units (RSUs)	—	(1,214)	—	—	(1,214)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	2,176	(426)	1,750
Foreign currency hedge, net of income taxes	—	—	(4,298)	—	(4,298)
Interest rate hedge, net of income taxes	—	—	(5,654)	—	(5,654)
Pension and other postretirement benefit plans, net of income taxes	—	—	9,310	—	9,310
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(17,530)	(17,530)
Balance at end of year	$351,626	$1,186,981	$(80,051)	$41,982	$1,500,538

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Universal Corporation Shareholders
(in thousands of dollars)	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Shareholders' Equity
Fiscal Year Ended March 31, 2024
Balance at beginning of year	$337,247	$1,136,898	$(77,057)	$39,864	$1,436,952
Changes in common stock
Repurchase of common stock	(1,373)	—	—	—	(1,373)
Accrual of stock-based compensation	12,063	—	—	—	12,063
Withholding of shares from stock-based compensation for grantee income taxes	(3,607)	—	—	—	(3,607)
Dividend equivalents on restricted stock units (RSUs)	1,266	—	—	—	1,266
Changes in retained earnings
Net income	—	119,598	—	13,373	132,971
Cash dividends declared on common stock ($3.20 per share)		(78,663)	—	—	(78,663)
Repurchase of common stock	—	(3,371)	—	—	(3,371)
Dividend equivalents on restricted stock units (RSUs)	—	(1,266)	—	—	(1,266)
Other comprehensive income (loss)
Foreign currency translation, net of income taxes	—	—	(582)	(949)	(1,531)
Foreign currency hedge, net of income taxes	—	—	(5,515)	—	(5,515)
Interest rate hedge, net of income taxes	—	—	3,235	—	3,235
Pension and other postretirement benefit plans, net of income taxes	—	—	(1,666)	—	(1,666)
Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	—	—	(10,572)	(10,572)
Balance at end of year	$345,596	$1,173,196	$(81,585)	$41,716	$1,478,923

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY—(Continued)

	Fiscal Year Ended March 31,
	2026	2025	2024
Common Shares Outstanding:
Balance at beginning of year	24,715,625	24,573,408	24,555,361
Issuance of common stock	207,871	142,217	118,047
Repurchase of common stock	—	—	(100,000)
Balance at end of year	24,923,496	24,715,625	24,573,408
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
The equity method of accounting is used for investments in companies where Universal Corporation has a voting interest of 20% to 50%. These investments are accounted for under the equity method because Universal exercises significant influence over those companies, but not control. The Company received $1.9 million dividends in fiscal year 2026, $4.2 million in fiscal year 2025, and no dividends in fiscal year 2024, from companies accounted for under the equity method. Investments where Universal has a voting interest of less than 20% are not significant and do not have readily determinable fair values. As such, the Company has elected the alternate method of measuring these investments at cost, less any impairment. The Company’s 49% ownership interest in Socotab L.L.C. (“Socotab”), a leading supplier of oriental tobaccos with operations located principally in Eastern Europe and Türkiye, is the primary investment accounted for under the equity method. The investment in Socotab is an important part of the Company’s overall product and service arrangements with its major customers. The Company reviews the carrying value of its investments in Socotab and its other unconsolidated affiliates on a regular basis and considers whether any factors exist that might indicate an impairment in value that is other than temporary.
The Company’s operations in Zimbabwe are deconsolidated under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. The investment in the Zimbabwe operations is accounted for at cost and was zero at March 31, 2026 and 2025. The Company has a net foreign currency translation loss associated with the Zimbabwe operations of approximately $7.2 million, which remains a component of accumulated other comprehensive loss at March 31, 2026. As a regular part of its reporting, the Company reviews the conditions that resulted in the deconsolidation of the Zimbabwe operations to confirm that such accounting treatment is still appropriate. Dividends from the Zimbabwe operations are recorded in income in the period received.
The Company holds less than a 100% financial interest in certain consolidated subsidiaries. The net income and shareholders’ equity attributable to the noncontrolling interests in these subsidiaries are reported in the consolidated financial statements. There were no material changes in the Company’s ownership percentage in any of these subsidiaries during fiscal years 2026, 2025, or 2024.
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
The following table provides a reconciliation of (1) equity in the pretax earnings of unconsolidated affiliates, as reported in the consolidated statements of income to (2) equity in the net income of unconsolidated affiliates, net of dividends, as reported in the consolidated statements of cash flows for the fiscal years ended March 31, 2026, 2025, and 2024:

	Fiscal Year Ended March 31,
	2026	2025	2024
Equity in pretax earnings reported in the consolidated statements of income	$3,430	$9,103	$756
Less: Equity in income taxes	(1,818)	(1,834)	483
Equity in net income	1,612	7,269	1,239
Less: Dividends received on investments (1)	(1,857)	(4,238)	—
Equity in net income, net of dividends, reported in the consolidated statements of cash flows	$(245)	$3,031	$1,239
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
Calculations of earnings per share for the fiscal years ended March 31, 2026, 2025, and 2024, are provided in Note 4.
Cash, Restricted Cash, and Cash Equivalents
 All highly liquid investments with a maturity of three months or less at the time of purchase are classified as cash equivalents.
Advances to Tobacco Suppliers
In many sourcing regions where the Company operates, it provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production. These advances are typically short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several regions, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to tobacco suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to tobacco suppliers totaled approximately $196 million at March 31, 2026 and $189 million at March 31, 2025. The related valuation allowances totaled $16 million at March 31, 2026 and $18 million at March 31, 2025, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions for estimated uncollectible amounts of approximately $6.2 million in fiscal year 2026, $1.9 million in fiscal year 2025, and $14.1 million in fiscal year 2024. These net provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings as it is earned. Advances on which interest accruals had been discontinued totaled approximately $2 million at both March 31, 2026 and 2025.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In-bound freight costs are recorded in cost of goods sold. Other inventories consist primarily of unprocessed and processed food and beverage ingredients, botanical extracts, seed, fertilizer, packing materials, and other supplies, and are valued using the specific cost method.
The Company records inventory write-downs to cost of goods sold for obsolete or unmarketable inventory in an amount equal to the difference between the carrying cost of inventory and the estimated net realizable value based upon assumptions about product demand and market conditions. If ultimate market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. The Company recognized inventory write-downs in fiscal years 2026, 2025, and 2024 of $52.0 million, $19.8 million, and $9.2 million, respectively.
Recoverable Value-Added Tax Credits
In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value-added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominantly for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time, and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At March 31, 2026 and 2025, the aggregate balances of recoverable tax credits held by the Company’s subsidiaries totaled approximately $66 million and $64 million, respectively, and the related valuation allowances totaled approximately $22 million and $21 million at March 31, 2026 and 2025. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.
Property, Plant and Equipment
Depreciation of property, plant and equipment is based upon historical cost and the estimated useful lives of the assets. Depreciation is calculated primarily using the straight-line method. Buildings include processing and blending facilities, offices, and warehouses. Machinery and equipment consists of processing and packing machinery and transport, office, and computer equipment. Estimated useful lives range as follows: buildings - 15 to 40 years; processing and packing machinery - 3 to 11 years; transport equipment - 3 to 10 years; and office and computer equipment - 3 to 12 years. Depreciation expense for the fiscal years ended March 31, 2026, 2025, and 2024 was $44.2 million, $48.7 million, and $47.1 million, respectively. Where applicable and material in amount, the Company capitalizes related interest costs during periods that property, plant and equipment are being constructed or made ready for service. No interest was capitalized in fiscal years 2026, 2025, or 2024.
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
Reporting units are distinct operating subsidiaries or groups of subsidiaries that typically compose the Company’s business in a specific country or location. Goodwill is allocated to reporting units based on the country or location to which a specific acquisition relates, or by allocation based on expected future net cash flows if the acquisition relates to more than one country or location. The majority of the Company’s goodwill relates to its reporting unit in Brazil and reporting units in the Ingredients operating segment. See Note 6 for additional information. Significant adverse changes in the operations or estimated future net cash flows for a reporting unit with recorded goodwill could result in an impairment charge.
Accounting Standards Codification Topic 350 (“ASC 350”) permits companies to base initial assessments of potential goodwill impairment on qualitative factors, and the Company elected to use that approach at March 31, 2026 for all entities with allocated goodwill with the exception of Universal Ingredients–Shank’s. For all entities, except Universal Ingredients–Shank’s, those factors did not indicate that it was more likely than not that the fair value of any of the reporting units was less than their respective carrying value, therefore no potential impairment of the Company’s recorded goodwill was noted at March 31, 2026. The Company elected to use the qualitative approach at March 31, 2025 for all entities. Those factors did not indicate that it was more likely than not that the fair value of any of the reporting units was less than their respective carrying value, therefore no potential impairment of the Company’s recorded goodwill was noted at March 31, 2025.
The goodwill associated with Universal Ingredients–Shank’s was tested utilizing a quantitative approach at March 31, 2026. The quantitative approach was utilized because management determined it was more likely than not that the carrying value exceeded the fair value of the reporting unit based on management's lower internal profitability projections in future years due primarily to the impacts of persistent adverse market conditions for certain new and existing product offerings. ASC 350 allows companies to bypass the qualitative assessment and perform a quantitative assessment. The quantitative goodwill assessment consists of comparing the fair value of each reporting unit to the carrying value of that reporting unit. In the event that the carrying value of the reporting unit exceeds its fair value, an impairment of the reporting unit's goodwill is recognized, up to the amount of goodwill allocated to that reporting unit. The fair value of Universal Ingredients–Shank’s at March 31, 2026 was assessed using a combination of a discounted cash flow model, comprised of estimates of future net cash flows and discount rates, as well as a market-based approach that considered a subset of peer companies. Based on this quantitative assessment, the Company determined the carrying value of Universal Ingredients–Shank’s at March 31, 2026 exceeded the derived fair value and recognized a $41.1 million non-cash goodwill impairment charge for the fiscal year ended March 31, 2026.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Fair Values of Financial Instruments
The fair value of the Company’s long-term debt, disclosed in Note 11, approximates the carrying amount since the variable interest rates in the underlying credit agreement reflect the market interest rates that were available to the Company at March 31, 2026. In periods when fixed-rate obligations are outstanding, fair values are estimated using market prices where they are available or discounted cash flow models based on current incremental borrowing rates for similar classes of borrowers and borrowing arrangements. The fair values of interest rate swap agreements designated as cash flow hedges and used to fix the variable benchmark rate on outstanding long-term debt are determined separately and recorded in other non-current assets. Except for interest rate swaps and forward foreign currency exchange contracts that are discussed below, the fair values of all other assets and liabilities that qualify as financial instruments approximate their carrying amounts.
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
Translation and Remeasurement of Foreign Currencies
The financial statements of foreign subsidiaries having the local currency as the functional currency are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates applicable to each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of other comprehensive income or loss. The financial statements of foreign subsidiaries having the U.S. dollar as the functional currency, with certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currency amounts into U.S. dollars creates remeasurement gains and losses that are included in earnings as a component of selling, general, and administrative expenses. The Company recognized net remeasurement losses of $6.7 million, $6.1 million, and $5.1 million in fiscal years 2026, 2025, and 2024, respectively.
Foreign currency transactions and forward foreign currency exchange contracts that are not designated as hedges generate gains and losses when they are settled or when they are marked-to-market under the prescribed accounting guidance. These transaction gains and losses are also included in earnings as a component of selling, general, and administrative expenses. The Company recognized net foreign currency transaction gains of $1.9 million in fiscal year 2026 and net foreign currency transaction losses of $2.2 million and $3.2 million in fiscal years 2025 and 2024, respectively.
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
While most of the Company’s revenue is derived from tobacco that is purchased from farmers, processed and packed in its factories, and then sold to customers, some revenue is earned from processing tobacco owned by customers and from other value-added services. The arrangements for processing services usually exist in specific markets where the customers contract directly with farmers for leaf production, and they have accounted for less than 5% of total revenue on an annual basis through the fiscal year ended March 31, 2026. Processing and packing of leaf tobacco is a short-duration process. Under normal operating conditions, raw tobacco that is placed into the production line exits as processed and packed tobacco within one hour, and is then

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
later transported to customer-designated storage facilities. The revenue for these services is recognized when the performance obligation is met upon the completion of processing, and the Company’s operating history indicates that customer requirements for processed tobacco are consistently met upon completion of processing.
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
Trade Receivable Sales
During fiscal year 2026, the Company entered into an agreement to sell certain trade receivables, at its discretion, to a third-party financial institution at a discount. The transactions have no recourse and qualify as a true sale, meaning upon receipt of the settlement amount, the associated receivable is removed from the balance sheet and the discount is recognized as an expense in selling, general, and administrative expense on the consolidated statements of income. During the fiscal year ended March 31, 2026, the Company sold $208.7 million of receivables and recorded discounts of $1.8 million.
Accounting Pronouncements
Accounting Pronouncements Adopted in Fiscal Year 2026
In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 requires additional disclosures reconciling the rates of different categories of income tax (i.e. federal, state, foreign, etc.) and a disaggregation of taxes paid and refunded. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and for interim periods in fiscal years beginning after December 15, 2025. The Company adopted ASU 2023-09 in fiscal year 2026, incorporating additional income tax disclosures on a prospective basis in Note 5.
Accounting Pronouncements Adopted in Fiscal Year 2025
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
arrangements with customers. The transaction prices and timing of revenue recognition of these items are determined by the specifics of each contract.
Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Fiscal Year Ended March 31,
	2026	2025	2024
Tobacco sales	$2,359,961	$2,460,496	$2,268,600
Ingredient sales	330,657	321,416	292,291
Processing revenue	119,076	73,597	82,976
Other sales and revenue from contracts with customers	75,384	67,415	77,777
Total revenue from contracts with customers	2,885,078	2,922,924	2,721,644
Other operating sales and revenues	39,392	24,360	26,929
Consolidated sales and other operating revenues	$2,924,470	$2,947,284	$2,748,573
Other operating sales and revenues consists principally of interest on advances to tobacco suppliers and dividend income from unconsolidated affiliates.
Major Customers
A material part of the Company’s business is dependent upon a few customers. The Company’s six largest customers are Altria Group, Inc., British American Tobacco plc, China Tobacco International, Inc., Imperial Brands plc, Japan Tobacco, Inc., and Philip Morris International Inc. In the aggregate, these customers have accounted for approximately 60% of consolidated revenue for each of the past three fiscal years. For the fiscal years ended March 31, 2026, 2025, and 2024, revenue from Philip Morris International Inc. accounted for revenue of approximately $620 million, $480 million, and $630 million, respectively, Imperial Brands plc accounted for revenue of approximately $400 million, $370 million, and $340 million, respectively, and Japan Tobacco, Inc. accounted for revenue of approximately $250 million, $240 million, and $260 million, respectively. These customers do business with various affiliates in the Company’s Tobacco Operations segment. The loss of, or substantial reduction in business from, any of these customers could have a material adverse effect on the Company.
NOTE 3. RESTRUCTURING AND IMPAIRMENT COSTS
During the fiscal years ended March 31, 2026, 2025 and 2024, Universal recorded restructuring and impairment costs related to business changes and various initiatives to adjust certain operations and reduce costs. See Note 1 for goodwill impairment for the fiscal year ended March 31, 2026.
Fiscal Year Ended March 31, 2026
Tobacco Operations
During the fiscal year ended March 31, 2026, the Company recognized an additional $0.7 million of restructuring costs and $1.0 million of impairment costs related to the consolidation of its European sheet tobacco operations that began during the fiscal year ended March 31, 2025. The Company also incurred $0.1 million of termination and impairment costs in other areas of the Tobacco Operations segment during the fiscal year ended March 31, 2026.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
non-tobacco products. The restructuring and impairment costs were net of approximately $0.2 million of income from the sale of GLS processes and procedures to a third-party buyer. Additionally, during the fiscal year ended March 31, 2024, the Company also incurred $1.7 million of termination and impairment costs in other areas of the Tobacco Operations segment.
A summary of the restructuring and impairment costs incurred during the fiscal years ended March 31, 2026, 2025, and 2024 is as follows:

	Fiscal Years Ended March 31,
	2026	2025	2024
Restructuring Costs:
Employee termination benefits	$122	$4,342	$1,615
Other restructuring costs	711	1,372	(181)
	833	5,714	1,434
Impairment Costs:
Property, plant, and equipment and other noncurrent assets	1,000	4,859	2,089
Total restructuring and impairment costs	$1,833	$10,573	$3,523
A reconciliation of the Company’s liability for employee termination benefits and other restructuring costs for fiscal years 2024 through 2026 is as follows:

	Employee Termination Benefits	Other Costs	Total
Balance at April 1, 2023	$—	$—	$—
Fiscal Year 2024 Activity:
Costs charged to expense	1,615	(181)	1,434
Payments and write-offs	(1,362)	181	(1,181)
Balance at March 31, 2024	253	—	253
Fiscal Year 2025 Activity:
Costs charged to expense	4,342	1,372	5,714
Payments and write-offs	(1,660)	(1,101)	(2,761)
Balance at March 31, 2025	2,935	271	3,206
Fiscal Year 2026 Activity:
Costs charged to expense	122	711	833
Payments and write-offs	(2,852)	(449)	(3,301)
Balance at March 31, 2026	$205	$533	$738
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 4.  EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended March 31,
(in thousands, except share and per share data)	2026	2025	2024
Basic Earnings Per Share
Numerator for basic earnings per share
Net income attributable to Universal Corporation	$32,637	$95,047	$119,598

Denominator for basic earnings per share
Weighted average shares outstanding	25,037,983	24,947,208	24,851,858

Basic earnings per share	$1.30	$3.81	$4.81

Diluted Earnings Per Share
Numerator for diluted earnings per share
Net income attributable to Universal Corporation	$32,637	$95,047	$119,598

Denominator for diluted earnings per share:
Weighted average shares outstanding	25,037,983	24,947,208	24,851,858
Effect of dilutive securities
Employee and outside director share-based awards	133,179	180,148	189,056
Denominator for diluted earnings per share	25,171,162	25,127,356	25,040,914

Diluted earnings per share	$1.30	$3.78	$4.78
NOTE 5.  INCOME TAXES
The Company operates in the United States and many foreign countries and is subject to the tax laws of multiple jurisdictions. Changes in tax laws or the interpretation of tax laws can affect the Company’s earnings, as can the resolution of pending and contested tax issues. The Company’s consolidated effective income tax rate is affected by a number of factors, including the mix of domestic and foreign earnings and the effect of exchange rate changes on local taxable income and deferred taxes in foreign countries.
For fiscal years ended March 31, 2026, 2025, and 2024 the Company’s U.S. federal statutory tax rate was 21.0%. The U.S. tax system is primarily territorial based after the enactment of the Tax Cuts and Jobs Act of 2017. The U.S. tax law imposes a tax on U.S. shareholders on certain low-taxed income earned by controlled foreign corporations, referred to as net controlled foreign corporation tested income (“NCTI”). The Company has made an accounting policy election to account for any additional tax resulting from the NCTI provisions in the year in which it is incurred and has not recorded any deferred taxes on temporary book-tax differences related to this income.
The Company continues to assume repatriation of all undistributed earnings of its consolidated foreign subsidiaries and has therefore provided for expected foreign withholding taxes on the distribution of those earnings where applicable, net of any U.S. tax credit attributable to those withholding taxes. Brazil enacted new legislation applying a 10% withholding tax on dividends approved after December 31, 2025 to nonresident shareholders. The Company's tax holiday in Mozambique ended on December 31, 2025, increasing the local statutory rate to 32% and the withholding tax on dividends to 20%. The Company has asserted permanent reinvestment of the book basis of certain foreign subsidiaries, and accordingly, no deferred income tax liability has been recorded for any potential taxable gain that may be realized on a future disposition or liquidation of any of those subsidiaries. It is not practicable for the Company to quantify any deferred income tax liability that would be attributable to those events.
In various countries in which the Company operates, legislation has been enacted incorporating the Organisation for Economic Co-operation and Development’s Global Anti-Base Erosion Pillar Two model rules establishing a 15% global minimum tax. The estimated tax impact of such legislation has been included in the provision for income taxes and is not material. Like NCTI, this is treated as a period cost and does not have any additional deferred taxes related to these new laws.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Income Tax Expense
Income taxes for the fiscal years ended March 31, 2026, 2025, and 2024 consisted of the following:

	Fiscal Year Ended March 31,
	2026	2025	2024
Current
United States	$(2,408)	$7,038	$5,107
State and local	406	713	696
Foreign	49,619	32,112	30,711
	47,617	39,863	36,514
Deferred
United States	(8,169)	(2,631)	(824)
State and local	(842)	(22)	(138)
Foreign	8,051	3,736	(4,443)
	(960)	1,083	(5,405)
Total	$46,657	$40,946	$31,109
Foreign taxes include any applicable U.S. tax expense on the earnings of foreign subsidiaries for fiscal years 2025 and 2024.
Consolidated Effective Income Tax Rate
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	March 31, 2026
	Amount	Percentage
Tax expense at U.S. federal statutory rate	$21,557	21.0%
State and local income taxes	(344)	(0.3)%
International
Brazil
Foreign rate differential	8,116	7.9%
ICMS not included in tax base	(8,093)	(7.9)%
Local statutory differences	4,200	4.1%
Withholding taxes	5,410	5.3%
Dominican Republic
Foreign rate differential	3,478	3.4%
Withholding taxes	(1,656)	(1.6)%
Malawi
Foreign rate differential	5,179	5.0%
Local statutory differences	480	0.5%
Withholding taxes	1,031	1.0%
Mexico
Foreign rate differential	(540)	(0.5)%
Local statutory differences	2,515	2.4%
Withholding taxes	216	0.2%
Mozambique
Foreign rate differential	(8,171)	(8.0)%

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Local statutory differences	(1,199)	(1.2)%
Withholding taxes	(93)	(0.1)%
Philippines
Foreign rate differential	621	0.6%
Local statutory differences	208	0.2%
Withholding taxes	1,367	1.3%
Switzerland
Foreign rate differential	(143)	(0.1)%
Local statutory differences	121	0.1%
Withholding taxes	2,194	2.1%
Zimbabwe
Dividends paid from previously taxed earnings	(3,533)	(3.4)%
Withholding taxes paid on dividends paid from previously tax earnings	2,523	2.5%
Other international jurisdictions local statutory differences	5,100	5.0%
Effect of cross border tax laws
Net controlled foreign corporation tested income, net of foreign tax credits	6,241	6.1%
Branch income, taxed in U.S., net of foreign tax credits	1,557	1.5%
Other	1,833	1.8%
Tax Credits
Foreign tax credits	(4,455)	(4.3)%
Nontaxable or nondeductible items	817	0.8%
Changes in unrecognized tax benefits	31	—%
Other
All other	89	0.1%
Total	$46,657	45.5%
For the fiscal year ending March 31, 2026, state taxes in Pennsylvania, New Jersey, and Illinois make up the majority (greater than 50%) of the state and local tax category.

	Fiscal Year Ended March 31,
	2025	2024
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	0.4	0.3
Foreign earnings taxed at rates other than the U.S. federal statutory tax rate	(3.7)	(5.2)
Foreign dividend withholding taxes	6.7	2.9
Changes in uncertain tax positions	—	(0.2)
Other	2.2	0.2
Effective income tax rate	26.6%	19.0%

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Components of Income Before Income Taxes
The U.S. and foreign components of income before income taxes were as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
United States	$(79,551)	$5,529	$22,517
Foreign	182,203	148,686	141,563
Total	$102,652	$154,215	$164,080
Deferred Income Tax Liabilities and Assets
Significant components of deferred tax liabilities and assets were as follows:

	March 31,
	2026	2025
Liabilities
Foreign withholding taxes	$26,928	$20,989
Property, plant and equipment	15,468	14,730
Undistributed earnings	3,296	3,362
Operating lease right-of-use assets	9,871	8,238
Goodwill and other intangible assets	20,494	30,834
Interest rate swap	16	1,013
All other	3,535	1,680
Total deferred tax liabilities	$79,608	$80,846

Assets
Employee benefit plans	$10,590	$12,624
Reserves and accruals	6,472	6,325
Deferred income	4,167	3,989
Operating lease right-of-use liabilities	9,513	7,496
Currency translation losses of foreign subsidiaries	2,156	2,156
Local currency exchange losses of foreign subsidiaries	3,018	4,466
Interest expense limitation carryforward	9,008	6,369
Foreign tax credit carryforward	11,563	8,795
Capital loss carryforwards	4,055	4,097
All other	13,368	13,470
Total deferred tax assets	73,910	69,787
Valuation allowance	(18,584)	(14,492)
Net deferred tax assets	$55,326	$55,295
At March 31, 2026, the Company had no material net operating loss carryforwards in either its domestic or foreign operations.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Combined Income Tax Expense (Benefit)
The combined income tax expense (benefit) allocable to continuing operations and other comprehensive income was as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
Continuing operations	$46,657	$40,946	$31,109
Other comprehensive loss	165	(532)	(1,056)
Total	$46,822	$40,414	$30,053
Uncertain Tax Positions
A reconciliation of the beginning and ending balance of the gross liability for uncertain tax positions is as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
Liability for uncertain tax positions, beginning of year	$1,006	$1,070	$1,415
Additions:
Related to tax positions for the current year	63	71	65
Reductions:
Due to lapses of statutes of limitations	(49)	(56)	(56)
Due to tax settlements	—	—	(311)
Effect of currency rate changes	24	(79)	(43)
Liability for uncertain tax positions, end of year	$1,044	$1,006	$1,070
The liability for uncertain tax positions at March 31, 2026 includes approximately $1.0 million that could have an effect on the consolidated effective tax rate if the tax benefits are recognized.
Amounts accrued or reversed for interest and penalties were not material for fiscal years 2024 through 2026, and liabilities recorded for penalties at March 31, 2026 and 2025 were also not material.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Cash Taxes
The following table provides the cash income taxes paid, net of refunds for the year ended March 31, 2026:

March 31, 2026
Income tax payments (net of refunds):
United States:
U.S. Federal	$7,602
U.S. State and Local	539
Total United States	8,141
Foreign:
Brazil	4,841
Italy	4,715
Malawi	7,729
Philippines	4,712
Singapore	4,985
Zimbabwe	2,523
Other Foreign	5,471
Total Foreign	34,976

Total	$43,117

NOTE 6.  GOODWILL AND OTHER INTANGIBLES
The Company’s changes in goodwill at March 31, 2026 and 2025 consisted of the following:

	Fiscal Year Ended March 31,
	2026	2025
Balance at beginning of year	$213,840	$213,869
Goodwill impairment (1)	(41,061)	—
Foreign currency translation adjustment	(84)	(29)
Balance at end of year	$172,695	$213,840
(1)     A $41.1 million non-cash goodwill impairment charge for Universal Ingredients–Shank’s was recognized for the fiscal year ended March 31, 2026. There is no remaining goodwill related to Universal Ingredients–Shank’s at March 31, 2026. See Note 1 for additional information.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The Company’s intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company’s intangible assets subject to amortization consisted of the following at March 31, 2026 and 2025:

				March 31, 2026
(in thousands, except useful life)	Useful Life (Years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	-	13	$86,500	$(40,885)	$45,615
Trade names		5		11,100	(11,100)	—
Developed technology		13		9,300	(6,358)	2,942
Noncompetition agreements	4	-	5	4,000	(4,000)	—
Other		5		694	(647)	47
Total intangible assets				$111,594	$(62,990)	$48,604

				March 31, 2025
	Useful Life (Years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	-	13	$86,500	$(33,155)	$53,345
Trade names		5		11,100	(10,320)	780
Developed technology		13		9,300	(6,012)	3,288
Noncompetition agreements	4	-	5	4,000	(3,625)	375
Other		5		802	(754)	48
Total intangible assets				$111,702	$(53,866)	$57,836
Intangible assets are amortized on a straight-line basis over the asset’s estimated useful economic life as noted above.
The Company’s amortization expense for intangible assets for the fiscal years ended March 31, 2026, 2025, and 2024:

	Fiscal Year Ended March 31,
	2026	2025	2024
Amortization Expense	$9,124	$11,067	$11,279
Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated income statements of income. The amortization expense for the other intangible assets is recorded in selling, general, and administrative expenses in the consolidated income statements of income.
As of March 31, 2026, the expected future amortization expense for intangible assets is as follows:

Fiscal Year
2027	$8,101
2028	8,101
2029	8,077
2030	8,077
2031 and thereafter	16,248
Total expected future amortization expense	$48,604
NOTE 7.  CREDIT FACILITIES
Bank Credit Agreement
On December 9, 2025, the Company entered into a new senior unsecured bank credit agreement that replaced its then existing bank credit agreement. In addition to extending the maturity dates of the underlying components of the facility, the new

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
agreement includes a $780 million five-year revolving credit facility (expiring December 9, 2030), a $275 million five-year term loan (due December 9, 2030), and a $345 million seven-year term loan (due December 9, 2032). The new facility may be expanded to allow for additional borrowings of up to $300 million under certain conditions. Borrowings under the revolving credit facility bear interest at a variable rate benchmarked to the Secured Overnight Financing Rate (“SOFR”) plus a margin based on the Company’s credit measures. In addition to interest, the Company pays a facility fee on the revolving credit facility. $50 million was outstanding under the revolving credit facility at March 31, 2026. The Company may request that the lenders extend the applicable maturity date for the revolving credit facility, the five-year term loan and/or the seven-year term loan for up to two one-year extensions, subject to satisfaction of certain terms and conditions and consent of the requisite number of lenders. The Company’s obligations under the new bank credit agreement are guaranteed by its subsidiary, Universal Ingredients. The new credit agreement contains financial covenants that require the Company to maintain certain levels of tangible net worth and leverage. These covenants are substantially the same as the covenants in the prior bank credit agreement, and the Company was in compliance with the covenants at March 31, 2026.
Short-Term Credit Facilities
The Company maintains short-term uncommitted lines of credit in the United States and in a number of foreign countries. Foreign borrowings are generally in the form of overdraft facilities at rates competitive in the countries in which the Company operates. Generally, each foreign line is available only for borrowings related to operations of a specific country. As of March 31, 2026 and 2025, approximately $238 million and $195 million, respectively, were outstanding under these uncommitted lines of credit. The weighted-average interest rates on short-term borrowings outstanding as of March 31, 2026 and 2025 were approximately 5.2% and 6.2%, respectively. At March 31, 2026, the Company and its consolidated affiliates had unused uncommitted lines of credit totaling approximately $465 million.
NOTE 8.  LONG-TERM DEBT
The Company’s long-term debt at March 31, 2026 and 2025 consisted of the following:

	March 31,
	2026	2025
Senior bank term loans	$620,000	$620,000
Less: current portion	—	—
Less: unamortized debt issuance costs	(3,273)	(2,082)
Long-term debt	$616,727	$617,918
As discussed in Note 7, on December 9, 2025, the Company entered into a new bank credit agreement that replaced its then existing bank credit agreement. In addition to extending the maturity dates of the underlying components of the facility, the new agreement includes a $275 million five-year term loan and a $345 million seven-year term loan. Both term loans were fully funded at closing, require no amortization, and are repayable without penalty prior to maturity. Under the credit agreement, both term loans bear interest at a variable rate benchmarked to the SOFR plus a margin that is based on the Company’s credit measures.
As discussed in Note 10, the Company had receive-floating/pay-fixed interest rate swap agreements in place with respect to the prior term loans through December 15, 2027 for the five-year term loan and through December 15, 2029 for the seven-year term loan. These agreements were terminated concurrently with the repayment of the prior term loans and replaced with new interest rate swap agreements that will continue to convert a portion of the variable benchmark rate to a fixed rate on each term loan through their respective maturity dates. With the swap agreements in place, the effective interest rates on the swapped portions of the five-year and seven-year term loans were 5.47% and 6.13% at March 31, 2026, respectively. The weighted average effective interest rates, when taking into consideration both the swapped and unswapped interest payments, were 5.57% and 6.15% at March 31, 2026 for the five-year and seven-year term loans, respectively. Changes in the effective interest rates could result from a change in interest rates on the unhedged interest payments or a change in the Company’s credit measures that impact the applicable credit spreads specified in the underlying loan agreement.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The following table sets forth the right-of-use assets and lease liabilities for operating leases included in the Company’s consolidated balance sheet:

	March 31, 2026	March 31, 2025
Assets
Operating lease right-of-use assets	$37,272	$34,260

Liabilities
Current portion of operating lease liabilities	$11,172	$10,742
Long-term operating lease liabilities	24,359	20,608
Total operating lease liabilities	$35,531	$31,350
The following table sets forth the location and amount of operating lease costs included in the Company’s consolidated statement of income:

	Fiscal Year Ended March 31,
	2026	2025	2024
Income Statement Location
Cost of goods sold	$16,220	$14,987	$11,806
Selling, general, and administrative expenses	9,461	9,572	10,691
Total operating lease costs (1)	$25,681	$24,559	$22,497
(1)Includes variable operating lease costs.
The following table reconciles the undiscounted cash flows to the operating lease liabilities in the Company’s consolidated balance sheet:

March 31, 2026
Fiscal Year Maturity of Operating Lease Liabilities
2027	$13,232
2028	8,667
2029	6,660
2030	5,191
2031	2,654
2031 and thereafter	7,406
Total undiscounted cash flows for operating leases	$43,810
Less: Imputed interest	(8,279)
Total operating lease liabilities	$35,531
As of March 31, 2026, the Company had entered into no additional operating leases that have not yet commenced.
The following table sets forth supplemental information related to operating leases:

	Fiscal Year Ended March 31,
(in thousands, except lease term and incremental borrowing rate)	2026	2025	2024
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of operating lease liabilities	$16,061	$14,156	$13,898
Right-of-use assets obtained in exchange for new operating leases	16,901	15,406	8,507
Weighted Average Remaining Lease Term (years)	5.12	4.46	4.59
Weighted Average Collateralized Incremental Borrowing Rate	7.55%	6.92%	6.10%

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
Cash Flow Hedging Strategy for Interest Rate Risk
In December 2025, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2025 (see Note 8 for additional information). Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At March 31, 2026, the total notional amount of the interest rate swaps was $310 million, which corresponded to a portion of the aggregate balance of the term loans.
Previously, the Company entered into receive-floating/pay-fixed interest rate swap agreements in December 2022 that were designated and qualified as cash flow hedges for two non-amortizing bank loans that were repaid concurrent with the entry into the Company's new bank credit facility in December 2025. Those swap agreements, which had an aggregate notional amount of $310 million corresponding to a portion of the principal balance on the repaid loans, were terminated concurrent with the inception of the new swap agreements. The fair value of the previous swap agreements, approximately $1.0 million, was paid to the counterparties in December 2025 upon termination and is being amortized from accumulated other comprehensive loss into earnings as interest expense through the original maturity dates of those agreements.
Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Forecast Purchases of Tobacco, Tobacco Processing Costs, and Crop Input Sales
The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, sales of crop inputs (such as seeds and fertilizers) to farmers, purchases of tobacco from farmers and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar sales of crop inputs and cost of processed tobacco. From time to time, the Company enters into forward and option contracts to buy U.S. dollars and sell the local currency at future dates that coincide with the sale of crop inputs to farmers. In the case of forecast purchases of tobacco and the related processing costs, the Company enters into forward and option contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. These strategies offset the variability of future U.S. dollar cash flows for sales of crop inputs, tobacco purchases, and processing costs for the foreign currency notional amount hedged. These hedging strategies have been used mainly for tobacco purchases, processing costs, and sales of crop inputs in Brazil, although the Company has also entered into hedges for a portion of the tobacco purchases in Africa. Additionally, the Company initiated a strategy in Brazil and Mexico to hedge a portion of the forecasted local currency-denominated operating costs in fiscal year 2026 by entering into derivative contracts to buy the local currencies and sell the U.S. dollar.
The aggregate U.S. dollar notional amount of forward and option contracts entered for these purposes during fiscal years 2026, 2025, and 2024 was as follows:

	Fiscal Year Ended March 31,
(in millions)	2026	2025	2024
Tobacco purchases	$60.5	$108.8	$30.3
Processing costs	11.5	16.9	4.9
Operating costs	21.9	28.9	—
Crop input sales	37.7	31.1	30.1
Total	$131.6	$185.7	$65.3

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
The table below presents the expected timing of when the remaining accumulated other comprehensive gains and losses as of March 31, 2026 for cash flows hedges of tobacco purchases and crop input sales will be recognized in earnings.

Hedging Program	Crop Year	Geographic Location(s)	Fiscal Year Earnings
Tobacco purchases	2026	Brazil	2027
Crop input sales	2027	Brazil	2028
Crop input sales	2026	Brazil	2027
Forward contracts related to processing and operating costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.
Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable VAT, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary’s projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at March 31, 2026 and 2025, were approximately $24.2 million and $17.7 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Financial Instruments on the Consolidated Statements of Income
The table below outlines the effects of the Company’s use of derivative financial instruments on the consolidated statements of income for the fiscal years ended March 31, 2026, 2025, and 2024.

	Fiscal Year Ended March 31,
	2026	2025	2024
Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$191	$(247)	$15,375
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$2,009	$4,676	$5,592
Gain (loss) on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$1,968	$2,754	$5,397
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Forward Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$1,202	$(5,708)	$2,088
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(3,519)	$218	$7,996
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$1,138
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco and sales of crop inputs in Brazil and Africa

Derivatives Not Designated as Hedges - Forward Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(1,006)	$(563)	$(3,484)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
For the outstanding interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.
For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases and crop input sales in Brazil, a net hedge loss of approximately $1.3 million remained in accumulated other comprehensive loss at March 31, 2026. That balance reflects gains and losses on contracts related to the purchase of 2026 Brazil crops and the 2027 and 2026 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through March 31, 2026. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at March 31, 2026 and 2025:

	Derivatives in a Fair Value Asset Position			Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of March 31,		Balance Sheet Location	Fair Value as of March 31,
		2026	2025		2026	2025
Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$953	$1,783	Other long-term liabilities	$—	$—

Forward foreign currency exchange contracts	Other current assets	307	11	Accounts payable and accrued expenses	321	5,228
Total		$1,260	$1,794		$321	$5,228

Derivatives Not Designated as Hedging Instruments
Forward foreign currency exchange contracts	Other current assets	$458	$291	Accounts payable and accrued expenses	$273	$1,440
Total		$458	$291		$273	$1,440
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
Recurring Fair Value Measurements
At March 31, 2026 and 2025, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	March 31, 2026
		Fair Value Hierarchy
	NAV	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10	$—	$—	$—	$10
Trading securities associated with deferred compensation plans	—	11,630	—	—	11,630
Interest rate swap agreements	—	—	953	—	953
Forward foreign currency exchange contracts	—	—	765	—	765
Total financial assets measured and reported at fair value	$10	$11,630	$1,718	$—	$13,358

Liabilities
Forward foreign currency exchange contracts	$—	$—	$594	$—	$594
Total financial liabilities measured and reported at fair value	$—	$—	$594	$—	$594

	March 31, 2025
		Fair Value Hierarchy
	NAV	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$149	$—	$—	$—	$149
Trading securities associated with deferred compensation plans	—	11,313	—	—	11,313
Interest rate swap agreements	—	—	1,783	—	1,783
Forward foreign currency exchange contracts	—	—	302	—	302
Total financial assets measured and reported at fair value	$149	$11,313	$2,085	$—	$13,547

Liabilities
Forward foreign currency exchange contracts	$—	$—	$6,668	$—	$6,668
Total financial liabilities measured and reported at fair value	$—	$—	$6,668	$—	$6,668
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
Long-term Debt
The following table summarizes the fair and carrying value of the Company’s long-term debt, including the current portion at each of the balance sheet dates March 31, 2026 and 2025:

	Fiscal Year Ended March 31,
(in millions of dollars)	2026	2025
Fair market value of long-term obligations	$615	$616
Carrying value of long-term obligations	$620	$620
The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities. See Note 8 for more information regarding long-term debt.
Nonrecurring Fair Value Measurements
Assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to long-lived assets, right-of-use operating lease assets and liabilities, goodwill and intangibles, and other current and noncurrent assets. These assets and liabilities fair values are evaluated for impairment when potential indicators of impairment exist. Accordingly, the nonrecurring measurement of the fair value of these assets and liabilities are classified within Level 3 of the fair value hierarchy. See Note 1 for discussion of the goodwill impairment at Universal Ingredients–Shank’s.
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
Consolidation of tobacco sheet operations
As discussed in Note 3, during fiscal year 2025, the Company initiated a plan to consolidate the European Sheet tobacco operations into the Company’s facility in the Netherlands. The Company is in the process of winding down its operations in Germany, resulting in an impairment charge of $4.9 million for the long-lived assets for the fiscal year ended March 31, 2025, to reduce their carrying value to fair value. The long-lived assets primarily consist of a processing facility, machinery and equipment, and administrative offices. As part of the wind-down, the Company also recognized other impairment charges associated with inventory, certain accounts receivable and other assets in fiscal year 2025. After reassessing the fair value of the

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
long-lived assets associated with the operations in Germany, an additional $1.0 million impairment charge was recognized in fiscal year 2026.
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
Actuarial Assumptions
Assumptions used for financial reporting purposes to compute net periodic benefit cost and benefit obligations for the Company’s primary defined benefit plans were as follows:

	Pension Benefits			Other Postretirement Benefits
	2026	2025	2024	2026	2025	2024
Discount rates:
Benefit cost for plan year	5.58%	5.27%	5.00%	5.35%	5.17%	4.90%
Benefit obligation at end of plan year	5.87%	5.58%	5.27%	5.54%	5.35%	5.17%
Expected long-term return on plan assets:
Benefit cost for plan year	6.75%	6.30%	6.50%	3.00%	3.00%	3.00%
Salary scale:
Benefit cost for plan year	5.00%	4.00%	4.00%	5.00%	4.00%	4.00%
Benefit obligation at end of plan year	5.00%	5.00%	4.00%	5.00%	5.00%	4.00%
Healthcare cost trend rate	N/A	N/A	N/A	8.95%	8.08%	6.97%
Changes in the discount rates in the above table reflect prevailing market interest rates at the end of each fiscal year when the benefit obligations are actuarially measured. The expected long-term return on plan assets is developed from financial models used to project future returns on the underlying assets of the funded plans and is reviewed on an annual basis. The healthcare cost trend rate used by the Company is based on a study of medical cost inflation rates that is reviewed and updated annually for continued applicability. The trend assumption of 8.95% in 2026 declines gradually to 4.45% in 2035. The Company has caps in place on postretirement medical benefits that limit its cost for a large segment of the retiree population. As a result, changes to the healthcare cost trend rate have a limited impact on the postretirement medical plan liability and expense.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Benefit Obligations, Plan Assets, and Funded Status
The following table reflects the changes in benefit obligations and plan assets in fiscal years 2026 and 2025, as well as the funded status of the plans at March 31, 2026 and 2025:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2026	2025	2026	2025
Actuarial present value of benefit obligation:
Accumulated benefit obligation	$173,312	$180,725
Projected benefit obligation	180,388	187,918	$17,285	$18,134

Change in projected benefit obligation:
Projected benefit obligation, beginning of year	$187,918	$237,626	$18,134	$20,077
Service cost	5,059	5,192	65	75
Interest cost	9,651	11,943	1,038	1,062
Effect of discount rate change	(5,275)	(4,710)	(157)	(469)
Foreign currency exchange rate changes	—	(146)	217	(325)
Settlements	—	(46,714)	—	—
Other	3,481	232	573	247
Benefit payments	(20,446)	(15,505)	(2,585)	(2,533)
Projected benefit obligation, end of year	$180,388	$187,918	$17,285	$18,134

Change in plan assets:
Plan assets at fair value, beginning of year	$171,031	$220,336	$1,537	$1,934
Actual return on plan assets	13,135	9,766	44	53
Employer contributions	11,674	3,290	2,084	2,083
Settlements	—	(46,714)	—	—
Foreign currency exchange rate changes	(577)	(142)	—	—
Benefit payments	(20,446)	(15,505)	(2,585)	(2,533)
Plan assets at fair value, end of year	$174,817	$171,031	$1,080	$1,537

Funded status:
Funded status of the plans, end of year	$(5,571)	$(16,887)	$(16,205)	$(16,597)
The Company funds its non-regulated U.S. pension plan, one of its foreign pension plans, and its postretirement medical plans on a pay-as-you-go basis as the benefit payments are incurred. The unfunded PBO for those pension plans and postretirement benefit plans was $21.1 million and $14.2 million, respectively, at March 31, 2026.
The funded status of the Company’s plans at the end of fiscal years 2026 and 2025 was reported in the consolidated balance sheets as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2026	2025	2026	2025
Noncurrent assets (included in Pension asset)	$16,541	$12,819	$—	$—
Current liability (included in Accrued expenses and other current liabilities)	(1,508)	(9,497)	(1,337)	(1,471)
Noncurrent liability (reported as Pensions and other postretirement benefits)	(20,604)	(20,209)	(14,868)	(15,126)
Amounts recognized in the consolidated balance sheets	$(5,571)	$(16,887)	$(16,205)	$(16,597)

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Additional information on the funded status of the Company’s plans as of the respective measurement dates for the fiscal years ended March 31, 2026 and 2025, is as follows:

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2026	2025	2026	2025
For plans with a projected benefit obligation in excess of plan assets:
Aggregate projected benefit obligation (PBO)	$32,924	$39,116	$17,285	$18,134
Aggregate fair value of plan assets	10,812	—	1,080	1,537
For plans with an accumulated benefit obligation in excess of plan assets:
Aggregate accumulated benefit obligation (ABO)	30,645	37,352	N/A	N/A
Aggregate fair value of plan assets	10,812	—	N/A	N/A
Net Periodic Benefit Cost
The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits			Other Postretirement Benefits
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2026	2025	2024	2026	2025	2024
Components of net periodic benefit cost:
Service cost	$5,059	$5,192	$5,214	$65	$75	$239
Interest cost	9,651	11,943	11,566	1,038	1,062	1,049
Expected return on plan assets	(12,685)	(14,874)	(15,504)	(42)	(53)	(63)
Settlement cost	—	14,101	—	—	—	—
Net amortization and deferral	(79)	15	659	(730)	(662)	(791)
Net periodic benefit cost	$1,946	$16,377	$1,935	$331	$422	$434
A one-percentage-point increase or decrease in the assumed healthcare cost trend rate would not result in a significant change to the March 31, 2026 APBO or the aggregate service and interest cost components of the net periodic postretirement benefit expense for fiscal year 2027.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Amounts Included in Accumulated Other Comprehensive Loss
Amounts included in accumulated other comprehensive loss at the beginning of the year are amortized as a component of net periodic benefit cost during the year. The amounts recognized in other comprehensive income or loss for fiscal years 2026 and 2025 and the amounts included in accumulated other comprehensive loss at the end of those fiscal years are shown below. All amounts shown are before allocated income taxes.

	Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,
	2026	2025	2026	2025
Change in net actuarial loss (gain):
Net actuarial loss (gain), beginning of year	$50,050	$63,428	$(6,732)	$(7,169)
Losses (gains) arising during the year	(2,460)	893	408	(221)
Settlement	—	(14,101)	—	—
Amortization included in net periodic benefit cost during the year	104	(170)	728	658
Net actuarial loss (gain), end of year	47,694	50,050	(5,596)	(6,732)

Change in prior service cost (benefit):
Prior service cost (benefit), beginning of year	524	369	(27)	(31)
Prior service cost (benefit) arising during the year	—	—	—	—
Amortization included in net periodic benefit cost during the year	(25)	155	3	4
Prior service cost (benefit), end of year	499	524	(24)	(27)

Total amounts in accumulated other comprehensive loss at end of year, before income taxes	$48,193	$50,574	$(5,620)	$(6,759)
Amounts in the above table reflect the Company and its consolidated subsidiaries. The accumulated other comprehensive loss reported in the consolidated balance sheets also includes pension and other postretirement benefit amounts related to ownership interests in unconsolidated affiliates.
The Company expects to recognize approximately $0.7 million of the March 31, 2026 net actuarial loss and $0.1 million of the March 31, 2026 prior service benefit in net periodic benefit cost during fiscal year 2027.
Allocation of Pension Plan Assets
The Company has established, and periodically adjusts, target asset allocations for its investments in its U.S. ERISA-regulated defined benefit pension plan, which represents 94% of consolidated plan assets and 82% of consolidated PBO at March 31, 2026, to balance the needs of liquidity, total return, and risk control. The assets are required to be diversified across asset classes and investment styles to achieve that balance. During the year, the asset allocation is reviewed for adherence to the target policy and rebalanced to the targeted weights. The Company reviews the expected long-term returns of the asset allocation each year to help determine whether changes are needed. The return is evaluated on a weighted-average basis in relation to inflation. The assumed long-term rate of return used to calculate annual benefit expense is based on the asset allocation and expected market returns for the respective asset classes.
The weighted–average target pension asset allocation and target ranges at the March 31, 2026 measurement date and the actual asset allocations at the March 31, 2026 and 2025 measurement dates by major asset category were as follows:

					Actual Allocation
	Target Allocation				March 31,
Major Asset Category		Range			2026	2025
Equity securities	30.0%	20%	-	40%	29.5%	28.4%
Fixed income securities (1)	65.0%	55%	-	75%	65.3%	63.8%
Alternative investments	5.0%	0%	-	10%	5.2%	7.8%
Total	100.0%				100.0%	100.0%
(1)Actual amounts include high yield securities and cash balances held for the payment of benefits.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Universal makes regular contributions to its pension and other postretirement benefit plans. As previously noted, for postretirement health benefits, contributions reflect funding of those benefits as they are incurred. The Company expects to make no contributions to its ERISA regulated defined benefit pension plan and $3.4 million to its non-ERISA regulated pension plans in fiscal year 2027.
Estimated future benefit payments to be made from the Company’s plans are as follows:

	Pension Benefits	Other Postretirement Benefits
Fiscal Year
2027	$13,154	$1,782
2028	16,553	1,708
2029	13,383	1,629
2030	12,724	1,580
2031	14,890	1,557
2032 - 2036	68,833	7,318
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
Fair values of the assets of the Company’s pension plans as of March 31, 2026 and 2025, classified based on how their values were determined under the fair value hierarchy are as follows:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Equity securities	$48,050	$—	$—	$48,050
Fixed income securities (1)	93,119	14,331	10,812	118,262
Alternative investments	—	—	8,505	8,505
Total investments	$141,169	$14,331	$19,317	$174,817

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Equity securities	$45,008	$—	$—	$45,008
Fixed income securities (1)	104,071	—	9,409	113,480
Alternative investments	—	—	12,543	12,543
Total investments	$149,079	$—	$21,952	$171,031
(1)Includes high yield securities and cash and cash equivalent balances.
Other Benefit Plans
Universal and several subsidiaries offer employer defined contribution savings plans. Amounts charged to expense for these plans were approximately $4.8 million for fiscal year 2026, $5.2 million for fiscal year 2025, and $4.3 million for fiscal year 2024.
NOTE 13.  CAPITAL STOCK
Common Stock
At March 31, 2026, the Company’s shareholders had authorized 100,000,000 shares of its common stock, and 24,923,496 shares were issued and outstanding. Holders of the common stock are entitled to one vote for each share held on all matters requiring a vote. Holders of the common stock are also entitled to receive dividends when, as, and if declared by the Company’s Board of Directors. The Board of Directors customarily declares and pays regular quarterly dividends on the outstanding common shares; however, such dividends are at the Board’s full discretion, and there is no obligation to continue them.
Preferred Stock
The Company is also authorized to issue up to 5,000,000 shares of preferred stock. No preferred stock was outstanding at March 31, 2026.
Share Repurchase Programs
Universal’s Board of Directors has authorized programs to repurchase outstanding shares of the Company’s common stock. Under these programs, the Company has made and may continue to make share repurchases from time to time in the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Programs have been in place continuously throughout fiscal years 2024 through 2026. The current program, which replaced an expiring program, was authorized and became effective on November 7, 2024. It authorizes the purchase of up to $100 million of the Company’s outstanding common stock and expires on November 15, 2026. At March 31, 2026, $100 million of the authorization remained available for share repurchases under the current program.
Repurchases of common stock under the programs for fiscal years 2026, 2025, and 2024 were as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
Number of shares repurchased	—	—	100,000
Cost of shares repurchased (in thousands of dollars)	$—	$—	$4,744
Weighted-average cost per share	$—	$—	$47.44
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
RSUs awarded to officers generally vest 3 years after the grant date. After vesting RSUs are paid out in shares of common stock. Under the terms of the RSU awards, grantees receive dividend equivalents in the form of additional RSUs that vest and are paid out on the same vesting date as the original RSU grant. The PSUs vest 3 years from the grant date, are paid out in shares of common stock at the vesting date, and do not carry rights to dividends or dividend equivalents prior to vesting. Shares ultimately paid out under PSU grants are dependent on the achievement of predetermined performance measures established by the Compensation Committee and can range from zero to 150% of the stated award. RSUs awarded to outside directors vest 1 year after the grant date. Additionally, restricted stock vests upon the individual’s retirement from service as a director.
RSUs, Restricted Stock, and PSUs
The following table summarizes the Company’s RSU, restricted stock, and PSU activity for fiscal years 2024 through 2026:

	RSUs		Restricted Stock		PSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Fiscal Year Ended March 31, 2024:
Unvested at beginning of year	382,410	$56.03	11,600	$41.86	160,015	$44.55
Granted	117,103	51.90	—	—	65,645	43.01
Vested	(109,877)	61.75	—	—	(73,963)	34.45
Forfeited	—	—	—	—	(467)	34.33
Unvested at end of year	389,636	53.18	11,600	41.86	151,230	48.22

Fiscal Year Ended March 31, 2025:
Granted	157,861	49.36	—	—	75,264	38.23
Vested	(159,631)	56.42	—	—	(61,829)	47.95
Forfeited	—	—	—	—	—	—
Unvested at end of year	387,866	50.29	11,600	41.86	164,665	44.54

Fiscal Year Ended March 31, 2026:
Granted	133,142	61.53	—	—	75,151	55.89
Vested	(268,998)	50.46	—	—	(71,816)	54.46
Forfeited	(2,667)	51.56	—	—	(2,425)	42.55
Unvested at end of year	249,343	$56.10	11,600	$41.86	165,575	$45.21
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
Stock-Based Compensation Expense
Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award, or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
grant. For the fiscal years ended March 31, 2026, 2025, and 2024, total stock-based compensation expense and the related income tax benefit recognized were as follows:

	Fiscal Year Ended March 31,
	2026	2025	2024
Total stock-based compensation expense	$7,116	$8,531	$12,063
Income tax benefit recorded on stock-based compensation expense	$1,597	$1,914	$2,713
At March 31, 2026, the Company had $3.3 million of unrecognized compensation expense related to stock-based awards, which will be recognized over a weighted-average period of approximately 0.7 years.
NOTE 15.  COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS
Commitments
The Company enters into contracts to purchase tobacco from farmers in a number of the countries where it operates. Contracts in most countries cover one annual growing season. Primarily with the farmer contracts in Brazil, Malawi, Mozambique, the Philippines, Guatemala, and Mexico, the Company provides seasonal financing to support the farmers’ production of their crops. At March 31, 2026, the Company had contracts to purchase approximately $699 million of tobacco to be delivered during fiscal year 2027 and $159 million of tobacco to be delivered in subsequent fiscal years. These amounts are estimates since actual quantities purchased will depend on crop yields, and prices will depend on the quality of the tobacco delivered and other market factors. Tobacco purchase obligations have been partially funded by short-term advances to farmers and other suppliers, which totaled approximately $180 million, net of allowances, at March 31, 2026. The Company withholds payments due to farmers on delivery of the tobacco to satisfy repayment of the financing it provided to the farmers. In addition to its contractual obligations to purchase tobacco, the Company had commitments related to agricultural materials, approved capital expenditures, and various other requirements that approximated $90 million at March 31, 2026.
Other Contingent Liabilities
Other Contingent Liabilities (Letters of credit)
The Company had other contingent liabilities totaling approximately $1.0 million at March 31, 2026, primarily under outstanding letters of credit.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
The Ingredients Operations segment provides its customers with a broad variety of plant-based ingredients for both human and pet consumption. The Ingredients Operations segment utilizes a variety of value-added manufacturing processes converting raw materials into a wide spectrum of fruit and vegetable juices, concentrates, dehydrated products, botanical extracts, flavorings, and colorings. Customers for the Ingredients Operations segment include large multinational food and beverage companies, smaller independent manufacturers, and retail organizations. FruitSmart, Silva, and Universal Ingredients–Shank’s are the primary operations for the Ingredients Operations segment. FruitSmart supplies a broad set of juices, concentrates, pomaces, purees, fruit fibers, seeds, seed powders, and other value-added products to food, beverage, and flavor companies throughout the United States and internationally. Silva procures dehydrated vegetables, fruits, and herbs from around the world and specializes in processing natural materials into custom designed dehydrated vegetable and fruit-based ingredients for a variety of end products. Universal Ingredients–Shank’s offers a diversified portfolio of botanical extracts, distillates, natural flavors, and color for industrial and private label customers worldwide, and is known for their significant vanilla expertise. Universal Ingredients–Shank’s is also equipped to offer customers custom bottling and packaging for their products.
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

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Reportable segment data as of, or for, the fiscal years ended March 31, 2026, 2025, and 2024, is as follows:

	Fiscal Year Ended March 31, 2026			Fiscal Year Ended March 31, 2025			Fiscal Year Ended March 31, 2024
	Tobacco Operations	Ingredients Operations	Consolidated	Tobacco Operations	Ingredients Operations	Consolidated	Tobacco Operations	Ingredients Operations	Consolidated
Sales and other operating revenues	$2,576,358	$348,112	$2,924,470	$2,608,675	$338,609	$2,947,284	$2,438,775	$309,798	$2,748,573
Cost of goods sold	(2,124,845)	(287,609)	(2,412,454)	(2,133,063)	(265,564)	(2,398,627)	(1,975,955)	(236,520)	(2,212,475)
Selling, general and administrative expenses	(181,476)	(45,559)	(227,035)	(179,340)	(48,610)	(227,950)	(179,569)	(56,624)	(236,193)
Corporate overhead allocated to the segments	(61,928)	(11,708)	(73,636)	(65,195)	(12,142)	(77,337)	(61,655)	(12,718)	(74,373)
Equity in pretax earnings (loss) of unconsolidated affiliates (1)	3,430	—	3,430	9,103	—	9,103	756	—	756
Segment operating income	211,539	3,236	214,775	240,180	12,293	252,473	222,352	3,936	226,288
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (1)			(3,430)			(9,103)			(756)
Restructuring and impairment costs (2)			(1,833)			(10,573)			(3,523)
Goodwill impairment (3)			(41,061)			—			—
Consolidated operating income			$168,451			$232,797			$222,009
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
(3)Goodwill impairment is excluded from reportable segment operating income, but is included in consolidated operating income in the consolidated statements of income (see Note 1).

	Segment Assets			Accounts Receivable, net
	March 31,			March 31,
	2026	2025	2024	2026	2025	2024
Tobacco Operations	$2,300,491	$2,436,416	$2,451,895	$508,247	$566,755	$472,357
Ingredients Operations	466,276	553,136	485,344	55,617	59,121	52,905
Consolidated total	$2,766,767	$2,989,552	$2,937,239	$563,864	$625,876	$525,262

	Goodwill, net			Intangibles, net
	March 31,			Fiscal Year Ended March 31,
	2026	2025	2024	2026	2025	2024
Tobacco Operations	$97,688	$97,772	$97,801	$47	$47	$62
Ingredients Operations	75,007	116,068	116,068	48,557	57,789	68,821
Consolidated total	$172,695	$213,840	$213,869	$48,604	$57,836	$68,883

	Capital Expenditures			Depreciation and Amortization
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2026	2025	2024	2026	2025	2024
Tobacco Operations	$34,332	$35,387	$35,173	$32,822	$39,494	$40,267
Ingredients Operations	14,497	27,214	30,840	20,615	20,279	18,059
Consolidated total	$48,829	$62,601	$66,013	$53,437	$59,773	$58,326

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Geographic data as of, or for, the fiscal years ended March 31, 2026, 2025, and 2024, is presented below. Sales and other operating revenues are attributed to individual countries based on the final destination of the shipment. Long-lived assets generally consist of net property, plant, and equipment, goodwill, and other intangibles.

Geographic Data	Sales and Other Operating Revenues
	Fiscal Year Ended March 31,
	2026	2025	2024
United States	$659,364	$622,325	$547,923
Belgium	559,625	532,479	552,208
Indonesia	193,543	105,934	117,019
Poland	170,885	99,845	97,723
China	169,291	293,619	219,979
Philippines	151,515	120,648	133,656
Germany	65,817	115,938	95,350
Italy	51,904	46,417	47,197
France	41,369	22,323	16,669
Netherlands	29,107	37,501	42,492
Mexico	22,830	29,073	26,438
All other countries	809,220	921,182	851,919
Consolidated total	$2,924,470	$2,947,284	$2,748,573

	Long-Lived Assets (net)
	March 31,
(in thousands)	2026	2025	2024
United States	$314,160	$362,701	$355,905
Brazil	139,285	139,497	139,642
Mozambique	40,748	39,415	35,845
All other countries	100,060	103,037	117,240
Consolidated total	$594,253	$644,650	$648,632

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
NOTE 17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in the balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the fiscal years ended March 31, 2026, 2025, and 2024:

	Fiscal Year Ended March 31,
	2026	2025	2024
Foreign currency translation:
Balance at beginning of year	$(42,639)	$(44,815)	$(44,233)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	4,955	1,750	(1,531)
Less: Net loss on foreign currency translation attributable to noncontrolling interests	570	426	949
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	5,525	2,176	(582)
Balance at end of year	$(37,114)	$(42,639)	$(44,815)

Foreign currency hedge:
Balance at beginning of year	$(4,914)	$(616)	$4,899
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(561), $1,440 and $17)	2,779	(4,860)	(187)
Reclassification of net (gain) loss to earnings (net of tax expense (benefit) of $(525), $(75), and $1,718) (1)	1,057	562	(5,328)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	3,836	(4,298)	(5,515)
Balance at end of year	$(1,078)	$(4,914)	$(616)

Interest rate hedge:
Balance at beginning of year	$2,834	$8,488	$5,253
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(50), $65, and $(4,035))	140	(183)	11,340
Reclassification of net (gain) loss to earnings (net of tax expense (benefit) of $1,047, $1,958, and $2,884) (2)	(2,930)	(5,471)	(8,105)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(2,790)	(5,654)	3,235
Balance at end of year	$44	$2,834	$8,488

Pension and other postretirement benefit plans:
Balance at beginning of year	$(35,332)	$(44,642)	$(42,976)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) arising during the year (net of tax (expense) benefit of $(42), $243, and $149) (3)	200	(1,008)	(430)
Recognition of net actuarial loss for pension settlement, (net of tax benefit of $(3,257)) (4)	—	10,844	—
Amortization included in earnings (net of tax (expense) benefit of $(34), $158, and $339) (5)	168	(526)	(1,236)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	368	9,310	(1,666)
Balance at end of year	$(34,964)	$(35,332)	$(44,642)

Total accumulated other comprehensive income (loss) at end of year	$(73,112)	$(80,051)	$(81,585)
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

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Universal Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Universal Corporation (the Company) as of March 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 1, 2026 expressed an unqualified opinion thereon.
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

Allowance for Advances to Tobacco Suppliers
Description of the Matter
The Company’s short-term and long-term advances to tobacco suppliers totaled approximately $196 million as of March 31, 2026, and the allowances totaled $16 million. As discussed in Note 1 of the financial statements, the Company provides agronomy services and seasonal advances of seed, fertilizer, and other supplies to tobacco farmers for crop production. These advances are repaid through the delivery of tobacco to the Company. Management determined the allowance based on assumptions including the assessment of historical loss information and crop projections.
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

Allowance for Recoverable Value-Added Tax (“VAT”) Credits
Description of the Matter
The Company’s gross balance of recoverable value-added tax (“VAT”) credits totaled approximately $66 million as of March 31, 2026, and the related allowance totaled approximately $22 million. As discussed in Note 1 of the consolidated financial statements, in many foreign countries, the Company pays and receives a significant amount of VAT on purchases and sales of tobacco and tobacco related material. Items subject to a VAT vary from jurisdiction to jurisdiction as do the rates at which the tax is assessed. Some jurisdictions allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process may take an extended period of time and it is not uncommon for refund applications to be challenged or rejected. Some jurisdictions also permit companies to sell or transfer unused VAT credits to third parties in private transactions although the proceeds realized may be heavily discounted from the face value of the credits. Management applies judgment in calculating the valuation allowance to estimate the credits that are not expected to be recovered.
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

Excess and Obsolete Inventory – Tobacco
Description of the Matter
As discussed in Note 1 of the consolidated financial statements, net tobacco inventory totaled $832 million as of March 31, 2026 and is stated at the lower of its cost or net realizable value. The Company records adjustments when the cost of tobacco inventory is not expected to be fully recoverable.
Auditing Management’s estimate of the net realizable value of its inventory, specifically its adjustments for excess and obsolete dark air-cured tobacco inventory, involved a higher degree of auditor judgment as the estimate is dependent on expectations about current and expected market trends and economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls for estimating its excess and obsolete inventory for dark air-cured tobacco.
To test excess and obsolete inventory for dark air-cured tobacco, our audit procedures included, among others, evaluating Management’s expectations about future sales, testing the accuracy and completeness of the underlying data used in management's calculation of the net realizable value of inventory, and recalculating the recorded reserve. To evaluate Management’s expectations of future sales, market trends, and economic conditions, we reviewed actual historical sales by crop year, performed inquiries of sales personnel, assessed the historical accuracy of Management’s estimates and performed a sensitivity analysis on significant assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1971.
Richmond, Virginia
June 1, 2026

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm,
To the Shareholders and the Board of Directors of Universal Corporation
Opinion on Internal Control over Financial Reporting
We have audited Universal Corporation’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Universal Corporation, (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2026 and 2025, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated June 1, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Richmond, Virginia
June 1, 2026

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
For the three years ended March 31, 2026, there were no changes in the Company’s independent registered public accounting firm, nor were there any disagreements between the Company and its independent registered public accounting firm on any matter of accounting principles, practices, or financial disclosures.
Item 9A. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of March 31, 2026. Based on this evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.
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
As required by Exchange Act Rule 13a-15(c), the Company’s Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026. The evaluation was based on the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2026.
Remediation of Previously Disclosed Material Weakness
As previously disclosed under Item 9a, “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, the Company’s management previously concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2025 as a result of certain control deficiencies that were determined to constitute a material weakness in its internal control over financial reporting. Specifically, the Company’s management determined that the internal controls at one of the Company’s tobacco subsidiaries were not effectively documented and executed to ensure that the existence of all dark air-cured tobacco inventories subject to physical inventory counts were appropriately counted, and that the controls related to the compilation and reconciliation of the related inventory to ensure complete and accurate reporting of inventory in the consolidated financial statements were not effective. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
While the material weakness did not result in a material misstatement of the Company’s consolidated financial statements for the fiscal year ended March 31, 2025, there was a reasonable possibility that these deficiencies could have resulted in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
To remediate the material weakness described above, the Company successfully implemented the following remediation steps at the tobacco subsidiary:
1.Required enhanced documentation associated with management review controls and validation of the completeness and accuracy of key reports used across the inventory process, including physical inventory counts.
2.Designed and implemented additional reports to be utilized in inventory reconciliation controls at the subsidiary.
Based on management’s evaluation of the effectiveness of the Company’s internal controls as of March 31, 2026, management concluded that the previously identified material weakness had been successfully remediated as of March 31, 2026.

The Company’s independent registered public accounting firm, Ernst & Young LLP, audited the Company’s internal control over financial reporting as of March 31, 2026. See “Report of Ernst & Young LLP, Independent Registered Public Accounting Firm” in Item 8.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
On March 2, 2026, Johan C. Kroner adopted a Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K of the Securities Act of 1933) providing for the sale from time to time of an aggregate of up to 33,250 shares of common stock. The duration of the trading arrangement is until all shares of common stock subject to the trading arrangement have been sold. Mr. Kroner was the Company’s Senior Vice President and Chief Financial Officer at the time he entered into the Rule 10b5-1 trading arrangement.
Except as provided above, during the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.  Directors, Executive Officers, and Corporate Governance
Except as to the matters set forth below, information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders, which is expected to be held on August 4, 2026 (the “2026 Proxy Statement”).
Information About Our Executive Officers as of June 1, 2026:

Name and Age	Position	Business Experience During Past The Five Years
P. D. Wigner (57)	Chairman, President, and Chief Executive Officer	Mr. Wigner was elected Chairman, President, and Chief Executive Officer in October 2024. He served as Senior Vice President since April 2024, Vice President since August 2007, and General Counsel and Secretary since November 2005. He also served as Chief Compliance Officer from November 2007 until September 2012. Mr. Wigner served as Senior Counsel of Universal Leaf from November 2004 until November 2005. He has been employed with the Company since 2003.
S. S. Diel (54)	Senior Vice President and Chief Financial Officer	Mr. Diel was elected Senior Vice President and Chief Financial Officer in April 2026, having previously served as Vice President, Business Development from May 2018 to April 2026. He has been employed with the Company since May 2018.
A. L. Hentschke (56)	Senior Vice President and Chief Operating Officer
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

C. H. Claiborne (65)	Vice President, General Counsel and Secretary	Mrs. Claiborne was elected as General Counsel and Secretary effective April 2024. She also has served as Vice President since February 2018 having previously served as Vice President and Assistant Secretary from February 2018 to April 2024. From October 2004 to February 2018, Mrs. Claiborne served as Vice President, Associate General Counsel, and Secretary of Universal Leaf. She has been employed with the Company since December 1999.
J. Patrick O’Keefe (57)	Vice President, Ingredients	Mr. O’Keefe was elected Vice President, Ingredients effective May 2023. Mr. O’Keefe is also Senior Vice President of Universal Global Ventures, Inc., a position he has held since April 2020. Prior to joining the Company in April 2020, Mr. O’Keefe was employed by Allen Flavors since July 2018, having served as their Chief Operating Officer, Americas from December 2018 until March 2020.
S. J. Bleicher (49)	Vice President and Controller	Mr. Bleicher was elected Vice President and Controller in June 2019. Mr. Bleicher joined the Company in August 2014 and served as Assistant Controller through May 2019.
M. Starke (50)	Senior Vice President and Sales Director	Mr. Starke was elected Senior Vice President and Sales Director of Universal Leaf effective July 2023. He has served as Senior Vice President since 2017, as Vice President from January 2012 until February 2017, and Assistant Vice President from October 2007 until January 2012. Mr. Starke joined the Company in 1999.
There are no family relationships between any of the above officers.

The Company has a Code of Conduct that includes the NYSE requirements for a “Code of Business Conduct and Ethics” and the SEC requirements for a “Code of Ethics for Senior Financial Officers.” The Code of Conduct is applicable to all directors, officers, and employees of the Company, including the principal executive officer, principal financial officer, and principal accounting officer. A copy of the Code of Conduct is available through the “Investors-Governance” section of the Company’s website at www.universalcorp.com. If the Company amends a provision of the Code of Conduct, or grants a waiver from any such provision to a director or executive officer, the Company will disclose such amendments and the details of such waivers on the Company’s website www.universalcorp.com to the extent required by the SEC or the NYSE.
Other than the matters set forth above, the information required by Item 401 of Regulation S-K is contained under the caption “Proposal One - Election of Directors” of the 2026 Proxy Statement and such information is incorporated by reference herein.
The information required by Item 405 of Regulation S-K is contained under the caption “Stock Ownership—Delinquent Section 16(a) Reports” of the 2026 Proxy Statement and such information is incorporated herein.
The information required by Item 406, Items 407(c)(3), (d)(4) and (d)(5), and Item 408(b) of Regulation S-K is contained under the captions “Corporate Governance and Committees—Committees of the Board—Nominating, Governance and Risk Committee” and “Corporate Governance and Committees—Committees of the Board—Audit Committee” of the 2026 Proxy Statement and such information is incorporated by reference herein.
The information required by Item 408(b) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Insider Trading Policy” of the 2026 Proxy Statement and such information is incorporated by reference herein.
Item 11.  Executive Compensation
Refer to the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Report of the Compensation and Human Resources Committee,” “Compensation and Human Resources Committee Interlocks and Inside Participation” and “Directors’ Compensation” in the 2026 Proxy Statement, which information is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Refer to the caption “Stock Ownership” and “Equity Compensation Information” in the 2026 Proxy Statement, which information is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Refer to the caption “Certain Transactions” in the Company’s 2026 Proxy Statement, which information is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K is contained under the caption “Corporate Governance and Committees—Director Independence” of the 2026 Proxy Statement and such information is incorporated by reference herein.
Item 14.  Principal Accountant Fees and Services
Refer to the captions “Audit Information – Fees of Independent Registered Public Accounting Firm” and “Audit Information – Pre-Approval Policies and Procedures” in the 2026 Proxy Statement, which information is incorporated herein by reference.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
(a)    The following are filed as part of this Annual Report:
1.Financial Statements.
Consolidated Statements of Income for the Fiscal Years Ended March 31, 2026, 2025, and 2024
Consolidated Statements of Comprehensive Income for the Fiscal Years Ended March 31, 2026, 2025, and 2024
Consolidated Balance Sheets at March 31, 2026 and 2025
Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2026, 2025, and 2024
Consolidated Statements of Changes in Shareholders’ Equity for the Fiscal Years Ended March 31, 2026, 2025, and 2024
Notes to Consolidated Financial Statements for the Fiscal Years Ended March 31, 2026, 2025, and 2024
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID 42)
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
Item 16.  Form 10-K Summary
None.

Schedule II - Valuation and Qualifying Accounts
Universal Corporation
Fiscal Years Ended March 31, 2026, 2025, and 2024

Description	Balance at Beginning of Year	Net Additions (Reversals) Charged to Expense	Additions Charged to Other Accounts	Deductions (1)	Balance at End of Year
(in thousands of dollars)

Fiscal Year Ended March 31, 2024:
Allowance for doubtful accounts (deducted from accounts receivable)	$1,612	$1,608	$—	$(484)	$2,736

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	24,387	14,090	—	(18,834)	19,643

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	21,636	(276)	—	15	21,375

Fiscal Year Ended March 31, 2025:
Allowance for doubtful accounts (deducted from accounts receivable)	$2,736	$288	$—	$(773)	$2,251

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	19,643	1,938	—	(3,908)	17,673

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	21,375	415	—	(745)	21,045

Fiscal Year Ended March 31, 2026:
Allowance for doubtful accounts (deducted from accounts receivable)	$2,251	$771	$—	$(199)	$2,823

Allowance for supplier accounts (deducted from advances to suppliers and other noncurrent assets)	17,673	6,258	—	(8,187)	15,744

Allowance for recoverable taxes (deducted from other current assets and other noncurrent assets)	21,045	1,364	—	52	22,461

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

4.1
Description of Registrant’s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2024, File No. 001-00652).

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

10.15†	Universal Corporation 2017 Stock Incentive Plan (incorporated herein by reference to Exhibit A to the Registrant's definitive proxy statement filed June 26, 2017, File No. 001-00652).

10.16†	Universal Corporation 2023 Stock Incentive Plan (incorporated herein by reference to the Registrant's definitive proxy statement filed June 23, 2023, File No. 001-00652).

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

10.25
Credit Agreement dated December 9, 2025 among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Truist Bank and AgFirst Farm Credit Bank, as Co-Syndication Agents and First Horizon, KeyBank National Association, Citibank, N.A., Bank of America, N.A., UBS Switzerland AG, Atlantic Union Bank, and Capital One N.A., as Co-Documentation Agents (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated December 9, 2025, File No. 001-00652).

10.26†
Form of Universal Corporation Non-employee Director Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, File No. 001-000652).

10.27†
Form of Universal Corporation Performance Stock Units Award Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, File No. 001-000652).

10.28†	Form of Restricted Stock Units Award Agreement (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, File No. 001-000652).

10.29†
Restricted Stock Units Award Agreement, dated May 30, 2025, between Universal Corporation and Airton L. Hentschke (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2025, File No. 001-000652).

10.30†
Amended and Restated Universal Corporation Executive Officer Annual Incentive Plan (incorporated herein by reference to the Registrant's Quarterly Report for the quarter ended June 30, 2025, File No. 001-000652).

10.31†
Restricted Stock Units Award Agreement, dated July 11, 2025, between Universal Corporation and Johan C. Kroner (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated July 11, 2025, File No. 001-000652).

19.1	Universal Corporation Insider Trading Policy and Procedures (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2024, File No. 001-00652).

21	Subsidiaries of the Registrant.*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.*

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

97.1	Universal Corporation Dodd-Frank Clawback Policy (incorporated herein by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended March 31, 2024, File No. 001-00652).

101	Interactive Data Files (submitted electronically herewith)*

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
June 1, 2026
	By:	/s/ PRESTON D. WIGNER
Preston D. Wigner Chairman, President, and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PRESTON D. WIGNER	Chairman, President, Chief Executive Officer, and Director	June 1, 2026
Preston D. Wigner	(Principal Executive Officer)

/s/ STEVEN S. DIEL	Senior Vice President and Chief Financial Officer	June 1, 2026
Steven S. Diel	(Principal Financial Officer)

/s/ SCOTT J. BLEICHER	Vice President and Controller	June 1, 2026
Scott J. Bleicher	(Principal Accounting Officer)

/s/ DIANA F. CANTOR	Director	June 1, 2026
Diana F. Cantor

/s/ LENNART R. FREEMAN	Director	June 1, 2026
Lennart R. Freeman

/s/ THOMAS H. JOHNSON	Director	June 1, 2026
Thomas H. Johnson

/s/ FOTINI E. MANOLIOS	Director	June 1, 2026
Fotini E. Manolios

/s/ ARTHUR J. SCHICK, JR.	Director	June 1, 2026
Arthur J. Schick, Jr.

/s/ ROBERT C. SLEDD	Director	June 1, 2026
Robert C. Sledd

/s/ GREGORY A. TROJAN	Director	June 1, 2026
Gregory A. Trojan

/s/ THOMAS H. TULLIDGE, JR.	Director	June 1, 2026
Thomas H. Tullidge, Jr.

/s/ JACQUELINE T. WILLIAMS	Director	June 1, 2026
Jacqueline T. Williams