Form 10-Q
period 2026-06-30
UNIVERSAL CORP /VA/
filed 2026-08-05
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2026, the total number of shares of common stock outstanding was 24,899,257.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended June 30,
	2026	2025
	(Unaudited)
Sales and other operating revenues	$523,779	$593,762
Costs and expenses
Cost of goods sold	440,691	479,635
Selling, general and administrative expenses	80,792	79,192
Restructuring and impairment costs	—	1,122
Operating income	2,296	33,813
Equity in pretax earnings (loss) of unconsolidated affiliates	510	2,435
Other non-operating income (expense)	91	586
Interest income	741	647
Interest expense	16,507	17,777
Income (loss) before income taxes and other items	(12,869)	19,704
Income taxes	(4,519)	5,337
Net income (loss)	(8,350)	14,367
Less: net (income) loss attributable to noncontrolling interests in subsidiaries	3,334	(5,870)
Net income (loss) attributable to Universal Corporation	$(5,016)	$8,497

Earnings per share:
Basic	$(0.20)	$0.34
Diluted	$(0.20)	$0.34

Weighted average common shares outstanding:
Basic	25,081,430	24,999,570
Diluted	25,081,430	25,131,857

Total comprehensive income (loss), net of income taxes	$(9,424)	$23,102
Less: comprehensive (income) loss attributable to noncontrolling interests	3,424	(5,893)
Comprehensive income (loss) attributable to Universal Corporation	$(6,000)	$17,209

Dividends declared per common share	$0.83	$0.82

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)

	June 30,	June 30,	March 31,
	2026	2025	2026
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$173,593	$178,435	$62,178
Accounts receivable, net	348,036	424,157	563,864
Advances to suppliers, net	102,880	79,154	177,222
Accounts receivable—unconsolidated affiliates	104,518	127,701	12,300
Inventories—at lower of cost or net realizable value:
Tobacco	1,165,542	1,219,769	832,360
Other	206,658	205,036	203,537
Prepaid income taxes	34,116	22,715	22,958
Other current assets	104,583	89,360	97,278
Total current assets	2,239,926	2,346,327	1,971,697

Property, plant and equipment
Land	26,414	26,266	26,249
Buildings	333,702	337,290	333,416
Machinery and equipment	768,886	739,899	759,654
	1,129,002	1,103,455	1,119,319
Less accumulated depreciation	(752,384)	(728,180)	(746,365)
	376,618	375,275	372,954
Other assets
Operating lease right-of-use assets	35,134	38,428	37,272
Goodwill, net	172,679	213,864	172,695
Other intangibles, net	46,593	55,237	48,604
Investments in unconsolidated affiliates	81,243	87,988	82,287
Deferred income taxes	18,565	20,461	15,636
Pension asset	16,496	13,006	16,542
Other noncurrent assets	48,213	38,721	49,080
	418,923	467,705	422,116

Total assets	$3,035,467	$3,189,307	$2,766,767

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)

	June 30,	June 30,	March 31,
	2026	2025	2026
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$567,011	$621,275	$287,564
Accounts payable	90,976	119,803	90,139
Accounts payable—unconsolidated affiliates	255	76	510
Customer advances and deposits	3,531	4,557	3,376
Accrued compensation	25,079	22,577	33,234
Income taxes payable	12,946	15,528	17,643
Current portion of operating lease liabilities	10,471	11,233	11,172
Accrued expenses and other current liabilities	160,667	147,639	120,603
Total current liabilities	870,936	942,688	564,241

Long-term debt	616,869	618,057	616,727
Pensions and other postretirement benefits	35,434	36,307	35,471
Long-term operating lease liabilities	22,858	24,945	24,359
Other long-term liabilities	26,253	26,032	24,925
Deferred income taxes	40,223	41,689	39,920
Total liabilities	1,612,573	1,689,718	1,305,643

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,938,259 shares issued and outstanding at June 30, 2026 (24,807,613 at June 30, 2025 and 24,923,496 at March 31, 2026)	353,899	355,498	351,523
Retained earnings	1,109,026	1,174,758	1,136,989
Accumulated other comprehensive loss	(74,096)	(71,339)	(73,112)
Total Universal Corporation shareholders' equity	1,388,829	1,458,917	1,415,400
Noncontrolling interests in subsidiaries	34,065	40,672	45,724
Total shareholders' equity	1,422,894	1,499,589	1,461,124

Total liabilities and shareholders' equity	$3,035,467	$3,189,307	$2,766,767

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Three Months Ended June 30,
	2026	2025
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,350)	$14,367
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	12,760	13,582
Net provision for losses (recoveries) on advances to suppliers	1,752	52
Inventory writedowns	1,624	1,469
Stock-based compensation expense	5,378	7,575
Foreign currency remeasurement (gain) loss, net	2,821	(2,362)
Foreign currency exchange contracts	1,250	(6,162)
Deferred income taxes	(3,013)	(3,259)
Equity in net loss (income) of unconsolidated affiliates, net of dividends	(200)	(1,943)
Restructuring and impairment costs	—	1,122
Restructuring payments	—	(2,669)
Other, net	348	(43)
Changes in operating assets and liabilities, net:
Accounts and notes receivable	194,398	169,177
Inventories	(338,573)	(419,123)
Other assets	(7,711)	627
Accounts payable	2,763	16,678
Accrued expenses and other current liabilities	33,177	5,879
Income taxes	(15,790)	(548)
Customer advances and deposits	247	478
Net cash used by operating activities	(117,119)	(205,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(15,926)	(12,053)
Proceeds from sale of property, plant and equipment	281	143
Net cash used by investing activities	(15,645)	(11,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	278,220	165,861
Dividends paid to noncontrolling interests	(8,235)	(7,203)
Repurchase of common stock	(2,746)	—
Dividends paid on common stock	(20,437)	(20,020)
Other	(2,504)	(4,016)
Net cash provided by financing activities	244,298	134,622

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(119)	711
Net increase (decrease) in cash, restricted cash and cash equivalents	111,415	(81,680)
Cash, restricted cash and cash equivalents at beginning of year	62,178	260,115

Cash, restricted cash and cash equivalents at end of period	$173,593	$178,435

See accompanying notes.

UNIVERSAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION
Universal Corporation, which together with its subsidiaries is referred to herein as “Universal” or the “Company,” is a global business-to-business agri-products supplier to consumer product manufacturers. The Company is the leading global leaf tobacco supplier and provides high-quality plant-based ingredients to food and beverage end markets. Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature. This Quarterly Report on Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.
Accounting Pronouncements to be Adopted in Future Years
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires additional disclosures about certain types of costs and expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and for interim periods beginning after December 15, 2027, although early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
NOTE 2.  RESTRUCTURING AND IMPAIRMENT COSTS
Universal regularly reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. Restructuring and impairment costs are periodically incurred in connection with those activities.
Tobacco Operations
In fiscal year 2025, the Company began consolidating its European sheet tobacco operations into the Company's facility in the Netherlands, by initiating a wind-down of activities at its sheet facility in Germany. During the three months ended June 30, 2025, the Company recognized $1 million of impairment costs related to the consolidation of the sheet tobacco operations. The Company also incurred $0.1 million of termination and impairment costs in other areas of the Tobacco Operations segment in the three months ended June 30, 2025.
There were no restructuring and impairment costs recognized in the three months ended June 30, 2026.
A summary of the restructuring and impairment costs recorded for the three months ended June 30, 2025 follows:

Three Months Ended June 30,
(in thousands)	2025

Restructuring costs:
Employee termination benefits	$122
Other	—
Total restructuring costs	122
Impairment costs:
Property, plant and equipment	1,000
Total impairment costs	1,000
Total restructuring and impairment costs	$1,122
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

Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended June 30,
(in thousands of dollars)	2026	2025

Tobacco sales	$395,727	$457,873
Ingredient sales	82,252	84,943
Processing revenue	31,449	30,768
Other sales and revenue from contracts with customers	10,829	19,057
Total revenue from contracts with customers	520,257	592,641
Other operating sales and revenues	3,522	1,121
Consolidated sales and other operating revenues	$523,779	$593,762
Other operating sales and revenue consists principally of interest on advances to tobacco suppliers and dividend income from unconsolidated affiliates.
NOTE 4. OTHER CONTINGENT LIABILITIES AND OTHER MATTERS
Other Contingent Liabilities
Other Contingent Liabilities (Letters of credit)
The Company had other contingent liabilities totaling approximately $1 million at June 30, 2026, primarily related to outstanding letters of credit.
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
Advances to Suppliers
In many sourcing regions where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several regions, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $120 million at June 30, 2026, $98 million at June 30, 2025, and $196 million at March 31, 2026. The related valuation allowances totaled $16 million at June 30, 2026, $18 million at June 30, 2025, and $16 million at March 31, 2026, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions of $1.8 million and $0.1 million in the three-month periods ended June 30, 2026 and 2025, respectively. These net provisions are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings as it is earned.
Recoverable Value-Added Tax Credits
In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of valued added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominately for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. At June 30, 2026, the aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $80 million, $78 million at June 30, 2025, and $66 million at March 31, 2026. The related valuation allowances totaled approximately $23 million at June 30, 2026, $21 million at June 30, 2025, and $22 million at March 31, 2026. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.
Stock Repurchase Program
On November 7, 2024, the Company's Board of Directors approved a stock repurchase program for the purchase of up to $100 million in common stock in open market or privately negotiated transactions at prices not exceeding prevailing market rates through November 15, 2026, subject to market conditions and other factors. The program had $97 million of remaining capacity for repurchases of common stock at June 30, 2026.
Trade Receivable Sales
During the second quarter of fiscal year 2026, the Company entered into an agreement to sell certain trade receivables, at its discretion, to a third-party financial institution at a discount. The transactions have no recourse and qualify as a true sale, meaning upon receipt of the settlement amount, the associated receivable is removed from the balance sheet and the discount is recognized as an expense in selling, general, and administrative expense on the consolidated statements of income. During the three months ended June 30, 2026, the Company sold $52.9 million of receivables and recorded discounts of $0.6 million.

NOTE 5.   EARNINGS PER SHARE
    The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,
(in thousands, except share and per share data)	2026	2025

Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$(5,016)	$8,497

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	25,081,430	24,999,570

Basic earnings (loss) per share	$(0.20)	$0.34

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$(5,016)	$8,497

Denominator for diluted earnings (loss) per share:
Weighted average shares outstanding	25,081,430	24,999,570
Effect of dilutive securities
Employee and outside director share-based awards	—	132,287
Denominator for diluted earnings (loss) per share	25,081,430	25,131,857

Diluted earnings (loss) per share	$(0.20)	$0.34
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
Three months ended June 30, 2026
The Company's consolidated effective income tax rate for the three months ended June 30, 2026 was 35.1%.
Three months ended June 30, 2025
    The Company's consolidated effective income tax rate for the three a months ended June 30, 2025 was 27.1%.
The Company’s consolidated effective tax rate is affected by various factors, including the mix and timing of domestic and foreign earnings, discrete items, and the effect of exchange rate changes on taxes.

NOTE 7.   GOODWILL AND OTHER INTANGIBLES
The Company's changes in goodwill at June 30, 2026 and 2025 consisted of the following:

(in thousands of dollars)	Three Months Ended June 30,
	2026	2025
Balance at beginning of fiscal year	$172,695	$213,840
Foreign currency translation adjustment	(16)	24
Balance at end of period	$172,679	$213,864
The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at June 30, 2026 and 2025 and at March 31, 2026:

(in thousands, except useful life)				June 30, 2026
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(42,818)	$43,682
Trade names		5		11,100	(11,100)	—
Developed technology		13		9,300	(6,444)	2,856
Noncompetition agreements		4		4,000	(4,000)	—
Other		5		709	(654)	55
Total intangible assets				$111,609	$(65,016)	$46,593

				June 30, 2025
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(35,087)	$51,413
Trade names		5		11,100	(10,710)	390
Developed technology		13		9,300	(6,098)	3,202
Noncompetition agreements		4		4,000	(3,813)	187
Other		5		866	(821)	45
Total intangible assets				$111,766	$(56,529)	$55,237

				March 31, 2026
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(40,885)	$45,615
Trade names		5		11,100	(11,100)	—
Developed technology		13		9,300	(6,358)	2,942
Noncompetition agreements		4		4,000	(4,000)	—
Other		5		694	(647)	47
Total intangible assets				$111,594	$(62,990)	$48,604
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life, as noted above.
The Company's amortization expense for intangible assets for the three months ended June 30, 2026 and 2025 was:

(in thousands of dollars)	Three Months Ended June 30,
	2026	2025
Amortization Expense	$2,026	$2,663

Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated statements of income. The amortization expense for other intangible assets is recorded in selling, general, and administrative expenses in the consolidated statements of income.
As of June 30, 2026, the expected future amortization expense for intangible assets was as follows:

Fiscal Year (in thousands of dollars)
2027 (excluding the three months ended June 30, 2026)	$6,081
2028	8,109
2029	8,077
2030	8,077
2031 and thereafter	16,249
Total expected future amortization expense	$46,593
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
Cash Flow Hedging Strategy for Interest Rate Risk
In December 2025, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2025. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At June 30, 2026, the total notional amount of the interest rate swaps was $310 million, which corresponded to a portion of the aggregate outstanding balance of the term loans.
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

The aggregate U.S. dollar notional amounts of forward and option contracts entered into for these purposes during the three-month periods in fiscal years 2027 and 2026 was as follows:

	Three Months Ended June 30,
(in millions of dollars)	2026	2025

Tobacco purchases	$82.1	$42.2
Processing costs	14.6	8.3
Operating costs	12.4	—
Total	$109.1	$50.5
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
The table below presents the expected timing of when the remaining accumulated other comprehensive gains and losses as of June 30, 2026 for cash flows hedges of tobacco purchases and crop input sales are expected to be recognized in earnings.

Hedging Program	Crop Year	Geographic Location(s)	Fiscal Year Earnings
Tobacco purchases	2027	Brazil	2028
Tobacco purchases	2026	Brazil	2027
Crop input sales	2027	Brazil	2028
Crop input sales	2026	Brazil	2027
Forward contracts related to processing and operating costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.
Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at June 30, 2026 and 2025, and March 31, 2026, were approximately $31.4 million, $29.1 million, and $24.2 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.
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

	Three Months Ended June 30,
(in thousands of dollars)	2026	2025

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$4,131	$(1,693)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$70	$692
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$(98)	$688
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$(2,930)	$952
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(96)	$(212)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecast purchases of tobacco and sales of crop inputs in Brazil

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$(281)	$830
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses

For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.
For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases and the crop input sales in Brazil, a net hedge loss of approximately $4.1 million remained in accumulated other comprehensive loss at June 30, 2026. That balance reflects gains and losses on contracts related to the 2027 and 2026 Brazil crop, and the 2027 and 2026 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through June 30, 2026. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.
Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at June 30, 2026 and 2025, and March 31, 2026:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		June 30, 2026	June 30, 2025	March 31, 2026		June 30, 2026	June 30, 2025	March 31, 2026

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$5,014	$—	$953	Other long-term liabilities	$—	$602	$—

Foreign currency exchange contracts	Other current assets	—	1,840	307	Accounts payable and accrued expenses	3,026	1,297	321
Total		$5,014	$1,840	$1,260		$3,026	$1,899	$321

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$144	$947	$458	Accounts payable and accrued expenses	$1,196	$634	$273
Total		$144	$947	$458		$1,196	$634	$273
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
Recurring Fair Value Measurements
At June 30, 2026 and 2025, and at March 31, 2026, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	June 30, 2026
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$13	$—	$—	$—	$13
Trading securities associated with deferred compensation plans	—	13,007	—	—	13,007
Interest rate swap agreements	—	—	5,014	—	5,014
Foreign currency exchange contracts	—	—	144	—	144
Total financial assets measured and reported at fair value	$13	$13,007	$5,158	$—	$18,178

Liabilities
Foreign currency exchange contracts	$—	$—	$4,222	$—	$4,222
Total financial liabilities measured and reported at fair value	$—	$—	$4,222	$—	$4,222

	June 30, 2025
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$149	$—	$—	$—	$149
Trading securities associated with deferred compensation plans	—	12,078	—	—	12,078
Foreign currency exchange contracts	—	—	2,787	—	2,787
Total financial assets measured and reported at fair value	$149	$12,078	$2,787	$—	$15,014

Liabilities
Interest rate swap agreements	$—	$—	$602	$—	$602
Foreign currency exchange contracts	—	—	1,931	—	1,931
Total financial liabilities measured and reported at fair value	$—	$—	$2,533	$—	$2,533

	March 31, 2026
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$10	$—	$—	$—	$10
Trading securities associated with deferred compensation plans	—	11,630	—	—	11,630
Interest rate swap agreements	—	—	953	—	953
Foreign currency exchange contracts	—	—	765	—	765
Total financial assets measured and reported at fair value	$10	$11,630	$1,718	$—	$13,358

Liabilities
Foreign currency exchange contracts	$—	$—	$594	$—	$594
Total financial liabilities measured and reported at fair value	$—	$—	$594	$—	$594
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
Long-term Debt
The following table summarizes the fair and carrying value of the Company’s long-term debt, and if applicable any current portion, at each of the balance sheet dates June 30, 2026, and 2025 and March 31, 2026:

(in millions of dollars)	June 30, 2026	June 30, 2025	March 31, 2026
Fair market value of long term obligations	$613	$618	$615
Carrying value of long term obligations	$620	$620	$620
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
The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands of dollars)	2026	2025	2026	2025

Service cost	$1,403	$1,252	$16	$17
Interest cost	2,350	2,267	266	262
Expected return on plan assets	(2,871)	(3,027)	(7)	(11)
Net amortization and deferral	323	83	(152)	(160)
Net periodic benefit cost	$1,205	$575	$123	$108
During the three months ended June 30, 2026, the Company made contributions of approximately $0.6 million to its pension plans. Additional contributions of $2.8 million are expected during the remaining nine months of fiscal year 2027.
NOTE 11.   STOCK-BASED COMPENSATION
Under the Company’s 2023 Stock Incentive Plan (“Plan”) directors, officers, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”), stock appreciation rights, incentive stock options, and non-qualified stock options. With the exception of new hires and promotions, the Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly-scheduled meeting of the Compensation and Human Resources Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior fiscal year. In recent years, the Compensation Committee has awarded only grants of RSUs and PSUs. Awards of restricted stock, RSUs, and PSUs are currently outstanding.
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

During the three-month periods ended June 30, 2026 and 2025, the Company issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Three Months Ended June 30,
	2026	2025

RSUs:
Number granted	93,352	83,795
Grant date fair value	$53.78	$65.39

PSUs:
Number granted	58,285	50,295
Grant date fair value	$44.93	$56.05
Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. The Company accounts for forfeitures of stock-based awards as they occur. For the three-month periods ended June 30, 2026 and 2025, the Company recorded total stock-based compensation expense of approximately $5.4 million and $7.6 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $2.6 million during the remaining nine months of fiscal year 2027.
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
Reportable segment data as of, or for, each period presented in the consolidated statements of income and comprehensive income, the consolidated balance sheets, and the consolidated statements of cash flows is as follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Tobacco Operations	Ingredients Operations	Consolidated	Tobacco Operations	Ingredients Operations	Consolidated
Sales and other operating revenues	$437,128	$86,651	$523,779	$504,696	$89,066	$593,762
Cost of goods sold	(367,087)	(73,604)	(440,691)	(407,867)	(71,768)	(479,635)
Selling, general and administrative expenses	(46,064)	(10,521)	(56,585)	(44,754)	(12,037)	(56,791)
Corporate overhead allocated to the segments	(21,021)	(3,186)	(24,207)	(18,840)	(3,561)	(22,401)
Equity in pretax earnings (loss) of unconsolidated affiliates(1)	510	—	510	2,435	—	2,435
Segment operating income (loss)	3,466	(660)	2,806	35,670	1,700	37,370
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates(1)			(510)			(2,435)
Restructuring and impairment costs (2)			—			(1,122)
Consolidated operating income			$2,296			$33,813
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

	Segment Assets			Accounts Receivable, net
	June 30, 2026	June 30, 2025	March 31, 2026	June 30, 2026	June 30, 2025	March 31, 2026
Tobacco Operations	$2,563,429	$2,652,407	$2,300,491	$296,659	$366,317	$508,247
Ingredients Operations	472,038	536,900	466,276	51,377	57,840	55,617
Consolidated total	$3,035,467	$3,189,307	$2,766,767	$348,036	$424,157	$563,864

	Goodwill, net			Intangibles, net
	June 30, 2026	June 30, 2025	March 31, 2026	June 30, 2026	June 30, 2025	March 31, 2026
Tobacco Operations	$97,672	$97,796	$97,688	$55	$45	$47
Ingredients Operations	75,007	116,068	75,007	46,538	55,192	48,557
Consolidated total	$172,679	$213,864	$172,695	$46,593	$55,237	$48,604

			Capital Expenditures		Depreciation and Amortization
			Three Months Ended June 30,		Three Months Ended June 30,
			2026	2025	2026	2025
Tobacco Operations			$12,535	$7,402	$7,667	$8,216
Ingredients Operations			3,391	4,651	5,093	5,366
Consolidated total			$15,926	$12,053	$12,760	$13,582

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in thousands of dollars)	2026	2025
Foreign currency translation:
Balance at beginning of year	$(37,114)	$(42,639)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	(1,366)	8,503
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	90	(23)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(1,276)	8,480
Balance at end of period	$(38,390)	$(34,159)

Foreign currency hedge:
Balance at beginning of year	$(1,078)	$(4,914)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $683 and $(659))	(3,008)	3,381
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(29) and $54) (1)	123	(524)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(2,885)	2,857
Balance at end of period	$(3,963)	$(2,057)

Interest rate hedge:
Balance at beginning of year	$44	$2,834
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(1,088) and $446)	3,044	(1,247)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(7) and $363) (2)	20	(1,017)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	3,064	(2,264)
Balance at end of period	$3,108	$570

Pension and other postretirement benefit plans:
Balance at beginning of year	$(34,964)	$(35,332)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $(44) and $38)(3)	113	(361)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	113	(361)
Balance at end of period	$(34,851)	$(35,693)

Total accumulated other comprehensive loss at end of period	$(74,096)	$(71,339)
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

NOTE 14. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES
A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of three-month period	$1,415,400	$45,724	$1,461,124	$1,458,556	$41,982	$1,500,538
Changes in common stock
Repurchase of common stock	(723)	—	(723)	—	—	—
Accrual of stock-based compensation	5,378	—	5,378	7,575	—	7,575
Withholding of shares from stock-based compensation for grantee income taxes	(2,504)	—	(2,504)	(4,017)	—	(4,017)
Dividend equivalents on RSUs	225	—	225	314	—	314

Changes in retained earnings
Net income (loss)	(5,016)	(3,334)	(8,350)	8,497	5,870	14,367
Cash dividends declared
Common stock	(20,699)	—	(20,699)	(20,406)	—	(20,406)
Repurchase of common stock	(2,023)	—	(2,023)	—	—	—
Dividend equivalents on RSUs	(225)	—	(225)	(314)	—	(314)

Other comprehensive income (loss)	(984)	(90)	(1,074)	8,712	23	8,735

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(8,235)	(8,235)	—	(7,203)	(7,203)
Balance at end of period	$1,388,829	$34,065	$1,422,894	$1,458,917	$40,672	$1,499,589

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, the terms “we,” “our,” “us,” or “Universal” or the “Company” refer to Universal Corporation together with its subsidiaries. This Quarterly Report on Form 10-Q ("Form 10-Q") and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission (the "SEC") and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: product purchased not meeting quality and quantity requirements; reliance on a few large customers; anticipated levels of demand for and supply of our products and services; tobacco growing conditions and customer requirements; major shifts in customer requirements for leaf tobacco; higher inflation rates, tariffs and other pressures on costs; weather and other conditions; exposure to certain legal, regulatory and financial risks related to climate change; industry-specific risks related to our plant-based ingredients businesses; disruption of our supply chain for our plant-based ingredients; success in pursuing strategic investments or acquisitions and integration of new businesses and the impact of these new businesses on future results; our ability to maintain effective information technology systems and safeguard confidential information; our inability to attract, develop, retain, motivate, and maintain good relationships with our workforce; our dependence on a seasonal workforce; epidemics, pandemics or similar widespread public health concerns; government efforts to regulate the production and consumption of tobacco products; government actions on the sourcing of leaf tobacco; economic and political conditions in the countries in which we and our customers operate, including the ongoing impacts from international conflicts; sustainability considerations from governments and other stakeholders; changes in tax laws in the countries where we do business; failure of our customers or suppliers to repay extensions of credit; changes in exchange rates; changes in interest rates; and low investment performance by our defined benefit pension plan assets and changes in pension plan valuation assumptions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the "2026 Form 10-K"). We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report, except as required by law. This Form 10-Q should be read in conjunction with our 2026 Form 10-K.

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

Results of Operations
Overview
We are starting fiscal year 2027 with confidence in the long-term strategic direction of our company. We are focused on creating sustainable value through disciplined execution across our businesses. In tobacco, we believe that our long-standing market expertise and measured approach position us well to navigate current oversupply conditions, make prudent buying decisions, and be a trusted, full-service partner to our customers. In ingredients, we are leveraging our platform growth investments and focusing on improving commercial execution, facility utilization, and financial and operational efficiencies. We expect certain of our improvement efforts to continue through fiscal year 2028.

Our results for the quarter ended June 30, 2026, reflected the expected timing and market dynamics in our tobacco business, in comparison to our first quarter fiscal year 2026 results, which we believe were exceptional. Purchasing activity was slower as we and our customers evaluated green tobacco price trends amid oversupply conditions in flue-cured and burley markets and monitored potential weather impacts on next season’s crops. We are pleased with our current customer indications and commitments, and we expect customer demand to remain consistent with our fiscal year 2027 sales plan. In our ingredients business, in the quarter ended June 30, 2026, revenue was down slightly, in comparison to the quarter ended June 30, 2025, and results continued to be negatively affected by persistent consumer market headwinds, high fixed costs at our expanded Lancaster facility, and longer-than-anticipated product development cycles. We continued to implement our initiatives to strengthen the ingredients platform for long-term success, which include enhancements to leadership, systems, operational capabilities, and commercial execution. During the fiscal quarter ended June 30, 2026, our liquidity position remained strong, and our debt levels were down, compared to the quarter ended June 30, 2025, due to reduced working capital usage, driven by tobacco crop purchase timing and lower green tobacco prices.

FINANCIAL HIGHLIGHTS
	Three Months Ended June 30,		Change
(in millions of dollars, except per share data)	2026	2025	%

Consolidated Results
Sales and other operating revenue	$523.8	$593.8	(12)%
Cost of goods sold	$440.7	$479.6	(8)%
Gross profit margin percentage	15.9%	19.2%	-330 bps
Selling, general and administrative expenses	$80.8	$79.2	2%
Restructuring and impairment costs	$—	$1.1	(100)%
Operating income	$2.3	$33.8	(93)%
Adjusted operating income (non-GAAP)*	$2.3	$34.9	(93)%
Net income (loss) attributable to Universal Corporation	$(5.0)	$8.5	(159)%
Adjusted net income (loss) attributable to Universal Corporation (non-GAAP)*	$(5.0)	$9.6	(152)%
Diluted earnings (loss) per share	$(0.20)	$0.34	(159)%
Adjusted diluted earnings (loss) per share (non-GAAP)*	$(0.20)	$0.38	(153)%
Segment Results
Tobacco operations sales and other operating revenues	$437.1	$504.7	(13)%
Tobacco operations operating income	$3.5	$35.7	(90)%
Ingredients operations sales and other operating revenues	$86.7	$89.1	(3)%
Ingredients operations operating income (loss)	$(0.7)	$1.7	(139)%
*See Reconciliation of Certain Non-GAAP Financial Measures in Other Items below.

Quarter Ended June 30, 2026, compared to Quarter Ended June 30, 2025

Consolidated Results

Revenue decreased by 12%, or $70.0 million, in the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025, primarily driven by lower tobacco sales volumes, down 9%, and tobacco sales prices, down 6%.

Operating income decreased by 93%, or $31.5 million, in the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025, on a less favorable product mix and lower sales volumes in the Tobacco Operations segment and continued market headwinds and high fixed costs in the Ingredients Operations segment.

Selling, general, and administrative expenses were up by 2%, or $1.6 million, primarily due to unfavorable foreign currency comparisons of $4.8 million and lower recoveries on advances to suppliers of $1.7 million, partially offset by lower compensation costs of $3.0 million and lower legal and professional fees of $1.2 million in the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025.

Adjusted operating income was down by $32.6 million and adjusted net income attributable to Universal Corporation was down by $14.6 million in the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025, largely on on a less favorable product mix and lower sales volumes in the Tobacco Operations segment and continued market headwinds and high fixed costs in the Ingredients Operations segment.

Tobacco Operations Segment

Our first fiscal quarter is historically a slow quarter for our tobacco business. Revenue decreased by 13%, or $67.6 million, for the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025, primarily on a 9% decrease in tobacco sales volumes due to lower sales of carryover crop tobacco and a 6% decrease in tobacco sales prices due to product mix and lower green tobacco prices. Operating income for the Tobacco Operations segment decreased by 90%, or $32.2 million, for the first quarter of fiscal year 2027, compared to the first quarter of fiscal year 2026, on a less favorable product mix in Asia and lower sales of carryover crop tobacco. Selling, general, and administrative expenses were higher by $1.3 million for the segment mainly due to unfavorable foreign currency comparisons of $4.4 million and lower recoveries on advances to suppliers of $1.7 million, partially offset by lower legal and professional fees of $2.3 million in the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025. Corporate overhead costs allocated to the segment were $2.2 million higher in the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025, due to a higher percentage allocation of the actual corporate overhead costs to the segment. The allocation of corporate overhead costs is based on projected annual financial and operational performance.

Ingredients Operations Segment

Revenue for the Ingredients Operations segment decreased by 3%, or $2.4 million, for the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025, as sales of certain products were negatively impacted by market headwinds. Operating income for the segment decreased by 139%, or $2.4 million, on product mix and high fixed costs as well as inventory write-downs of $1.4 million. Market headwinds included persistent weakness in the consumer-packaged-goods industry, supply restraints, particularly tight apple markets in the Pacific Northwest, inflationary pressures, and tariff volatility. Selling, general, and administrative expenses were lower by $1.5 million for the segment mainly due to lower compensation costs of $0.8 million and lower intangibles amortization expense of $0.6 million in the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025. Corporate overhead costs allocated to the segment were $0.4 million lower in the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025, due to a lower percentage allocation of the actual corporate overhead costs to the segment. The allocation of corporate overhead costs is based on projected annual financial and operational performance.

Additional Items

Cost of goods sold decreased by 8%, or $38.9 million, in the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025, largely on lower tobacco sales volumes and green tobacco prices.

Interest expense was down by 7%, or $1.3 million, in the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025, on lower debt balances.

Restructuring and impairment costs of $1.1 million in the quarter ended June 30, 2025.

The consolidated effective tax rate for the three months ended June 30, 2026, was 35%. The consolidated tax rate for the three months ended June 30, 2025, was 27%. The consolidated effective tax rate for the three months ended June 30, 2026, was higher than the consolidated tax rate for the three months ended June 30, 2025, due to various factors, including the mix and timing of domestic and foreign earnings, discrete items including increased withholding taxes on undistributed earnings in Brazil, and the tax deductibility of certain items.

Sustainability

Universal continues to strengthen the foundation of its business through investments in environmental, health, and safety capabilities that support long-term sustainability and operational resilience. Recent initiatives include the implementation of an enhanced global safety management software platform and a comprehensive Global EHS Management System. The new systems improve visibility across operations, support greater consistency and accountability, and strengthen the Company's approach to risk management across its global footprint. By reinforcing a culture of safety, transparency, and continuous improvement, these investments help position Universal for long-term success.

Other Items

Reconciliation of Certain Non-GAAP Financial Measures:
The following tables set forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income (loss) attributable to Universal Corporation to net income (loss) attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Three Months Ended June 30,
(in thousands)	2026	2025
As Reported: Consolidated operating income	$2,296	$33,813
Restructuring and impairment costs(1)	—	1,122
As Adjusted operating income (non-GAAP)	$2,296	$34,935

Adjusted Net Income (Loss) Attributable to Universal Corporation and Adjusted Diluted Earnings (Loss) Per Share Reconciliation

(in thousands except for per share amounts)	Three Months Ended June 30,
	2026	2025
As Reported: Net income (loss) attributable to Universal Corporation	$(5,016)	$8,497
Restructuring and impairment costs(1)	—	1,122
Total of non-GAAP adjustments to income (loss) before income taxes	—	1,122
Non-GAAP adjustments to income taxes
Income tax benefit from restructuring and impairment costs(1)(2)	—	(35)
Total of income tax impacts for non-GAAP adjustments to income (loss) before income taxes	—	(35)
As adjusted: Net income (loss) attributable to Universal Corporation (non-GAAP)	$(5,016)	$9,584
As reported: Diluted earnings (loss) per share	$(0.20)	$0.34
As adjusted: Diluted earnings (loss) per share (non-GAAP)	$(0.20)	$0.38

(1)     Restructuring and impairment costs are included in Consolidated operating income in the consolidated statements of income, but excluded for purposes of Adjusted operating income, Adjusted net income (loss) available to Universal Corporation, and Adjusted diluted earnings (loss) per share.
(2)    The income tax effect of non-GAAP adjustments was determined based on the timing and nature of the specific non-GAAP adjustments and their relevant jurisdictional income tax rates (foreign, state, and local) and the applicable U.S. federal income tax rates. The Company considers current and deferred income tax rates to calculate the impact to income taxes for the non-GAAP adjustments.

The following table reconciles total debt to net debt and net capitalization:

Net Debt and Net Capitalization Reconciliation
	June 30,	June 30,	March 31,
(in thousands)	2026	2025	2026
Add: Notes payable and overdrafts	$567,011	$621,275	$287,564
Add: Long-term obligations	616,869	618,057	616,727
Add: Current portion of long-term obligations	—	—	—
Total Debt	1,183,880	1,239,332	904,291
Add: Customer advances and deposits	3,531	4,557	3,376
Less: Cash and cash equivalents	173,593	178,435	62,178
Net Debt (non-GAAP)	$1,013,818	$1,065,454	$845,489
Add: Total Universal Corporation shareholders' equity	1,388,829	1,458,917	1,415,400
Net Capitalization (non-GAAP)	$2,402,647	$2,524,371	$2,260,889

Net Debt/Net Capitalization (non-GAAP)	42%	42%	37%
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

Our first fiscal quarter is typically a period of significant working capital investment in Africa and South America as farmers deliver tobacco crops. For the quarter ended June 30, 2026, working capital investment remained significant, but was lower than in the quarter ended June 30, 2025, primarily due to an oversupply of tobacco, particularly flue-cured and burley tobacco, in the global market. As a result of these market conditions, green tobacco purchases were slower and green tobacco prices were lower than in the prior-year quarter, reducing our working capital requirements. We funded these requirements through a combination of cash on hand, short-term borrowings, customer advances, accounts receivable factoring, and operating cash flows.

Operating Activities
Net cash used by our operations was $117.1 million during the quarter ended June 30, 2026. That amount was $88.0 million lower than during the same period in fiscal year 2026, primarily on lower working capital requirements. Tobacco inventory levels at June 30, 2026, were down $54.2 million, compared to June 30, 2025 levels, on slower green tobacco purchases and lower green tobacco prices. We generally do not purchase material quantities of tobacco on a speculative basis, and we target committed inventory levels of 80% or more of total tobacco inventory. Our level of committed inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders. In addition, when we contract directly with tobacco farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. As of June 30, 2026, our uncommitted tobacco inventories were $275.1 million, or about 24% of total tobacco inventory, compared to $222.3 million, or about 27% of our tobacco inventory as of March 31, 2026, and $134.7 million, or about 11% of our tobacco inventory as of June 30, 2025. Uncommitted tobacco levels as a percentage of total tobacco inventory came down from March 31, 2026 levels in the quarter ended June 30, 2026, but remained elevated due to delayed customer purchase commitments. We expect our uncommitted tobacco inventory levels to be within our range of 20% or less of total tobacco inventory during fiscal year 2027.

Our balance sheet accounts reflected seasonal patterns in the quarter ended June 30, 2026, on deliveries of tobacco crops by farmers in Africa and South America. Accounts receivable decreased by $215.8 million from March 31, 2026 levels on collections on receivables, partially offset by tobacco crop shipments. Advances to suppliers were $102.9 million at June 30, 2026, a reduction of $74.3 million from March 31, 2026, as tobacco crops were delivered in payment on some of those balances, net of new balances for upcoming tobacco crops. Accounts receivable--unconsolidated affiliates increased by $92.2 million from March 31, 2026 levels, on tobacco crop purchases. Notes payable and overdrafts were up $279.4 million from March 31, 2026 levels on seasonal working capital needs.

Accounts receivable were $76.1 million lower in the quarter ended June 30, 2026, compared to the quarter ended June 30, 2025, on lower sales of carryover crop tobacco. Advances to suppliers were $23.7 million higher and accounts payable were $28.8 million lower at June 30, 2026, compared to June 30, 2025, largely on slower purchases of green tobacco. Accounts receivable--unconsolidated affiliates were $23.2 million lower as of June 30, 2026, compared to the same period in the prior fiscal year, on the timing of tobacco shipments. Notes payable and overdrafts were down $54.3 million as of June 30, 2026, compared to June 30, 2025, due to lower working capital requirements.

Investing Activities
Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities for our ingredients business; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return as well as leverage our assets and expertise or enhance our farmer base. Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the quarters ended June 30, 2026 and 2025, we invested approximately $15.9 million and $12.1 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $11.0 million for each of the quarters ended June 30, 2026 and 2025. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, invest in sustainability projects, add value for our customers, and position ourselves for future growth. We currently expect to spend approximately $55 to $65 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.

Our Board of Directors approved our current share repurchase program in November 2024. The program authorizes the purchase of up to $100 million of our common stock through November 15, 2026. Under the current authorization, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended June 30, 2026, we purchased 51,741 shares of common stock at an aggregate cost of $2.7 million (average price per share $53.06). As of June 30, 2026, our available authorization under our current share repurchase program was $97.3 million.

Financing Activities

At June 30, 2026, we had $1.2 billion in total debt outstanding, a decrease of $55.5 million compared to June 30, 2025. We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt decreased by $51.6 million to $1.0 billion at June 30, 2026, compared to June 30, 2025. Net debt as a percentage of net capitalization was 42% at June 30, 2026, flat with 42% at June 30, 2025, and up from 37% at March 31, 2026.

As of June 30, 2026, we had $174 million in cash and cash equivalents, $635 million available under our committed revolving credit facility that will mature in December 2030, and we, together with our consolidated affiliates, had approximately $279 million in available, uncommitted credit lines. The financial covenants under our committed revolving credit facility require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. Based on our June 30, 2026 financial statements, we were in compliance with all financial covenants of our debt agreements as of June 30, 2026. We have no long-term debt maturing until fiscal year 2031.

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

Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At June 30, 2026, the fair value of our outstanding interest rate swap agreements was an asset of about $5.0 million, and the notional amount swapped was $310 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on a portion of our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecasted purchases of tobacco, related processing costs, and crop input sales, as well as our net monetary balance sheet exposures in local currency. We generally account for our hedges of forecasted tobacco purchases as cash flow hedges. As of June 30, 2026, the fair value of our open hedges for forecasted tobacco purchases and crop inputs was a net liability of approximately $3.0 million. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net liability of approximately $1.1 million as of June 30, 2026.

Critical Accounting Estimates
A summary of our critical accounting policies is included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2025 Form 10-K. Our critical accounting policies have not changed from those reported in the 2026 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company's market risk during the three months ended June 30, 2026. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosures set forth in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" of the 2026 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
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
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There are no material changes to the risk factors previously disclosed in our 2026 Form 10-K. In evaluating our risks, readers should carefully consider the risk factors discussed in our 2026 Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this Form 10-Q and in our other filings with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY
    The following table sets forth repurchased shares of our common stock during the three-month period ended June 30, 2026:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

April 1-30, 2026	—	$—	—	$100,000,000
May 1-31, 2026	—	—	—	100,000,000
June 1-30, 2026	51,741	53.06	51,741	97,254,583
Total	51,741	$53.06	51,741	$97,254,583
(1)Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.
(2)Amounts listed for average price paid per share include broker commissions paid in the transactions.
(3)On November 7, 2024, the Company's Board of Directors, approved a stock repurchase program for the purchase of up to $100 million in common stock in open market or privately negotiated transactions through November 15, 2026, subject to market conditions and other factors. The program had $97 million of remaining capacity for repurchases of common stock at June 30, 2026.
Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain provisions of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. We were in compliance with all such covenants at June 30, 2026.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

UNIVERSAL CORPORATION
(Registrant)

Date:	August 5, 2026	/s/ Steven S. Diel
Steven S. Diel, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 5, 2026	/s/ Scott J. Bleicher
Scott J. Bleicher, Vice President and Controller
(Principal Accounting Officer)