Form 10-Q
period 2026-09-30
UNIVERSAL CORP /VA/
filed 2026-11-04
CIK 102037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2026, the total number of shares of common stock outstanding was 24,927,007.

UNIVERSAL CORPORATION
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
Sales and other operating revenues	$621,845	$754,177	$1,145,624	$1,347,939
Costs and expenses
Cost of goods sold	514,320	614,347	955,011	1,093,982
Selling, general and administrative expenses	67,588	72,181	148,380	151,373
Restructuring and impairment (income) costs	(2,708)	—	(2,708)	1,122
Operating income	42,645	67,649	44,941	101,462
Equity in pretax earnings (loss) of unconsolidated affiliates	1,925	(2,561)	2,435	(126)
Other non-operating income (expense)	91	582	182	1,168
Interest income	343	778	1,084	1,425
Interest expense	18,389	20,438	34,896	38,215
Income (loss) before income taxes and other items	26,615	46,010	13,746	65,714
Income taxes	9,236	11,207	4,717	16,544
Net income (loss)	17,379	34,803	9,029	49,170
Less: net (income) loss attributable to noncontrolling interests in subsidiaries	(4,797)	(634)	(1,463)	(6,504)
Net income (loss) attributable to Universal Corporation	$12,582	$34,169	$7,566	$42,666

Earnings per share:
Basic	$0.50	$1.36	$0.30	$1.71
Diluted	$0.50	$1.36	$0.30	$1.70

Weighted average common shares outstanding:
Basic	25,059,394	25,035,110	25,070,359	25,017,765
Diluted	25,233,472	25,178,546	25,253,061	25,155,627

Total comprehensive income (loss), net of income taxes	$27,223	$34,654	$17,799	$57,756
Less: comprehensive (income) loss attributable to noncontrolling interests	(4,711)	(356)	(1,287)	(6,249)
Comprehensive income (loss) attributable to Universal Corporation	$22,512	$34,298	$16,512	$51,507

Dividends declared per common share	$0.83	$0.82	$1.66	$1.64

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)

	September 30,	September 30,	March 31,
	2026	2025	2026
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$47,021	$88,652	$62,178
Accounts receivable, net	435,708	445,257	563,864
Advances to suppliers, net	101,770	121,569	177,222
Accounts receivable—unconsolidated affiliates	96,503	114,071	12,300
Inventories—at lower of cost or net realizable value:
Tobacco	1,186,662	1,138,630	832,360
Other	229,334	222,505	203,537
Prepaid income taxes	35,299	23,066	22,958
Other current assets	78,878	85,928	97,278
Total current assets	2,211,175	2,239,678	1,971,697

Property, plant and equipment
Land	25,638	26,285	26,249
Buildings	330,281	335,300	333,416
Machinery and equipment	781,235	746,284	759,654
	1,137,154	1,107,869	1,119,319
Less accumulated depreciation	(754,948)	(735,473)	(746,365)
	382,206	372,396	372,954
Other assets
Operating lease right-of-use assets	37,559	37,319	37,272
Goodwill, net	172,648	213,815	172,695
Other intangibles, net	44,565	52,650	48,604
Investments in unconsolidated affiliates	82,587	84,526	82,287
Deferred income taxes	22,298	18,238	15,636
Pension asset	16,450	13,393	16,542
Other noncurrent assets	60,973	38,424	49,080
	437,080	458,365	422,116

Total assets	$3,030,461	$3,070,439	$2,766,767

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except share data)

	September 30,	September 30,	March 31,
	2026	2025	2026
	(Unaudited)	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable and overdrafts	$579,287	$539,583	$287,564
Accounts payable	100,462	99,599	90,139
Accounts payable—unconsolidated affiliates	182	299	510
Customer advances and deposits	4,937	2,782	3,376
Accrued compensation	31,603	30,776	33,234
Income taxes payable	10,624	14,573	17,643
Current portion of operating lease liabilities	11,405	11,809	11,172
Accrued expenses and other current liabilities	130,701	129,210	120,603
Total current liabilities	869,201	828,631	564,241

Long-term debt	617,011	618,196	616,727
Pensions and other postretirement benefits	36,434	36,490	35,471
Long-term operating lease liabilities	24,193	23,584	24,359
Other long-term liabilities	24,288	26,228	24,925
Deferred income taxes	35,363	33,160	39,920
Total liabilities	1,606,490	1,566,289	1,305,643

Shareholders’ equity
Universal Corporation:
Preferred stock:
Series A Junior Participating Preferred Stock, no par value, 500,000 shares authorized, none issued or outstanding	—	—	—
Common stock, no par value, 100,000,000 shares authorized 24,919,133 shares issued and outstanding at September 30, 2026 (24,913,747 at September 30, 2025 and 24,923,496 at March 31, 2026)	354,499	352,909	351,523
Retained earnings	1,099,061	1,188,283	1,136,989
Accumulated other comprehensive loss	(64,166)	(71,210)	(73,112)
Total Universal Corporation shareholders' equity	1,389,394	1,469,982	1,415,400
Noncontrolling interests in subsidiaries	34,577	34,168	45,724
Total shareholders' equity	1,423,971	1,504,150	1,461,124

Total liabilities and shareholders' equity	$3,030,461	$3,070,439	$2,766,767

See accompanying notes.

UNIVERSAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Six Months Ended September 30,
	2026	2025
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,029	$49,170
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	25,728	27,198
Net provision for losses (recoveries) on advances to suppliers	626	(2,810)
Inventory writedowns	13,351	9,780
Stock-based compensation expense	6,675	8,481
Foreign currency remeasurement (gain) loss, net	8,212	1,195
Foreign currency exchange contracts	(990)	(2,531)
Deferred income taxes	(15,187)	(9,726)
Equity in net loss (income) of unconsolidated affiliates, net of dividends	(1,941)	991
Restructuring and impairment costs	—	1,122
Restructuring payments	(14)	(2,774)
Other, net	(1,107)	37
Changes in operating assets and liabilities, net:
Accounts and notes receivable	121,037	123,321
Inventories	(398,901)	(367,010)
Other assets	2,210	2,199
Accounts payable	9,118	(3,262)
Accrued expenses and other current liabilities	25,995	(4,426)
Income taxes	(19,282)	(1,989)
Customer advances and deposits	1,659	(1,324)
Net cash used by operating activities	(213,782)	(172,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(35,563)	(21,099)
Proceeds from sale of property, plant and equipment	6,334	881
Net cash used by investing activities	(29,229)	(20,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of short-term debt, net	289,396	82,781
Dividends paid to noncontrolling interests	(12,434)	(14,063)
Repurchase of common stock	(5,000)	—
Dividends paid on common stock	(41,116)	(40,426)
Other	(2,828)	(7,727)
Net cash provided by financing activities	228,018	20,565

Effect of exchange rate changes on cash, restricted cash and cash equivalents	(164)	548
Net increase (decrease) in cash, restricted cash and cash equivalents	(15,157)	(171,463)
Cash, restricted cash and cash equivalents at beginning of year	62,178	260,115

Cash, restricted cash and cash equivalents at end of period	$47,021	$88,652

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
NOTE 2.  RESTRUCTURING AND IMPAIRMENT (INCOME) COSTS
Universal regularly reviews its business for opportunities to realize efficiencies, reduce costs, and realign its operations in response to business changes. Restructuring and impairment (income) costs are periodically incurred in connection with those activities.
Tobacco Operations
In fiscal year 2025, the Company began consolidating its European sheet tobacco operations into the Company's facility in the Netherlands, by initiating a wind-down of activities at its sheet facility in Germany. During the three and six months ended September 30, 2026, the Company completed the sale of the property and building and recognized a $2.7 million gain. During the six months ended September 30, 2025, the Company recognized an additional $1.0 million of impairment costs related to the consolidation of the sheet tobacco operations. The Company also incurred $0.1 million of termination and impairment costs in other areas of the Tobacco Operations segment in the six months ended September 30, 2025.
A summary of the restructuring and impairment (income) costs recorded for the three and six months ended September 30, 2026 and 2025 follows:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Restructuring costs:
Employee termination benefits	$—	$—	$—	$122
Other	—	—	—	—
Total restructuring costs	—	—	—	122
Impairment (income) costs:
Property, plant and equipment	(2,708)	—	(2,708)	1,000
Total impairment (income) costs	(2,708)	—	(2,708)	1,000
Total restructuring and impairment (income) costs	$(2,708)	$—	$(2,708)	$1,122
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
Ingredient Sales
The Company has diversified operations through acquisitions of established companies that offer customers a wide range of both liquid and dehydrated fruit and vegetable ingredient products, flavors, and botanical extracts. These operations procure raw materials from domestic and international growers and suppliers and through a variety of processing steps including sorting, cleaning, pressing, mixing, extracting, and blending to manufacture finished goods utilized in both human and pet food. The contracts for food ingredients with customers create a performance obligation to transfer the manufactured finished goods to the customer. Transaction prices for the sale of food ingredients are primarily based on negotiated fixed prices, but the Company does have cost-plus contracts with certain customers. The Company utilizes the most likely amount methodology under the accounting guidance to recognize revenue for cost-plus arrangements with customers. At the point in time that the customer obtains control over the finished product, which is typically aligned with physical shipment under the contractual terms with the customer, the Company completes its performance obligation and recognizes the revenue for the sale.
Processing Revenue
Processing and packing of customer-owned tobacco and ingredients is a short-duration process. Processing charges are primarily based on negotiated fixed prices per unit of weight processed. Under normal operating conditions, customer-owned raw materials that are placed into the production line exit as processed and packed product and is then later transported to customer-designated transfer locations. The revenue for these services is recognized when the performance obligation is satisfied, which is generally when processing is completed. The Company’s operating history and contract analyses indicate that customer requirements for processed tobacco and food ingredients products are consistently met upon completion of processing.
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

Disaggregation of Revenue from Contracts with Customers
The following table disaggregates the Company’s revenue by significant revenue-generating category:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2026	2025	2026	2025

Tobacco sales	$493,617	$622,613	$889,344	$1,080,486
Ingredient sales	83,043	88,837	165,295	173,780
Processing revenue	20,668	23,964	52,117	54,732
Other sales and revenue from contracts with customers	20,043	14,014	30,872	33,071
Total revenue from contracts with customers	617,371	749,428	1,137,628	1,342,069
Other operating sales and revenues	4,474	4,749	7,996	5,870
Consolidated sales and other operating revenues	$621,845	$754,177	$1,145,624	$1,347,939
Other operating sales and revenue consists principally of interest on advances to tobacco suppliers and dividend income from unconsolidated affiliates.
NOTE 4. OTHER CONTINGENT LIABILITIES AND OTHER MATTERS
Other Contingent Liabilities
Other Contingent Liabilities (Letters of credit)
The Company had other contingent liabilities totaling approximately $1 million at September 30, 2026, primarily related to outstanding letters of credit.
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
Advances to Suppliers
In many sourcing regions where the Company operates, it provides agronomy services and seasonal advances of seed, seedlings, fertilizer, and other supplies to tobacco farmers for crop production, or makes seasonal cash advances to farmers for the procurement of those inputs. These advances are short-term, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheets. In several regions, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In some years, due to low crop yields and other factors, individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. The long-term portion of advances is included in other noncurrent assets in the consolidated balance sheets. Both the current and the long-term portions of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Short-term and long-term advances to suppliers totaled $113 million at September 30, 2026, $135 million at September 30, 2025, and $196 million at March 31, 2026. The related valuation allowances totaled $11 million at September 30, 2026, $13 million at September 30, 2025, and $16 million at March 31, 2026, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by net provisions of $0.6 million in the six-month period ended September 30, 2026 and decreased by net recoveries of $2.8 million in the six-month period ended September 30, 2025. These net provisions and recoveries are included in selling, general, and administrative expenses in the consolidated statements of income. Interest on advances is recognized in earnings as it is earned.
Recoverable Value-Added Tax Credits
In many foreign countries, the Company’s local operating subsidiaries pay significant amounts of value added tax (“VAT”) on purchases of unprocessed and processed tobacco, crop inputs, packing materials, and various other goods and services. In some countries, VAT is a national tax, and in other countries it is assessed at the state level. Items subject to VAT vary from jurisdiction to jurisdiction, as do the rates at which the tax is assessed. When tobacco is sold to customers in the country of origin, the operating subsidiaries generally collect VAT on those sales. The subsidiaries are normally permitted to offset their VAT payments against the collections and remit only the incremental VAT collections to the tax authorities. When tobacco is sold for export, VAT is normally not assessed. In countries where tobacco sales are predominantly for export markets, VAT collections generated on downstream sales are often not sufficient to fully offset the subsidiaries’ VAT payments. In those situations, unused VAT credits can accumulate. Some jurisdictions have procedures that allow companies to apply for refunds of unused VAT credits from the tax authorities, but the refund process often takes an extended period of time and it is not uncommon for refund applications to be challenged or rejected in part on technical grounds. Other jurisdictions may permit companies to sell or transfer unused VAT credits to third parties in private transactions, although approval for such transactions must normally be obtained from the tax authorities, limits on the amounts that can be transferred may be imposed, and the proceeds realized may be heavily discounted from the face value of the credits. Due to these factors, local operating subsidiaries in some countries can accumulate significant balances of VAT credits over time. The Company reviews these balances on a regular basis and records valuation allowances on the credits to reflect amounts that are not expected to be recovered, as well as discounts anticipated on credits that are expected to be sold or transferred. The aggregate balance of recoverable tax credits held by the Company’s subsidiaries totaled approximately $73 million at September 30, 2026, $65 million at September 30, 2025, and $66 million at March 31, 2026. The related valuation allowances totaled approximately $23 million at September 30, 2026 and $22 million at September 30, 2025, and March 31, 2026. The net balances are reported in other current assets and other noncurrent assets in the consolidated balance sheets.
Stock Repurchase Program
On November 7, 2024, the Company's Board of Directors approved a share repurchase program for the purchase of up to $100 million of shares of the Company’s common stock in open market or privately negotiated transactions at prices not exceeding prevailing market rates through November 15, 2026, subject to market conditions and other factors. The program had $95 million of remaining capacity for repurchases of common stock at September 30, 2026.
On November 4, 2026, the Company’s Board of Directors approved a share repurchase program for the purchase of up to $100 million of shares of the Company’s common stock in open market or privately negotiated transactions at prices not exceeding prevailing market rates through November 15, 2028, subject to market conditions and other factors. This program replaced the prior program.
Trade Receivable Sales
During the second quarter of fiscal year 2026, the Company entered into an agreement to sell certain trade receivables, at its discretion, to a third-party financial institution at a discount. The transactions have no recourse and qualify as a true sale, meaning upon receipt of the settlement amount, the associated receivable is removed from the balance sheet and the discount is recognized as an expense in selling, general, and administrative expense on the consolidated statements of income. During the three months ended September 30, 2026 and September 30, 2025, the Company sold $48.4 million and $42.0 million of receivables, respectively, and recorded a discount of $0.4 million in each period. During the six months ended September 30, 2026 and September 30, 2025, the Company sold $101.3 million and $42.0 million of receivables and recorded discounts of $1.0 million and $0.4 million, respectively.

NOTE 5.   EARNINGS PER SHARE
    The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025

Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$12,582	$34,169	$7,566	$42,666

Denominator for basic earnings (loss) per share
Weighted average shares outstanding	25,059,394	25,035,110	25,070,359	25,017,765

Basic earnings (loss) per share	$0.50	$1.36	$0.30	$1.71

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share
Net income (loss) attributable to Universal Corporation	$12,582	$34,169	$7,566	$42,666

Denominator for diluted earnings (loss) per share:
Weighted average shares outstanding	25,059,394	25,035,110	25,070,359	25,017,765
Effect of dilutive securities
Employee and outside director share-based awards	174,078	143,436	182,702	137,862
Denominator for diluted earnings (loss) per share	25,233,472	25,178,546	25,253,061	25,155,627

Diluted earnings (loss) per share	$0.50	$1.36	$0.30	$1.70
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
Three and six months ended September 30, 2026
The Company's consolidated effective income tax rate for the three and six months ended September 30, 2026 was 34.7% and 34.3%, respectively.
Three and six months ended September 30, 2025
    The Company's consolidated effective income tax rate for the three and six months ended September 30, 2025 was 24.4% and 25.2%, respectively.
The Company’s consolidated effective tax rate is affected by various factors, including the mix and timing of domestic and foreign earnings, discrete items, and the effect of exchange rate changes on taxes.

NOTE 7.   GOODWILL AND OTHER INTANGIBLES
The Company's changes in goodwill at September 30, 2026 and 2025 consisted of the following:

(in thousands of dollars)	Six Months Ended September 30,
	2026	2025
Balance at beginning of fiscal year	$172,695	$213,840
Foreign currency translation adjustment	(47)	(25)
Balance at end of period	$172,648	$213,815
The Company's intangible assets primarily consist of capitalized customer-related intangibles, trade names, proprietary developed technology and noncompetition agreements. The Company's intangible assets subject to amortization consisted of the following at September 30, 2026 and 2025 and at March 31, 2026:

(in thousands, except useful life)				September 30, 2026
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(44,751)	$41,749
Trade names		5		11,100	(11,100)	—
Developed technology		13		9,300	(6,531)	2,769
Noncompetition agreements		4		4,000	(4,000)	—
Other		5		698	(651)	47
Total intangible assets				$111,598	$(67,033)	$44,565

				September 30, 2025
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(37,020)	$49,480
Trade names		5		11,100	(11,100)	—
Developed technology		13		9,300	(6,185)	3,115
Noncompetition agreements		4		4,000	(4,000)	—
Other		5		880	(825)	55
Total intangible assets				$111,780	$(59,130)	$52,650

				March 31, 2026
	Useful Life (years)			Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	11	—	13	$86,500	$(40,885)	$45,615
Trade names		5		11,100	(11,100)	—
Developed technology		13		9,300	(6,358)	2,942
Noncompetition agreements		4		4,000	(4,000)	—
Other		5		694	(647)	47
Total intangible assets				$111,594	$(62,990)	$48,604
Intangible assets are amortized on a straight-line basis over the asset's estimated useful economic life, as noted above.

The Company's amortization expense for intangible assets for the three and six months ended September 30, 2026 and 2025 was:

(in thousands of dollars)	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Amortization Expense	$2,017	$2,601	$4,043	$5,264
Amortization expense for the developed technology intangible asset is recorded in cost of goods sold in the consolidated statements of income. The amortization expense for other intangible assets is recorded in selling, general, and administrative expenses in the consolidated statements of income.
As of September 30, 2026, the expected future amortization expense for intangible assets was as follows:

Fiscal Year (in thousands of dollars)
2027 (excluding the six months ended September 30, 2026)	$4,053
2028	8,109
2029	8,077
2030	8,077
2031 and thereafter	16,249
Total expected future amortization expense	$44,565
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
Cash Flow Hedging Strategy for Interest Rate Risk
In December 2025, the Company entered into receive-floating/pay-fixed interest rate swap agreements that were designated and qualify as hedges of the exposure to changes in interest payment cash flows created by fluctuations in variable interest rates on two outstanding non-amortizing bank term loans that were funded as part of a new bank credit facility in December 2025. Although no significant ineffectiveness is expected with this hedging strategy, the effectiveness of the interest rate swaps is evaluated on a quarterly basis. At September 30, 2026, the total notional amount of the interest rate swaps was $310 million, which corresponded to a portion of the aggregate outstanding balance of the term loans.
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
Cash Flow Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Sales of Crop Inputs, Forecasted Purchases of Tobacco, and Related Processing Costs
The majority of the tobacco production in most countries outside the United States where Universal operates is sold in export markets at prices denominated in U.S. dollars. However, sales of crop inputs (such as seeds and fertilizers) to farmers, purchases of tobacco from farmers, and most processing costs (such as labor and energy) in those countries are usually denominated in the local currency. Changes in exchange rates between the U.S. dollar and the local currencies where tobacco is grown and processed affect the ultimate U.S. dollar sales of crop inputs and cost of processed tobacco. From time to time, the Company enters into forward and option contracts to buy U.S. dollars and sell the local currency at future dates that coincide with the sale of crop inputs to farmers. In the case of forecasted purchases of tobacco and the related processing costs, the Company enters into forward and option contracts to sell U.S. dollars and buy the local currency at future dates that coincide with the expected timing of a portion of the tobacco purchases and processing costs. These strategies offset the variability of future U.S. dollar cash flows for sales of crop inputs, tobacco purchases, and processing costs for the foreign currency notional amount hedged. These hedging strategies have been used mainly for tobacco purchases, processing costs, and sales of crop inputs in Brazil. Additionally, the Company from time to time hedges a portion of the forecasted local currency-denominated operating costs in Brazil and Mexico by entering into derivative contracts to buy the local currencies and sell the U.S. dollar.
The aggregate U.S. dollar notional amounts of forward and option contracts entered into for these purposes during the six-month periods in fiscal years 2027 and 2026 were as follows:

	Six Months Ended September 30,
(in millions of dollars)	2026	2025

Tobacco purchases	$88.5	$42.2
Processing costs	15.2	8.3
Operating costs	12.4	16.1
Total	$116.1	$66.6
Fluctuations in exchange rates and in the amount and timing of fixed-price orders from customers for their purchases from individual crop years routinely cause variations in the U.S. dollar notional amount of forward contracts entered into from one year to the next. Contracts related to tobacco purchases and crop input sales were designated and qualified as hedges of the future cash flows associated with the forecasted purchases of tobacco. As a result, changes in fair values of the forward contracts have been recognized in comprehensive income as they occurred, but only recognized in earnings as a component of cost of goods sold upon sale of the related tobacco to third-party customers. The Company de-designates ineffective tobacco purchases and crop input sales hedges to selling, general, and administrative expense when the forecasted tobacco purchases or crop input sales are no longer expected to occur.
The table below presents the expected timing of when the remaining accumulated other comprehensive gains and losses as of September 30, 2026 for cash flow hedges of tobacco purchases and crop input sales are expected to be recognized in earnings.

Hedging Program	Crop Year	Geographic Location(s)	Fiscal Year Earnings
Tobacco purchases	2028	Brazil	2029
Tobacco purchases	2027	Brazil	2028
Tobacco purchases	2026	Brazil	2027
Crop input sales	2027	Brazil	2028
Crop input sales	2026	Brazil	2027
Forward contracts related to processing and operating costs have not been designated as hedges, and gains and losses on those contracts have been recognized in earnings on a mark-to-market basis.
Hedging Strategy for Foreign Currency Exchange Rate Risk Related to Net Local Currency Monetary Assets and Liabilities of Foreign Subsidiaries
Most of the Company’s foreign subsidiaries transact the majority of their sales in U.S. dollars and finance the majority of their operating requirements with U.S. dollar borrowings, and therefore use the U.S. dollar as their functional currency. These subsidiaries normally have certain monetary assets and liabilities on their balance sheets that are denominated in the local currency. Those assets and liabilities can include cash and cash equivalents, accounts receivable and accounts payable, advances to farmers and suppliers, deferred income tax assets and liabilities, recoverable value-added taxes, operating lease liabilities, and other items. Net monetary assets and liabilities denominated in the local currency are remeasured into U.S. dollars each reporting period, generating gains and losses that the Company records in earnings as a component of selling, general, and administrative expenses. The level of net monetary assets or liabilities denominated in the local currency normally fluctuates throughout the year based on the operating cycle, but it is most common for monetary assets to exceed monetary liabilities, sometimes by a significant amount. When this situation exists and the local currency weakens against the U.S. dollar, remeasurement losses are generated. Conversely, remeasurement gains are generated on a net monetary asset position when the local currency strengthens against the U.S. dollar. To manage a portion of its exposure to currency remeasurement gains and losses, the Company enters into forward contracts to buy or sell the local currency at future dates coinciding with expected changes in the overall net local currency monetary asset position of the subsidiary. Gains and losses on the forward contracts are recorded in earnings as a component of selling, general, and administrative expenses for each reporting period as they occur, and thus directly offset the related remeasurement losses or gains in the consolidated statements of income for the notional amount hedged. The Company does not designate these contracts as hedges for accounting purposes. The contracts are generally arranged to hedge the subsidiary's projected exposure to currency remeasurement risk for specified periods of time, and new contracts are entered as necessary throughout the year to replace previous contracts as they mature. The Company is currently using forward currency contracts to manage its exposure to currency remeasurement risk in Brazil. The total notional amounts of contracts outstanding at September 30, 2026 and 2025, and March 31, 2026, were approximately $94.1 million, $58.4 million, and $24.2 million, respectively. To further mitigate currency remeasurement exposure, the Company’s foreign subsidiaries may utilize short-term local currency financing during certain periods. This strategy, while not involving the use of derivative instruments, is intended to minimize the subsidiary’s net monetary position by financing a portion of the local currency monetary assets with local currency monetary liabilities, thus hedging a portion of the overall position.
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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2026	2025	2026	2025

Cash Flow Hedges - Interest Rate Swap Agreements
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$11,973	$273	$16,104	$(1,420)
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$103	$706	$173	$1,398
Gain on terminated interest rate swaps amortized from accumulated other comprehensive loss into earnings	$(98)	$689	$(196)	$1,377
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Interest expense
Ineffective Portion of Hedge
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Floating rate interest payments on term loans

Cash Flow Hedges - Foreign Currency Exchange Contracts
Derivative
Effective Portion of Hedge
Gain (loss) recorded in accumulated other comprehensive loss	$663	$151	$(2,267)	$1,103
Gain (loss) reclassified from accumulated other comprehensive loss into earnings	$(610)	$(2,365)	$(706)	$(2,577)
Location of gain (loss) reclassified from accumulated other comprehensive loss into earnings	Cost of goods sold
Ineffective Portion and Early De-designation of Hedges
Gain (loss) recognized in earnings	$—	$—	$—	$—
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
Hedged Item
Description of hedged item	Forecasted purchases of tobacco and sales of crop inputs in Brazil

Derivatives Not Designated as Hedges - Foreign Currency Exchange Contracts
Gain (loss) recognized in earnings	$484	$(1,156)	$203	$(326)
Location of gain (loss) recognized in earnings	Selling, general and administrative expenses
For the interest rate swap agreements, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive loss and any ineffective portion is recorded in selling, general and administrative expenses.
For the forward foreign currency exchange contracts designated as cash flow hedges of tobacco purchases and the crop input sales in Brazil, a net hedge loss of approximately $2.9 million remained in accumulated other comprehensive loss at September 30, 2026. That balance reflects gains and losses on contracts related to the 2028, 2027, and 2026 Brazil crops, and the 2027 and 2026 Brazil crop input sales, less the amounts reclassified to earnings related to tobacco sold through September 30, 2026. Based on the hedging strategy, as the gain or loss is recognized in earnings, it is expected to be offset by a change in the direct cost for the tobacco or by a change in sales prices if the strategy has been mandated by the customer. Generally, margins on the sale of the tobacco will not be significantly affected.
Effect of Derivative Financial Instruments on the Consolidated Balance Sheets
The table below outlines the effects of the Company’s derivative financial instruments on the consolidated balance sheets at September 30, 2026 and 2025, and March 31, 2026:

	Derivatives in a Fair Value Asset Position				Derivatives in a Fair Value Liability Position
	Balance Sheet Location	Fair Value as of			Balance Sheet Location	Fair Value as of
(in thousands of dollars)		September 30, 2026	September 30, 2025	March 31, 2026		September 30, 2026	September 30, 2025	March 31, 2026

Derivatives Designated as Hedging Instruments
Interest rate swap agreements	Other non-current assets	$16,884	$—	$953	Other long-term liabilities	$—	$1,035	$—

Foreign currency exchange contracts	Other current assets	74	224	307	Accounts payable and accrued expenses	11	—	321
Total		$16,958	$224	$1,260		$11	$1,035	$321

Derivatives Not Designated as Hedging Instruments
Foreign currency exchange contracts	Other current assets	$94	$436	$458	Accounts payable and accrued expenses	$718	$819	$273
Total		$94	$436	$458		$718	$819	$273
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
    As permitted under the accounting guidance, the Company uses net asset value per share (“NAV”) as a practical expedient to measure the fair value of its money market funds. The fair values for those funds are presented under the heading “NAV” in the tables that follow in this disclosure. In measuring the fair value of liabilities, the Company considers the risk of non-performance in determining fair value. Universal has not elected to report at fair value any financial instruments or any other assets or liabilities that are not required to be reported at fair value under current accounting guidance.
Recurring Fair Value Measurements
At September 30, 2026 and 2025, and at March 31, 2026, the Company had certain financial assets and financial liabilities that were required to be measured and reported at fair value on a recurring basis. These assets and liabilities are listed in the tables below and are classified based on how their values were determined under the fair value hierarchy or the NAV practical expedient:

	September 30, 2026
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$18	$—	$—	$—	$18
Trading securities associated with deferred compensation plans	—	12,679	—	—	12,679
Interest rate swap agreements	—	—	16,884	—	16,884
Foreign currency exchange contracts	—	—	168	—	168
Total financial assets measured and reported at fair value	$18	$12,679	$17,052	$—	$29,749

Liabilities
Foreign currency exchange contracts	$—	$—	$729	$—	$729
Total financial liabilities measured and reported at fair value	$—	$—	$729	$—	$729

	September 30, 2025
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$149	$—	$—	$—	$149
Trading securities associated with deferred compensation plans	—	12,303	—	—	12,303
Foreign currency exchange contracts	—	—	660	—	660
Total financial assets measured and reported at fair value	$149	$12,303	$660	$—	$13,112

Liabilities
Interest rate swap agreements	$—	$—	$1,035	$—	$1,035
Foreign currency exchange contracts	—	—	819	—	819
Total financial liabilities measured and reported at fair value	$—	$—	$1,854	$—	$1,854

	March 31, 2026
		Fair Value Hierarchy
(in thousands of dollars)	NAV	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$10	$—	$—	$—	$10
Trading securities associated with deferred compensation plans	—	11,630	—	—	11,630
Interest rate swap agreements	—	—	953	—	953
Foreign currency exchange contracts	—	—	765	—	765
Total financial assets measured and reported at fair value	$10	$11,630	$1,718	$—	$13,358

Liabilities
Foreign currency exchange contracts	$—	$—	$594	$—	$594
Total financial liabilities measured and reported at fair value	$—	$—	$594	$—	$594
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
Long-term Debt
The following table summarizes the fair and carrying value of the Company’s long-term debt, and if applicable any current portion, at each of the balance sheet dates September 30, 2026, and 2025 and March 31, 2026:

(in millions of dollars)	September 30, 2026	September 30, 2025	March 31, 2026
Fair market value of long-term obligations	$614	$619	$615
Carrying value of long-term obligations	$620	$620	$620
The Company estimates the fair value of its long-term debt using Level 2 inputs which are based upon quoted market prices for the same or similar obligations or on calculations that are based on the current interest rates available to the Company for debt of similar terms and maturities.
Nonrecurring Fair Value Measurements
    Assets and liabilities that are measured at fair value on a nonrecurring basis primarily relate to long-lived assets, right-of-use operating lease assets and liabilities, goodwill and intangibles, and other current and noncurrent assets. These assets and liabilities fair values are also evaluated for impairment when potential indicators of impairment exist. Accordingly, the nonrecurring measurement of the fair value of these assets and liabilities is classified within Level 3 of the fair value hierarchy.

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
The components of the Company’s net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(in thousands of dollars)	2026	2025	2026	2025

Service cost	$1,398	$1,259	$16	$17
Interest cost	2,353	2,268	264	266
Expected return on plan assets	(2,871)	(3,027)	(7)	(11)
Net amortization and deferral	323	83	(153)	(161)
Net periodic benefit cost	$1,203	$583	$120	$111

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
(in thousands of dollars)	2026	2025	2026	2025

Service cost	$2,801	$2,511	$32	$34
Interest cost	4,703	4,535	530	528
Expected return on plan assets	(5,742)	(6,054)	(14)	(22)
Net amortization and deferral	646	166	(305)	(321)
Net periodic benefit cost	$2,408	$1,158	$243	$219
During the six months ended September 30, 2026, the Company made contributions of approximately $1.2 million to its pension plans. Additional contributions of $2.2 million are expected during the remaining six months of fiscal year 2027.
NOTE 11.   STOCK-BASED COMPENSATION
Under the Company’s 2023 Stock Incentive Plan directors, officers, and employees of the Company may receive grants and awards of common stock, restricted stock, restricted stock units (“RSUs”), performance share units (“PSUs”), stock appreciation rights, incentive stock options, and non-qualified stock options. With the exception of new hires and promotions, the Company’s practice is to award grants of stock-based compensation to officers on an annual basis at the first regularly scheduled meeting of the Compensation and Human Resources Committee of the Board of Directors (the “Compensation Committee”) in the fiscal year following the public release of the Company’s financial results for the prior fiscal year. In recent years, the Compensation Committee has awarded only grants of RSUs and PSUs. Awards of restricted stock, RSUs, and PSUs are currently outstanding.
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
During the six-month periods ended September 30, 2026 and 2025, the Company issued the following stock-based awards, representing the regular annual grants to officers and outside directors of the Company:

	Six Months Ended September 30,
	2026	2025

RSUs:
Number granted	116,482	114,440
Grant date fair value	$53.57	$62.77

PSUs:
Number granted	58,285	51,215
Grant date fair value	$44.93	$55.89
Fair value expense for stock-based compensation is recognized ratably over the period from grant date to the earlier of (1) the vesting date of the award or (2) the date the grantee is eligible to retire without forfeiting the award. For employees who are already eligible to retire at the date an award is granted, the total fair value of the award is recognized as expense at the date of grant. The Company accounts for forfeitures of stock-based awards as they occur. For the six-month periods ended September 30, 2026 and 2025, the Company recorded total stock-based compensation expense of approximately $6.7 million and $8.5 million, respectively. The Company expects to recognize stock-based compensation expense of approximately $2.1 million during the remaining six months of fiscal year 2027.
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
The Ingredients Operations segment provides its customers with a broad variety of plant-based ingredients for both human and pet consumption. The Ingredients Operations segment utilizes a variety of value-added manufacturing processes converting raw materials into a wide spectrum of fruit and vegetable juices, concentrates, dehydrated products, botanical extracts, and flavorings. Customers for the Ingredients Operations segment include large multinational food and beverage companies, smaller independent manufacturers, and retail organizations. FruitSmart, Inc. (“FruitSmart”), Silva International, Inc. (“Silva”), and Shank’s Extracts, LLC d/b/a Universal Ingredients–Shank’s (“Universal Ingredients–Shank’s”) are the primary operations for the Ingredients Operations segment. FruitSmart supplies a broad set of juices, concentrates, pomaces, purees, fruit fibers, seeds, seed powders, and other value-added products to food, beverage, and flavor companies throughout the United States and internationally. Silva procures dehydrated vegetables, fruits, and herbs from around the world and specializes in processing natural materials into custom designed dehydrated vegetable and fruit-based ingredients for a variety of end products. Universal Ingredients–Shank’s offers a diversified portfolio of botanical extracts, distillates, natural flavors, and color for industrial and private label customers worldwide, and is known for its significant vanilla expertise. Universal Ingredients–Shank’s is also equipped to offer customers custom bottling and packaging for their products.

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
Reportable segment data as of, or for, each period presented in the consolidated statements of income and comprehensive income, the consolidated balance sheets, and the consolidated statements of cash flows is as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Tobacco Operations	Ingredients Operations	Consolidated	Tobacco Operations	Ingredients Operations	Consolidated
Sales and other operating revenues	$534,341	$87,504	$621,845	$659,423	$94,754	$754,177
Cost of goods sold	(438,244)	(76,076)	(514,320)	(534,668)	(79,679)	(614,347)
Selling, general and administrative expenses	(36,969)	(10,925)	(47,894)	(40,057)	(12,041)	(52,098)
Corporate overhead allocated to the segments	(17,117)	(2,577)	(19,694)	(16,889)	(3,194)	(20,083)
Equity in pretax earnings (loss) of unconsolidated affiliates (1)	1,925	—	1,925	(2,561)	—	(2,561)
Segment operating income (loss)	43,936	(2,074)	41,862	65,248	(160)	65,088
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates (1)			(1,925)			2,561
Restructuring and impairment (income) costs (2)			2,708			—
Consolidated total			$42,645			$67,649

	Six Months Ended September 30, 2026			Six Months Ended September 30, 2025
	Tobacco Operations	Ingredients Operations	Consolidated	Tobacco Operations	Ingredients Operations	Consolidated
Sales and other operating revenues	$971,469	$174,155	$1,145,624	$1,164,119	$183,820	$1,347,939
Cost of goods sold	(805,331)	(149,680)	(955,011)	(942,535)	(151,447)	(1,093,982)
Selling, general and administrative expenses	(83,033)	(21,446)	(104,479)	(84,811)	(24,078)	(108,889)
Corporate overhead allocated to the segments	(38,138)	(5,763)	(43,901)	(35,729)	(6,755)	(42,484)
Equity in pretax earnings (loss) of unconsolidated affiliates(1)	2,435	—	2,435	(126)	—	(126)
Segment operating income (loss)	47,402	(2,734)	44,668	100,918	1,540	102,458
Deduct: Equity in pretax (earnings) loss of unconsolidated affiliates(1)			(2,435)			126
Restructuring and impairment (income) costs (2)			2,708			(1,122)
Consolidated operating income			$44,941			$101,462
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

	Segment Assets			Accounts Receivable, net
	September 30, 2026	September 30, 2025	March 31, 2026	September 30, 2026	September 30, 2025	March 31, 2026
Tobacco Operations	$2,570,759	$2,555,801	$2,300,491	$384,275	$383,623	$508,247
Ingredients Operations	459,702	514,638	466,276	51,433	61,634	55,617
Consolidated total	$3,030,461	$3,070,439	$2,766,767	$435,708	$445,257	$563,864

	Goodwill, net			Intangibles, net
	September 30, 2026	September 30, 2025	March 31, 2026	September 30, 2026	September 30, 2025	March 31, 2026
Tobacco Operations	$97,641	$97,747	$97,688	$47	$55	$47
Ingredients Operations	75,007	116,068	75,007	44,518	52,595	48,557
Consolidated total	$172,648	$213,815	$172,695	$44,565	$52,650	$48,604

			Capital Expenditures		Depreciation and Amortization
			Six Months Ended September 30,		Six Months Ended September 30,
			2026	2025	2026	2025
Tobacco Operations			$28,785	$13,711	$15,480	$16,378
Ingredients Operations			6,778	7,388	10,248	10,820
Consolidated total			$35,563	$21,099	$25,728	$27,198

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) attributable to the Company for the six months ended September 30, 2026 and 2025:

	Six Months Ended September 30,
(in thousands of dollars)	2026	2025
Foreign currency translation:
Balance at beginning of year	$(37,114)	$(42,639)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on foreign currency translation	(1,244)	7,954
Less: Net (gain) loss on foreign currency translation attributable to noncontrolling interests	176	255
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(1,068)	8,209
Balance at end of period	$(38,182)	$(34,430)

Foreign currency hedge:
Balance at beginning of year	$(1,078)	$(4,914)
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $563 and $(479))	(2,963)	3,254
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(203) and $(442)) (1)	812	971
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	(2,151)	4,225
Balance at end of period	$(3,229)	$(689)

Interest rate hedge:
Balance at beginning of year	$44	$2,834
Other comprehensive income (loss) attributable to Universal Corporation:
Net gain (loss) on derivative instruments (net of tax (expense) benefit of $(4,242) and $374)	11,863	(1,047)
Reclassification of (gain) loss to earnings (net of tax expense (benefit) of $(6) and $730) (2)	16	(2,044)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	11,879	(3,091)
Balance at end of period	$11,923	$(257)

Pension and other postretirement benefit plans:
Balance at beginning of year	$(34,964)	$(35,332)
Other comprehensive income (loss) attributable to Universal Corporation:
Amortization included in earnings (net of tax expense (benefit) of $(92) and $67)(3)	286	(502)
Other comprehensive income (loss) attributable to Universal Corporation, net of income taxes	286	(502)
Balance at end of period	$(34,678)	$(35,834)

Total accumulated other comprehensive loss at end of period	$(64,166)	$(71,210)
(1)    Gain (loss) on foreign currency cash flow hedges related to forecasted purchases of tobacco and crop input sales is reclassified from accumulated other comprehensive income (loss) to cost of goods sold when the tobacco is sold to customers. See Note 8 for additional information.
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

NOTE 14. CHANGES IN SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS IN SUBSIDIARIES
A reconciliation of the changes in Universal Corporation shareholders’ equity and noncontrolling interests in subsidiaries for the three and six months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of three-month period	$1,388,829	$34,065	$1,422,894	$1,458,917	$40,672	$1,499,589
Changes in common stock
Repurchase of common stock	(614)	—	(614)	—	—	—
Accrual of stock-based compensation	1,297	—	1,297	906	—	906
Withholding of shares from stock-based compensation for grantee income taxes	(323)	—	(323)	(3,710)	—	(3,710)
Dividend equivalents on RSUs	240	—	240	215	—	215

Changes in retained earnings
Net income (loss)	12,582	4,797	17,379	34,169	634	34,803
Cash dividends declared
Common stock	(20,667)	—	(20,667)	(20,429)	—	(20,429)
Repurchase of common stock	(1,640)	—	(1,640)	—	—	—
Dividend equivalents on RSUs	(240)	—	(240)	(215)	—	(215)

Other comprehensive income (loss)	9,930	(86)	9,844	129	(278)	(149)

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(4,199)	(4,199)	—	(6,860)	(6,860)
Balance at end of period	$1,389,394	$34,577	$1,423,971	$1,469,982	$34,168	$1,504,150

	Six Months Ended September 30, 2026			Six Months Ended September 30, 2025
(in thousands of dollars)	Universal Corporation	Non-controlling Interests	Total	Universal Corporation	Non-controlling Interests	Total

Balance at beginning of year	$1,415,400	$45,724	$1,461,124	$1,458,556	$41,982	$1,500,538
Changes in common stock
Repurchase of common stock	(1,337)	—	(1,337)	—	—	—
Accrual of stock-based compensation	6,675	—	6,675	8,481	—	8,481
Withholding of shares from stock-based compensation for grantee income taxes	(2,827)	—	(2,827)	(7,727)	—	(7,727)
Dividend equivalents on RSUs	465	—	465	529	—	529

Changes in retained earnings
Net income	7,566	1,463	9,029	42,666	6,504	49,170
Cash dividends declared
Common stock	(41,366)	—	(41,366)	(40,835)	—	(40,835)
Repurchase of common stock	(3,663)	—	(3,663)	—	—	—
Dividend equivalents on RSUs	(465)	—	(465)	(529)	—	(529)

Other comprehensive income (loss)	8,946	(176)	8,770	8,841	(255)	8,586

Other changes in noncontrolling interests
Dividends paid to noncontrolling shareholders	—	(12,434)	(12,434)	—	(14,063)	(14,063)
Balance at end of period	$1,389,394	$34,577	$1,423,971	$1,469,982	$34,168	$1,504,150

NOTE 15. SUBSEQUENT EVENT
Credit Facility Amendment
On October 9, 2026, the Company entered into Amendment No. 1 (the “First Amendment”) to its existing credit agreement, dated December 9, 2025 (the “Credit Agreement”), with JPMorgan Chase Bank, N.A., as Administrative Agent and the lenders party thereto. The First Amendment amends the Total Net Leverage Ratio (as defined in the Credit Agreement) covenant to modify the maximum Total Net Leverage Ratio from 3.00 to 1.00 as of the end of each fiscal quarter to (i) 3.75 to 1.00 for the fiscal quarters ending September 30, 2026 and December 31, 2026; (ii) 3.25 to 1.00 for the fiscal quarter ending March 31, 2027; and (iii) 3.00 to 1.00 for the fiscal quarter ending June 30, 2027 and each fiscal quarter ending thereafter. As a result of the First Amendment, and based on the Company’s financial statements as of and for the period ended September 30, 2026, the Company was in compliance with all financial covenants of its debt agreements as of September 30, 2026. The First Amendment resulted in approximately $1 million of issuance costs that will be recognized in the quarter ended December 31, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, the terms “we,” “our,” “us,” or “Universal” or the “Company” refer to Universal Corporation together with its subsidiaries. This Quarterly Report on Form 10-Q (“Form 10-Q”) and the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Among other things, these statements relate to the Company’s financial condition, results of operation, and future business plans, operations, opportunities, and prospects. In addition, the Company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission (the “SEC”) and in reports to shareholders. These forward-looking statements are generally identified by the use of words such as we “expect,” “believe,” “anticipate,” “could,” “should,” “may,” “plan,” “will,” “predict,” “estimate,” “forecast,” and similar expressions or words of similar import. These forward-looking statements are based upon management’s current knowledge and assumptions about future events and involve risks and uncertainties that could cause actual results, performance, or achievements to be materially different from any anticipated results, prospects, performance, or achievements expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to: product purchased not meeting quality and quantity requirements; reliance on a few large customers; anticipated levels of demand for and supply of our products and services; shipment timing; tobacco growing conditions and customer requirements; major shifts in customer requirements for leaf tobacco; higher inflation rates, tariffs and other pressures on costs; weather and other conditions; exposure to certain legal, regulatory and financial risks related to climate change; industry-specific risks related to our plant-based ingredients businesses; disruption of our supply chain for our plant-based ingredients; success in pursuing strategic investments or acquisitions and integration of new businesses and the impact of these new businesses on future results; our ability to maintain effective information technology systems and safeguard confidential information; our inability to attract, develop, retain, motivate, and maintain good relationships with our workforce; our dependence on a seasonal workforce; epidemics, pandemics or similar widespread public health concerns; government efforts to regulate the production and consumption of tobacco products; government actions on the sourcing of leaf tobacco; economic and political conditions in the countries in which we and our customers operate, including the ongoing impacts from international conflicts; sustainability considerations from governments and other stakeholders; changes in tax laws in the countries where we do business; failure of our customers or suppliers to repay extensions of credit; changes in exchange rates; changes in interest rates; and low investment performance by our defined benefit pension plan assets and changes in pension plan valuation assumptions. For a further description of factors that may cause actual results to differ materially from such forward-looking statements, see Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the “2026 Form 10-K”). We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made, and we undertake no obligation to update any forward-looking statements made in this report, except as required by law. This Form 10-Q should be read in conjunction with our 2026 Form 10-K.

Amounts described as net income (loss) and earnings (loss) per diluted share in the following discussion are attributable to Universal Corporation and exclude earnings related to non-controlling interests in subsidiaries. References to adjusted operating income (loss), adjusted net income (loss) attributable to Universal Corporation, adjusted diluted earnings (loss) per share, and the total for segment operating income (loss) are references to non-GAAP financial measures. These measures are not financial measures calculated in accordance with generally accepted accounting principles (“GAAP”) and should not be considered as substitutes for operating income (loss), net income (loss) attributable to Universal Corporation, diluted earnings (loss) per share, cash from operating activities or any other operating or financial performance measure calculated in accordance with GAAP, and may not be comparable to similarly-titled measures reported by other companies. Reconciliations of adjusted operating income (loss) to consolidated operating (income), adjusted net income (loss) attributable to Universal Corporation to consolidated net income (loss) attributable to Universal Corporation and adjusted diluted earnings (loss) per share to diluted earnings (loss) per share are provided in Other Items below. In addition, we have provided a reconciliation of the total for segment operating income (loss) to consolidated operating income (loss) in Note 12. “Operating Segments” to the consolidated financial statements. Management evaluates the consolidated Company and segment performance excluding certain significant charges or credits. We believe these non-GAAP financial measures, which exclude items that we believe are not indicative of our core operating results, can provide investors with important information that is useful in understanding our business results and trends. References to net debt, net capitalization, and net debt to net capitalization ratio are also references to non-GAAP financial measures. These measures are not financial measures calculated in accordance with GAAP and should not be considered substitutes for total debt, total capitalization, total debt to total capitalization ratio, or any other operating or financial performance measures calculated in accordance with GAAP, and may not be comparable to similarly-titled measures reported by other companies. Reconciliations of net debt to total debt and net capitalization to total capitalization are provided in Other Items below. We believe these non-GAAP measures are meaningful indicators of liquidity and financial position.

Results of Operations
Overview
We believe our market leadership and century of experience have positioned us well to navigate the current tobacco market dynamics. Our first-half results reflect the slower timing of tobacco shipments due to this delayed oversupply cycle, and we enter the second half of fiscal year 2027 encouraged by the positioning of our tobacco business. Customer commitments are in line with our full-year sales plans, and uncommitted tobacco inventories are within our target range. We forecast shipments to be heavily weighted to the second half of our fiscal year 2027, consistent with our plans and with historical patterns. We also expect uncommitted inventories to reduce further during that period. At the same time, we are seeing emerging customer interest in additional volumes, driven in part by El Niño weather concerns. Together, these factors give us confidence in our outlook for the balance of the fiscal year.

At Universal Ingredients, we are taking decisive actions to strengthen performance and position the business for long-term growth. We are transforming our platform into a more integrated and aligned organization, a process we expect to continue through our fiscal year 2028. This will sharpen our commercial focus and support our efforts to improve facility utilization and operating efficiency. While market and cost pressures remain, we are confident in our strategy, and we believe the actions underway will strengthen the business and its contribution to Universal over time.

FINANCIAL HIGHLIGHTS
	Three Months Ended September 30,		Change	Six Months Ended September 30,		Change
(in millions of dollars, except per share data)	2026	2025	%	2026	2025	%

Consolidated Results
Sales and other operating revenue	$621.8	$754.2	(18)%	$1,145.6	$1,347.9	(15)%
Cost of goods sold	$514.3	$614.3	(16)%	$955.0	$1,094.0	(13)%
Gross profit margin percentage	17.3%	18.5%	-120 bps	16.6%	18.8%	-220 bps
Selling, general and administrative expenses	$67.6	$72.2	(6)%	$148.4	$151.4	(2)%
Restructuring and impairment (income) costs	$(2.7)	$—	100%	$(2.7)	$1.1	(341)%
Operating income	$42.6	$67.6	(37)%	$44.9	$101.5	(56)%
Adjusted operating income (non-GAAP)*	$39.9	$67.6	(41)%	$42.2	$102.6	(59)%
Net income (loss) attributable to Universal Corporation	$12.6	$34.2	(63)%	$7.6	$42.7	(82)%
Adjusted net income (loss) attributable to Universal Corporation (non-GAAP)*	$9.9	$34.2	(71)%	$4.9	$43.8	(89)%
Diluted earnings (loss) per share	$0.50	$1.36	(63)%	$0.30	$1.70	(82)%
Adjusted diluted earnings (loss) per share (non-GAAP)*	$0.39	$1.36	(71)%	$0.19	$1.74	(89)%
Segment Results
Tobacco operations sales and other operating revenues	$534.3	$659.4	(19)%	$971.5	$1,164.1	(17)%
Tobacco operations operating income	$43.9	$65.2	(33)%	$47.4	$100.9	(53)%
Ingredients operations sales and other operating revenues	$87.5	$94.8	(8)%	$174.2	$183.8	(5)%
Ingredients operations operating income (loss)	$(2.1)	$(0.2)	(1196)%	$(2.7)	$1.5	(278)%
*See Reconciliation of Certain Non-GAAP Financial Measures in Other Items below.

Quarter Ended September 30, 2026, compared to Quarter Ended September 30, 2025

Consolidated Results

Revenue decreased by 18%, or $132.3 million, in the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, primarily driven by lower tobacco sales volumes, down 23%, reflecting a delayed tobacco market cycle, partially offset by a 3% increase in tobacco sales prices due to product mix.

Operating income decreased by 37%, or $25.0 million, in the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, on lower sales volumes in the Tobacco Operations segment and continued challenging market conditions and high fixed costs in the Ingredients Operations segment.

Selling, general, and administrative expenses were down by 6%, or $4.6 million, primarily due to an insurance recovery of $4 million, favorable foreign currency comparisons of $2.2 million, and lower legal and professional fees of $1.0 million, partially offset by lower recoveries on advances to suppliers of $1.7 million in the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025.

Adjusted operating income was down by $27.7 million and adjusted net income attributable to Universal Corporation was down by $24.3 million in the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, largely on lower sales volumes in the Tobacco Operations segment and continued challenging market conditions and high fixed costs in the Ingredients Operations segment.

Tobacco Operations Segment

Revenue decreased by 19%, or $125.1 million, for the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, primarily on a 23% decrease in tobacco sales volumes due to a delayed tobacco market cycle this fiscal year, partially offset by a 3% increase in tobacco sales prices due to product mix. Operating income for the Tobacco Operations segment decreased by 33%, or $21.3 million, for the second quarter of fiscal year 2027, compared to the second quarter of fiscal year 2026, on lower tobacco sales volumes, which reflected lower shipments out of Africa and Brazil, due to later customer commitments and delivery of shipping instructions, partially offset by some earlier shipments from Asia. Selling, general, and administrative expenses were lower by $3.1 million for the segment mainly due to an insurance recovery of $4 million, favorable foreign currency comparisons of $2.1 million, and lower legal and professional fees of $1.0 million, partially offset by lower recoveries on advances to suppliers of $1.7 million in the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025.

Ingredients Operations Segment

Revenue for the Ingredients Operations segment decreased by 8%, or $7.3 million, for the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, on tight apple supplies and high raw material costs. Operating income for the segment decreased by $1.9 million, on higher raw material costs, partially offset by a $1.2 million decrease in inventory write-downs. Market challenges included persistent weakness in the consumer-packaged-goods industry, supply restraints, particularly tight apple markets in the Pacific Northwest, inflationary pressures, and high raw material costs. Selling, general, and administrative expenses were lower by $1.1 million for the segment mainly due to lower compensation costs of $0.7 million in the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025.

Additional Items

Cost of goods sold decreased by 16%, or $100.0 million, in the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, largely on lower tobacco sales volumes, partially offset by inflationary pressures on other costs of production including freight.

Interest expense was down by 10%, or $2.0 million, in the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, on mix of borrowing sources.

Restructuring income was $2.7 million in the quarter ended September 30, 2026, on the sale of a previously closed sheet tobacco manufacturing facility.

The consolidated effective tax rate for the three months ended September 30, 2026, was 35%. The consolidated effective tax rate for the three months ended September 30, 2025, was 24%. The consolidated effective tax rate for the three months ended September 30, 2026, was higher than the consolidated effective tax rate for the three months ended September 30, 2025, due to various factors, including the mix and timing of domestic and foreign earnings, as well as the expiration of the Mozambique tax holiday in fiscal year 2026.

Six Months Ended September 30, 2026, compared to Six Months Ended September 30, 2025

Consolidated Results

Revenue decreased by 15%, or $202.3 million, in the six months ended September 30, 2026, compared to the six months ended September 30, 2025, primarily on lower tobacco sales volumes, down 18%, reflecting a delayed tobacco market cycle.

Operating income decreased by 56%, or $56.5 million, in the six months ended September 30, 2026, compared to the six months ended September 30, 2025, on lower sales volumes in the Tobacco Operations segment and continued challenging market conditions and high fixed costs in the Ingredients Operations segment.

Selling, general, and administrative expenses were down by 2%, or $3.0 million, due to an insurance recovery of $4.0 million, lower compensation costs of $3.3 million , and lower legal and professional fees of $2.2 million, partially offset by lower recoveries on advances to suppliers of $3.4 million and unfavorable foreign currency comparisons of $2.6 million in the six months ended September 30, 2026, compared to the six months ended September 30, 2025.

Adjusted operating income was down by $60.4 million and adjusted net income attributable to Universal Corporation was down by $38.9 million in the six months ended September 30, 2026, compared to the six months ended September 30, 2025, largely on lower sales volumes in the Tobacco Operations segment and continued challenging market conditions and high fixed costs in the Ingredients Operations segment.

Tobacco Operations Segment

Revenue decreased by 17%, or $192.7 million, for the six months ended September 30, 2026, compared to the six months ended September 30, 2025, primarily on an 18% decrease in tobacco sales volumes due to a delayed tobacco market cycle this fiscal year. Tobacco sales prices were flat in the first half of fiscal year 2027, compared to the first half of fiscal year 2026, as product mix offset lower green tobacco prices. Operating income for the Tobacco Operations segment decreased by 53%, or $53.5 million, for the first half of fiscal year 2027, compared to the first half of fiscal year 2026, on lower tobacco sales volumes, which reflected oversupply conditions, particularly for flue-cured and burley tobacco, which led to slower green tobacco buying and customer commitments and delivery of shipping instructions. Selling, general, and administrative expenses were lower by $1.8 million for the segment mainly due to an insurance recovery of $4.0 million, lower compensation costs of $0.6 million, and lower legal and professional fees of $3.3 million, partially offset by lower recoveries on advances to suppliers of $3.4 million and unfavorable foreign currency comparisons of $2.3 million in the six months ended September 30, 2026, compared to the six months ended September 30, 2025. Corporate overhead costs allocated to the segment were $2.4 million higher in the six months ended September 30, 2026, compared to the six months ended September 30, 2025, due to a higher percentage allocation of the actual corporate overhead costs to the segment. The allocation of corporate overhead costs is based on projected annual financial and operational performance.

Ingredients Operations Segment

Revenue for the Ingredients Operations segment decreased by 5%, or $9.7 million, for the six months ended September 30, 2026, compared to the six months ended September 30, 2025, as sales were negatively impacted by tight apple supplies and high raw material costs, partially offset by higher vanilla extract sales. Operating income for the segment decreased by $4.3 million, on product mix and increased raw material production costs, partially offset by a $0.3 million decrease in inventory write-downs. Market challenges included persistent weakness in the consumer-packaged-goods industry, supply restraints, particularly tight apple markets in the Pacific Northwest, inflationary pressures, and high raw material costs. Selling, general, and administrative expenses were lower by $2.6 million for the segment mainly due to lower compensation costs of $1.5 million in the six months ended September 30, 2026, compared to the six months ended September 30, 2025. Corporate overhead costs allocated to the segment were $1.0 million lower in the six months ended September 30, 2026, compared to the six months ended September 30, 2025, due to a lower percentage allocation of the actual corporate overhead costs to the segment. The allocation of corporate overhead costs is based on projected annual financial and operational performance.

Additional Items

Cost of goods sold decreased by 13%, or $139.0 million, in the first half of fiscal year 2027, compared to the first half of fiscal year 2026, largely on lower tobacco sales volumes, partially offset by inflationary pressures on other costs of production including freight expenses.

Interest expense was down by 9%, or $3.3 million, in the six months ended September 30, 2026, compared to the six months ended September 30, 2025, on mix of borrowing sources.

Restructuring income was $2.7 million in the six months ended September 30, 2026, on the sale of a previously closed sheet tobacco manufacturing facility. Restructuring and impairment costs were $1.1 million in the six months ended September 30, 2025.

The consolidated effective tax rate for the six months ended September 30, 2026, was 34%. The consolidated effective tax rate for the six months ended September 30, 2025, was 25%. The consolidated effective tax rate for the six months ended September 30, 2026, was higher than the consolidated effective tax rate for the six months ended September 30, 2025, due to various factors, including the mix and timing of domestic and foreign earnings and the tax deductibility of certain items, as well as the expiration of the Mozambique tax holiday in fiscal year 2026.

Sustainability

Universal continues to deepen its collaboration with customers on the sustainability priorities shaping the leaf tobacco supply chain, empowering our teams on the ground to deliver projects that are impactful to farming communities. At the center of this work is our commitment to supporting the growing customer momentum behind regenerative agriculture, which improves soil health, helps farmers stay resilient through periods of climate variability such as El Niño, and minimizes environmental impact. Practices underway include expanding cover crops across several origins and turning tobacco waste into compost to enrich the soil. Healthy soil goes hand in hand with healthy forests, and our forestry programs, which planted more than 13.5 million trees in fiscal year 2026, along with efficient curing barns and sustainable fuel programs, are reducing wood use in support of our no-deforestation commitment. Just as important as caring for the land is supporting the people who work it, and we remain equally committed to strengthening supply chain due diligence through clear governance, training for field technicians and farmers, and traceability of leaf to known growers. We will continue to build on this work in close partnership with our customers. Universal expects to publish its fiscal year 2026 Sustainability Report in early December, which will further detail our significant supply chain activities.

Other Items

Reconciliation of Certain Non-GAAP Financial Measures:
The following tables set forth certain non-recurring items included in reported results to reconcile adjusted operating income to consolidated operating income and adjusted net income (loss) attributable to Universal Corporation to net income (loss) attributable to Universal Corporation:

Adjusted Operating Income Reconciliation
	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2026	2025	2026	2025
As Reported: Consolidated operating income	$42,645	$67,649	$44,941	$101,462
Restructuring and impairment (income) costs(1)	(2,708)	—	(2,708)	1,122
As Adjusted operating income (non-GAAP)	$39,937	$67,649	$42,233	$102,584

Adjusted Net Income (Loss) Attributable to Universal Corporation and Adjusted Diluted Earnings (Loss) Per Share Reconciliation

(in thousands except for per share amounts)	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
As Reported: Net income (loss) attributable to Universal Corporation	$12,582	$34,169	$7,566	$42,666
Restructuring and impairment (income) costs(1)	(2,708)	—	(2,708)	1,122
Total of non-GAAP adjustments to income (loss) before income taxes	(2,708)	—	(2,708)	1,122
Non-GAAP adjustments to income taxes
Income tax benefit from restructuring and impairment (income) costs(1)(2)	—	—	—	(35)
Total of income tax impacts for non-GAAP adjustments to income (loss) before income taxes	—	—	—	(35)
As adjusted: Net income (loss) attributable to Universal Corporation (non-GAAP)	$9,874	$34,169	$4,858	$43,753
As reported: Diluted earnings (loss) per share	$0.50	$1.36	$0.30	$1.70
As adjusted: Diluted earnings (loss) per share (non-GAAP)	$0.39	$1.36	$0.19	$1.74

(1)     Restructuring and impairment (income) costs are included in Consolidated operating income in the consolidated statements of income, but excluded for purposes of Adjusted operating income, Adjusted net income (loss) attributable to Universal Corporation, and Adjusted diluted earnings (loss) per share.
(2)    The income tax effect of non-GAAP adjustments was determined based on the timing and nature of the specific non-GAAP adjustments and their relevant jurisdictional income tax rates (foreign, state, and local) and the applicable U.S. federal income tax rates. The Company considers current and deferred income tax rates to calculate the impact to income taxes for the non-GAAP adjustments.

The following table reconciles total debt to net debt and net capitalization:

Net Debt and Net Capitalization Reconciliation
	September 30,	September 30,	March 31,
(in thousands)	2026	2025	2026
Add: Notes payable and overdrafts	$579,287	$539,583	$287,564
Add: Long-term obligations	617,011	618,196	616,727
Add: Current portion of long-term obligations	—	—	—
Total Debt	1,196,298	1,157,779	904,291
Add: Customer advances and deposits	4,937	2,782	3,376
Less: Cash and cash equivalents	47,021	88,652	62,178
Net Debt (non-GAAP)	$1,154,214	$1,071,909	$845,489
Add: Total Universal Corporation shareholders' equity	1,389,394	1,469,982	1,415,400
Net Capitalization (non-GAAP)	$2,543,608	$2,541,891	$2,260,889

Net Debt/Net Capitalization (non-GAAP)	45%	42%	37%
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

The first half of our fiscal year is typically a period of significant working capital investment in Africa, South America, and the United States as farmers deliver tobacco crops. We generally recover some of this investment in the second fiscal quarter as tobacco is shipped and accounts receivable are collected from customers. In fiscal year 2027, however, a global oversupply of tobacco, particularly flue-cured and burley tobacco, has delayed tobacco purchasing, processing, and shipping compared to fiscal year 2026. We expect fiscal year 2027 tobacco shipments to be heavily weighted to the second half of the fiscal year. As a result, we expect to recover more of our working capital investments later in fiscal year 2027 than in fiscal year 2026. We funded our working capital requirements through a combination of cash on hand, short-term borrowings, customer advances, accounts receivable factoring, and operating cash flows.

Operating Activities
Net cash used by our operations was $213.8 million during the six months ended September 30, 2026. That amount was $41.4 million higher than during the same period in fiscal year 2026, primarily due to the delayed tobacco market cycle which is shifting cash generation by our tobacco operations to the second half of fiscal year 2027. Tobacco inventory levels at September 30, 2026, were up $48.0 million, compared to September 30, 2025 levels, on slower tobacco shipments, partially offset by lower green tobacco prices. We generally do not purchase material quantities of tobacco on a speculative basis, and we target committed inventory levels of 80% or more of total tobacco inventory. Our level of committed inventory percentages is influenced by timing of farmer deliveries of new crops, as well as the receipt of customer orders. In addition, when we contract directly with tobacco farmers, we are often obligated to buy all stalk positions, which may contain less marketable leaf styles. As of September 30, 2026, our uncommitted tobacco inventories were $229.5 million, or about 19% of total tobacco inventory, compared to $222.3 million, or about 27% of our tobacco inventory as of March 31, 2026, and $144.2 million, or about 13% of our tobacco inventory as of September 30, 2025. We expect our uncommitted tobacco inventory levels to come down from September 30, 2026 levels in the second half of fiscal year 2027.

Our balance sheet accounts reflected seasonal patterns in the six months ended September 30, 2026, on deliveries of tobacco crops by farmers in Africa, South America, and the United States. Accounts receivable decreased by $126.7 million from March 31, 2026 levels on collections on receivables, partially offset by tobacco crop shipments. Advances to suppliers were $101.8 million at September 30, 2026, a reduction of $75.5 million from March 31, 2026, as tobacco crops were delivered in payment on some of those balances, net of new balances for upcoming tobacco crops. Accounts receivable--unconsolidated affiliates increased by $84.2 million from March 31, 2026 levels, on tobacco crop purchases. Notes payable and overdrafts were up $291.7 million from March 31, 2026 levels on seasonal working capital needs.

Accounts receivable and accounts receivable--unconsolidated affiliates were $9.5 million and $18.9 million lower, respectively, in the six months ended September 30, 2026, compared to the six months ended September 30, 2025, on the timing of tobacco shipments. Advances to suppliers were $19.8 million lower at September 30, 2026, compared to September 30, 2025, largely on the timing of advances. Notes payable and overdrafts were up $39.7 million as of September 30, 2026, compared to September 30, 2025, on the later timing of tobacco shipments.

Investing Activities
Our capital allocation strategy focuses on four strategic priorities: strengthening and investing for growth in our leaf tobacco business; increasing our strong dividend; exploring growth opportunities for our ingredients business; and returning excess capital to our shareholders. In deciding where to invest capital resources, we look for opportunities where we believe we can earn an adequate return as well as leverage our assets and expertise or enhance our farmer base. Our capital expenditures are generally limited to those that add value, replace or maintain equipment, increase efficiency, or position us for future growth. During the six months ended September 30, 2026 and 2025, we invested approximately $35.6 million and $21.1 million, respectively, in our property, plant and equipment. Depreciation expense was approximately $21.7 million and $22.0 million, respectively, for the six months ended September 30, 2026 and 2025. Typically, our capital expenditures for maintenance projects are less than $30 million per fiscal year. In addition, from time to time, we undertake projects that require capital expenditures when we identify opportunities to improve efficiencies, invest in sustainability projects, add value for our customers, and position ourselves for future growth. We currently expect to spend approximately $60 to $70 million over the next twelve months on capital projects for maintenance of our facilities and other investments to grow and improve our businesses.

On November 4, 2026, our Board of Directors approved a new share repurchase program, which replaced the share repurchase program expiring November 15, 2026, for the purchase of up to $100 million of shares of our common stock through November 15, 2028. Under the new share repurchase program, we may purchase shares from time to time on the open market or in privately negotiated transactions at prices not exceeding prevailing market rates. Repurchases of shares under the repurchase program may vary based on management discretion, as well as changes in cash flow generation and availability. During the three months ended September 30, 2026, under the prior share repurchase program, we purchased 43,288 shares of common stock at an aggregate cost of $2.3 million (average price per share $52.08).

Financing Activities

At September 30, 2026, we had $1.2 billion in total debt outstanding, an increase of $38.5 million compared to September 30, 2025. We consider the sum of notes payable and overdrafts, long-term debt (including any current portion), and customer advances and deposits, less cash, cash equivalents, and short-term investments on our balance sheet to be our net debt. We also consider our net debt plus shareholders' equity to be our net capitalization. Net debt increased by $82.3 million to $1.2 billion at September 30, 2026, compared to September 30, 2025. Net debt as a percentage of net capitalization was 45% at September 30, 2026, up from 42% at September 30, 2025, and up from 37% at March 31, 2026.

As of September 30, 2026, we had $47 million in cash and cash equivalents, $617 million available under our committed revolving credit facility that will mature in December 2030, and we, together with our consolidated affiliates, had approximately $281 million in available, uncommitted credit lines. The financial covenants under our committed revolving credit facility require us to maintain certain levels of tangible net worth and observe restrictions on debt levels. On October 9, 2026, we entered into an amendment under our bank credit agreement, which includes our committed revolving credit facility, that temporarily raised the leverage level we are required to maintain under the financial covenants of the bank credit agreement through the quarter ended March 31, 2027. As a result of the amendment to our bank credit agreement and based on our September 30, 2026 financial statements, we were in compliance with all financial covenants of our debt agreements as of September 30, 2026. We have no long-term debt maturing until fiscal year 2031.

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

Derivatives
From time to time, we use interest rate swap agreements to manage our exposure to changes in interest rates. At September 30, 2026, the fair value of our outstanding interest rate swap agreements was an asset of about $16.9 million, and the notional amount swapped was $310 million. We entered into these agreements to eliminate the variability of cash flows in the interest payments on a portion of our variable-rate term loans. Under the swap agreements we receive variable rate interest and pay fixed rate interest. The swaps are accounted for as cash flow hedges.

We also use derivative instruments from time to time to hedge certain foreign currency exposures, primarily related to forecasted purchases of tobacco, related processing costs, and crop input sales, as well as our net monetary balance sheet exposures in local currency. We generally account for our hedges of forecasted tobacco purchases as cash flow hedges. As of September 30, 2026, the fair value of our open hedges for forecasted tobacco purchases and crop inputs was a net asset of approximately $63 thousand. We had forward contracts outstanding that were not designated as hedges, and the fair value of those contracts was a net liability of approximately $0.6 million as of September 30, 2026.

Critical Accounting Estimates
A summary of our critical accounting policies is included in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2026 Form 10-K. Our critical accounting policies have not materially changed from those reported in the 2026 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the Company's market risk during the six months ended September 30, 2026. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2026 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports filed by the Company under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer evaluated, with the participation of the Company’s management, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Form 10-Q. Based on this evaluation, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    The following table sets forth repurchased shares of our common stock during the three-month period ended September 30, 2026:

Period (1)	Total Number of Shares Repurchased	Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (3)	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)

July 1-31, 2026	43,288	$52.08	43,288	$95,000,004
August 1-31, 2026	—	—	—	95,000,004
September 1-30, 2026	—	—	—	95,000,004
Total	43,288	$52.08	43,288	$95,000,004
(1)Repurchases are based on the date the shares were traded. This presentation differs from the consolidated statement of cash flows, where the cost of share repurchases is based on the date the transactions were settled.
(2)Amounts listed for average price paid per share include broker commissions paid in the transactions.
(3)On November 7, 2024, the Company's Board of Directors approved a stock repurchase program for the purchase of up to $100 million of shares of our common stock in open market or privately negotiated transactions through November 15, 2026, subject to market conditions and other factors. The program had $95 million of remaining capacity for repurchases of common stock at September 30, 2026.
Our current dividend policy anticipates the payment of quarterly dividends in the future. However, the declaration and payment of dividends to holders of common stock is at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, and capital requirements. Under certain provisions of our credit facilities, we must meet financial covenants relating to minimum tangible net worth and maximum levels of debt. If we were not in compliance with them, these financial covenants could restrict our ability to pay dividends. As a result of the amendment to our bank credit agreement, we were in compliance with all such covenants at September 30, 2026. See “Financing Activities” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on the amendment to our bank credit agreement.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
On August 13, 2026, Airton L. Hentschke adopted a Rule 10b5-1 trading arrangement (as such term is defined in Item 408 of Regulation S-K of the Securities Act) providing for the sale from time to time of an aggregate of up to 19,970 shares of common stock. The duration of the trading arrangement is until the earlier of August 13, 2028 or all shares of common stock subject to the trading arrangement have been sold. Mr. Hentschke is the Company’s Senior Vice President and Chief Operating Officer.

Except as provided above, during the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).
 ITEM 6.   EXHIBITS

10.1
Amendment No. 1, dated October 9, 2026, to the Credit Agreement, dated December 9, 2025, among Universal Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, Truist Bank and AgFirst Farm Credit Bank, as Co-Syndication Agents, and First Horizon Bank, KeyBank National Association, Citibank, N.A., Bank of America, N.A., UBS Switzerland AG, Atlantic Union Bank and Capital One, N.A., as Co-Documentation Agents (incorporated herein by reference to the Registrant’s Current Report on Form 8-K dated October 9, 2026, File No. 001-00652).

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

UNIVERSAL CORPORATION
(Registrant)

Date:	November 4, 2026	/s/ Steven S. Diel
Steven S. Diel, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 4, 2026	/s/ Scott J. Bleicher
Scott J. Bleicher, Vice President and Controller
(Principal Accounting Officer)